Form 10-Q
period 2000-06-30
SANTA FE INTERNATIONAL CORP/
filed 2000-08-04
CIK 1038914

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM          TO         .

                         COMMISSION FILE NUMBER 1-14634

                                   ----------

                       SANTA FE INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                   ----------

         CAYMAN ISLANDS                                       98-0108989
    (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                          Identification No.)


    Two Lincoln Centre, Suite 1100
          5420 LBJ Freeway
            Dallas, Texas                                      75240-2648
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (972) 701-7890

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     As of July 31, 2000, 115,144,252 ordinary shares, par value $.01 per share, were outstanding.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                               INDEX TO FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000




                                                                                                   Page No.
                                                                                                  -----------
COVER PAGE                                                                                            1

DOCUMENT TABLE OF CONTENTS                                                                            2

PART I - FINANCIAL INFORMATION

           Item 1.  Interim Condensed Financial Statements (Unaudited)                                3

                  Consolidated Statements of Operations and Retained Earnings for the Three and
                  Six Months ended June 30, 2000 and 1999                                             3

                  Consolidated Balance Sheets as of June 30, 2000 and
                  December 31, 1999                                                                   4

                  Consolidated Statements of Cash Flows for the Six Months ended
                  June 30, 2000 and 1999                                                              5

                  Notes to the Consolidated Financial Statements                                      6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                 9

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        17

PART II - OTHER INFORMATION                                                                           18

           Item 4.  Submission of Matters to a Vote of Security Holders                               18

           Item 5.  Other Information                                                                 18

           Item 6.  Exhibits and Reports on Form 8-K                                                  18


SIGNATURES                                                                                            19

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)
         (U.S. dollars, in thousands, except share and per share data)


                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                        --------------------------------      --------------------------------
                                                             2000              1999                2000              1999
                                                        -------------      -------------      -------------      -------------

Operating revenues                                      $     146,285      $     160,002      $     278,833      $     345,518

Operating costs                                                92,664             88,126            181,307            181,639
                                                        -------------      -------------      -------------      -------------

    Operating margin                                           53,621             71,876             97,526            163,879

Other operating costs and expenses:

  Depreciation and amortization                                20,362             17,810             40,721             35,468

  General and administrative                                    4,296              5,330              8,417             10,519

  Gain on sale of assets                                          (50)              (181)              (334)              (381)
                                                        -------------      -------------      -------------      -------------

Operating income                                               29,013             48,917             48,722            118,273

Other income (expense):

  Investment income                                             4,450              2,384              8,040              3,815

  Other, net                                                     (326)               176             (1,454)              (938)
                                                        -------------      -------------      -------------      -------------

Income before provision for taxes on income                    33,137             51,477             55,308            121,150

Provision for taxes on income (Note 4)                          5,945              8,288              9,847             19,505
                                                        -------------      -------------      -------------      -------------

Net income                                                     27,192             43,189             45,461            101,645
                                                        -------------      -------------      -------------      -------------

Retained earnings as of the beginning of the period           707,702            612,987            693,168            558,260

Dividends declared ($0.0325 per share per quarter)             (3,742)            (3,728)            (7,477)            (7,457)
                                                        -------------      -------------      -------------      -------------

Retained earnings as of the end of the period           $     731,152      $     652,448      $     731,152      $     652,448
                                                        =============      =============      =============      =============

Income per Ordinary Share:

  Basic                                                 $        0.24      $        0.38      $        0.40      $        0.89
                                                        =============      =============      =============      =============
  Diluted                                               $        0.23      $        0.37      $        0.39      $        0.88
                                                        =============      =============      =============      =============

Weighted average ordinary and ordinary equivalent shares used in Ordinary Share computations:

  Basic                                                   114,916,587        114,728,946        114,913,712        114,728,720
    Effect of dilutive securities - employee and
     non-employee director stock options                    1,708,898            693,585          1,584,758            566,277
                                                        -------------      -------------      -------------      -------------

  Diluted                                                 116,625,485        115,422,531        116,498,470        115,294,997
                                                        =============      =============      =============      =============


           See notes to unaudited consolidated financial statements.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (U.S. dollars, in thousands, except share data)


                                                                    June 30, 2000   December 31, 1999
                                                                    -------------   -----------------
                                     ASSETS
Current assets:

   Cash and cash equivalents                                          $   127,257      $    99,692

   Marketable securities                                                  143,488          147,749

   Accounts receivable                                                    132,012          107,741

   Inventories                                                             37,579           42,083

   Prepaid expenses and other current assets                                8,016           11,427
                                                                      -----------      -----------

     Total current assets                                                 448,352          408,692
                                                                      -----------      -----------
Property and equipment, at cost                                         2,173,122        2,152,094

   Less accumulated depreciation and amortization                      (1,088,758)      (1,049,530)
                                                                      -----------      -----------
   Property and equipment, net                                          1,084,364        1,102,564

Other noncurrent assets                                                    61,578           52,286
                                                                      -----------      -----------
     Total assets                                                     $ 1,594,294      $ 1,563,542
                                                                      ===========      ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                   $    48,452      $    49,212

   Accrued liabilities                                                     94,826          100,214
                                                                      -----------      -----------
     Total current liabilities                                            143,278          149,426

Other noncurrent liabilities                                               43,957           48,091
                                                                      -----------      -----------
     Total liabilities                                                    187,235          197,517

Commitments and contingencies (Note 3)

Shareholders' equity:
   Ordinary shares par value $.01; 600,000,000 shares authorized,
     115,144,252 and 114,971,177 shares issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively                      1,151            1,150

Additional paid-in capital                                                674,756          671,707

Retained earnings                                                         731,152          693,168
                                                                      -----------      -----------
    Total shareholders' equity                                          1,407,059        1,366,025
                                                                      -----------      -----------
    Total liabilities and shareholders' equity                        $ 1,594,294      $ 1,563,542
                                                                      ===========      ===========


           See notes to unaudited consolidated financial statements.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                          (U.S. dollars, in thousands)


                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                2000            1999
                                                              ---------      ----------
Operating activities:

Net income                                                    $  45,461      $ 101,645

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                  40,721         35,468

  Gain on sale of assets                                           (334)          (381)

  Accretion of interest income and gains on sales
    of marketable securities                                     (2,033)          (989)

  Deferred income tax provision (benefit)                          (561)           (77)

Changes in operating assets and liabilities:

  Accounts receivable                                           (24,271)        21,851

  Inventories                                                     4,504          3,532

  Prepaid expenses and other current assets                       3,411           (771)

  Accounts payable                                                 (760)       (16,860)

  Accrued liabilities                                            (5,790)         4,902

Other, net                                                      (11,787)           830
                                                              ---------      ---------

    Net cash provided by operating activities                    48,561        149,150

Investing activities:

  Capital expenditures                                          (22,374)       (65,803)

  Proceeds from sales of property and equipment                     584            511

  Maturities of marketable securities                           148,254         22,094

  Purchases of marketable securities                           (141,960)       (71,399)
                                                              ---------      ---------
    Net cash used for investing activities                      (15,496)      (114,597)

Financing activities:

  Dividends paid                                                 (7,464)        (7,450)

  Issuance of shares under the Employee Share Purchase Plan       1,964          2,101
                                                              ---------      ---------
    Net cash used for financing activities                       (5,500)        (5,349)
                                                              ---------      ---------
Net change in cash and cash equivalents                          27,565         29,204

Cash and cash equivalents at beginning of period                 99,692        124,314
                                                              ---------      ---------
Cash and cash equivalents at end of period                    $ 127,257      $ 153,518
                                                              =========      =========

Supplemental disclosures of cash flows information:

  Income taxes paid                                           $  10,145      $   9,608
                                                              =========      =========


           See notes to unaudited consolidated financial statements.

                       SANTA FE INTERNATIONAL CORPORATION
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000





NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         At June 30, 2000 and 1999, Santa Fe International Corporation ("Santa Fe" or the "Company"), a Cayman Islands corporation, was a majority-owned subsidiary of SFIC Holdings (Cayman), Inc. ("Holdings"), which in turn is a wholly-owned subsidiary of Kuwait Petroleum Corporation ("KPC"). KPC is wholly-owned by the State of Kuwait. During July 2000, Holdings completed the public offering of 31 million ordinary shares of Santa Fe, thereby reducing Holdings' ownership to approximately 38%. Santa Fe owns and operates a high quality, technologically advanced fleet of 27 marine and 33 land drilling rigs and provides drilling related services to the petroleum industry worldwide.

         Holders of Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, the Company may pay dividends or make other distributions to its shareholders, in such amounts as the Board of Directors deems appropriate from the profits of the Company or out of the Company's share premium account (equivalent to additional paid-in capital) if the Company thereafter has the ability to pay its debts as they come due. Cash dividends, if any, will be declared and paid in U.S. dollars. At June 30, 2000, the Company had declared dividends that had not been paid amounting to $3,735,000.

         The accompanying condensed consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. The preparation of interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on facts and circumstances currently known, actual amounts may differ from such estimates.

         The condensed consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 20-F for the year ended December 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Marketable Securities

         Cash equivalents consist of highly liquid short-term investments that are readily convertible into cash and which at the date of purchase were so near their maturity that they expose the Company to an insignificant risk from changes in interest rates. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The interest method is used to account for any premium or discount on cash equivalents. The Company's policy is to place its temporary cash investments with high credit quality financial institutions and by policy limit the amount of credit exposure to any one financial institution.

                       SANTA FE INTERNATIONAL CORPORATION
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company's marketable securities are classified as available-for-sale securities. Unrealized holding gains and losses on available-for-sale securities are included as a component of other comprehensive income in shareholders' equity, net of the tax effect. The fair values for marketable securities are based on quoted market prices. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The Company does not believe that it is exposed to any significant risks on its investments.

         At June 30, 2000, marketable securities consisted primarily of Eurodollar debt securities and commercial paper. Cost approximates market value.

Income Per Ordinary Share

         The basic and diluted income per Ordinary Share data for the three and six month periods ended June 30, 2000 and 1999, respectively, is calculated based on the weighted average shares outstanding.

Comprehensive Income

         The Company accounts for comprehensive income in accordance with Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three and six month periods ended June 30, 2000 and 1999, respectively, the Company realized no such transactions other than those reported in net income.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in various lawsuits, claims and related matters. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 4 - INCOME TAXES

         The Company is not subject to income taxes in the Cayman Islands. All of the Company's income before provision for taxes on income and the related provision for taxes on income relates to operations in jurisdictions other than the Cayman Islands. The relationship between income before provision for taxes on income and the provision for taxes on income varies from period to period because each jurisdiction in which the Company operates has its own system of taxation (not only with respect to the nominal rate, but also with respect to the allowability of deductions, credits and other benefits) and because the amounts earned in, and subject to tax by, each jurisdiction varies from period to period. The provisions for taxes on income for the three and six month periods ended June 30, 2000 and 1999, respectively, were recognized based upon the expected annualized relationship.

NOTE 5 - SUBSEQUENT EVENTS

         During July 2000, Holdings completed the public offering of 31 million ordinary shares of Santa Fe, thereby reducing Holdings' ownership to approximately 38%. The Company did not receive any proceeds from the offering of the ordinary shares.

NOTE 6 - SEGMENT INFORMATION

         The Company currently has six reportable segments, defined as different equipment classifications, or by contract terms in the case of drilling related services, as follows: heavy duty harsh

                       SANTA FE INTERNATIONAL CORPORATION
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


environment jackup rigs, semisubmersible rigs, 300 to 350 foot premium cantilever jackup rigs, 200 to 250 foot jackup rigs, land rigs and drilling related services.

         Santa Fe evaluates performance and allocates resources based upon the operating margin (operating revenues less operating expenses) generated by the segment. For further details of operating margin by segment, see "Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations." There are no intersegment sales and transfers due to the nature of the business of the segments. The following table sets forth operating revenue and segment income for each of the reportable segments and reconciles total segment income to consolidated income before provision for taxes on income.


                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------      ----------------------------
                                                         2000             1999             2000               1999
                                                      -----------      -----------      -----------      -----------
                                                                              (in thousands)
OPERATING REVENUES
   Heavy duty harsh environment jackup rigs           $    53,001      $    46,532      $   108,396      $    91,794
   Semisubmersible rigs                                     8,092           24,670           13,456           53,587
   300-350 foot premium cantilever jackup rigs             17,384           22,163           31,083           56,230
   200-250 foot jackup rigs                                15,055           14,367           29,474           35,161
                                                      -----------      -----------      -----------      -----------
      Total marine rigs                                    93,532          107,732          182,409          236,772
   Land rigs                                               33,238           36,297           67,830           71,098
   Drilling related services                               19,197           15,558           27,984           36,931
   Other                                                      318              415              610              717
                                                      -----------      -----------      -----------      -----------
      Total operating revenues                        $   146,285      $   160,002      $   278,833      $   345,518
                                                      ===========      ===========      ===========      ===========

SEGMENT INCOME
   Heavy duty harsh environment jackup rigs           $    28,673      $    27,158      $    60,391      $    53,439
   Semisubmersible rigs                                    (6,762)          11,454          (16,400)          28,139
   300-350 foot premium cantilever jackup rigs                 34            6,819           (1,784)          24,969
   200-250 foot jackup rigs                                   144             (422)          (1,215)           5,834
                                                      -----------      -----------      -----------      -----------
      Total marine rigs                                    22,089           45,009           40,992          112,381
   Land rigs                                                4,186            7,800            8,975           13,279
   Drilling related services                                8,811            4,488           11,293            9,986
   Other                                                   (1,777)          (3,050)          (4,121)          (6,854)
                                                      -----------      -----------      -----------      -----------
      Total segment income                                 33,309           54,247           57,139          128,792
                                                      -----------      -----------      -----------      -----------
Unallocated amount:
   General and administrative                               4,296            5,330            8,417           10,519
                                                      -----------      -----------      -----------      -----------
      Operating income                                     29,013           48,917           48,722          118,273
                                                      -----------      -----------      -----------      -----------
Other income (expense)                                      4,124            2,560            6,586            2,877
                                                      -----------      -----------      -----------      -----------
      INCOME BEFORE PROVISION FOR TAXES ON INCOME     $    33,137      $    51,477      $    55,308      $   121,150
                                                      ===========      ===========      ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements regarding future performance and results and the other statements that are not historical facts contained in this report are forward-looking statements. Statements made in this document that state Santa Fe's or management's intentions, hopes, plans, estimates, beliefs, expectations, anticipations or predictions of the future and words of similar import are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements involve risks and uncertainties including, but not limited to, the risks involved in dealing with other parties, including the risk that other parties' commitments to us and our subsidiaries could be breached, changes in the markets for oil and natural gas and for drilling rigs and the risks of doing business in changing markets and changing costs and other factors discussed herein and in our other Securities and Exchange Commission filings. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

         The contract drilling industry is a highly competitive and cyclical industry that is influenced by customer drilling budgets and expenditures and oil and natural gas pricing, consumption and demand. Our contract drilling revenues vary based upon demand, which affects the number of days the rig fleet is utilized and the daily remuneration received for each rig. Revenue can also increase or decrease as a result of the acquisition or disposal of rigs. To improve utilization, realize higher dayrates or retain market share, we may move our rigs from one market to another. During the period in which a rig is moved to a new market, revenues generally are adversely affected. As an additional response to changes in demand and dayrate conditions, we may withdraw a rig from the market by "stacking" it in an idle mode or may reactivate a rig that was previously stacked. Withdrawing a rig from a market may decrease revenues and reactivating a rig may increase revenues. The volatile and cyclical nature of the industry may be further exacerbated as newly built rigs enter the market and drilling companies compete for the opportunities to contract offshore and land rigs.

         During an up cycle in the contract drilling industry, our drilling services are in high demand, and we may contract our drilling fleet at relatively high dayrates. During an industry down cycle, we compete aggressively for drilling contracts at lower rates and additionally must often accept less favorable contract terms. In addition, during a down cycle, we may have to lay-up or stack idle rigs, which often results in terminating the employment of all or part of the associated rig crews.

    The volatility of our business is caused by many factors beyond our control, including:

     -    the current and anticipated prices of oil and natural gas;
     -    the drilling expenditures of oil and gas companies;
     - political and economic factors, including war and civil disturbances, export sales restrictions, embargoes and expropriation or nationalization with or without compensation; and
     - the conversion of existing rigs and construction of new rigs by our competitors.

     Oil and natural gas prices are extremely volatile and are affected by numerous factors, including:

     -    worldwide demand for oil and natural gas;
     - the ability of the Organization of Petroleum Exporting Countries, also referred to as OPEC, to set and maintain production levels and pricing;
     -    the level of production of non-OPEC countries;
     - the policies of the various governments regarding exploration and development of their oil and natural gas reserves;
     -    advances in exploration and development technology; and
     -    the political environment of oil-producing regions.

           During the second quarter of 1998, drilling activity slowed in response to weak oil prices that had been declining since late 1997. Oil and gas companies responded to depressed prices by reducing their drilling expenditures, thus reducing rig utilization. Oil and natural gas prices have since recovered to record high levels. However, the industry generally is continuing to experience low rig utilization and dayrates.

         We believe that if oil and natural gas prices remain at or around current levels, the offshore drilling market will improve moderately during 2000. The recent improvement in the offshore drilling market began in the U.S. Gulf of Mexico, where dayrates tend to be more responsive to changes in oil and natural gas prices than in international markets. The international markets in which we operate recently have begun to recover as the major and national oil and gas companies that dominate these markets experience increased cash flows. As a result, we expect that these oil and gas companies will increase their exploration and production spending.

        Our drilling operations have begun to recover from the industry-wide downturn. Our earnings during the second quarter of 2000 were an improvement over those earned in our first quarter, which in turn were an improvement over our earnings for the fourth quarter of 1999.

         The following table presents data relating to the Company's operating revenues, operating costs, operating margin and operating income by segment.


                                                    THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------       -----------------------------
                                                      2000               1999             2000                1999
                                                   -----------       -----------       -----------       -----------
                                                                  (in thousands except as indicated)
OPERATING REVENUES
   Heavy duty harsh environment jackup rigs        $    53,001       $    46,532       $   108,396       $    91,794
   Semisubmersible rigs                                  8,092            24,670            13,456            53,587
   300-350 foot premium cantilever jackup rigs          17,384            22,163            31,083            56,230
   200-250 foot jackup rigs                             15,055            14,367            29,474            35,161
                                                   -----------       -----------       -----------       -----------
      Total marine rigs                                 93,532           107,732           182,409           236,772
   Land rigs                                            33,238            36,297            67,830            71,098
   Drilling related services                            19,197            15,558            27,984            36,931
   Other                                                   318               415               610               717
                                                   -----------       -----------       -----------       -----------
      Total operating revenues                         146,285           160,002           278,833           345,518
                                                   -----------       -----------       -----------       -----------
OPERATING COSTS (1)
   Heavy duty harsh environment jackup rigs             18,020            14,746            35,405            29,183
   Semisubmersible rigs                                 13,043            11,302            26,224            22,017
   300-350 foot premium cantilever jackup rigs          14,399            12,697            27,063            25,935
   200-250 foot jackup rigs                             12,951            12,438            26,637            24,681
                                                   -----------       -----------       -----------       -----------
      Total marine rigs                                 58,413            51,183           115,329           101,816
   Land rigs                                            22,643            23,088            46,275            46,694
   Drilling related services                            10,126            10,844            16,207            26,477
   Other                                                 1,482             3,011             3,496             6,652
                                                   -----------       -----------       -----------       -----------
      Total operating costs                             92,664            88,126           181,307           181,639
                                                   -----------       -----------       -----------       -----------
      OPERATING MARGIN                                  53,621            71,876            97,526           163,879
                                                   -----------       -----------       -----------       -----------
   Depreciation and amortization                        20,362            17,810            40,721            35,468
   General and administrative                            4,296             5,330             8,417            10,519
   Loss (gain) on sale of assets                           (50)             (181)             (334)             (381)

      OPERATING INCOME                             $    29,013       $    48,917       $    48,722       $   118,273
                                                   ===========       ===========       ===========       ===========
OPERATING INCOME AS A PERCENTAGE OF REVENUES              19.8%             30.6%             17.5%             34.2%
                                                   ===========       ===========       ===========       ===========



----------

(1) Exclusive of depreciation which is presented separately below.

         The following table presents data relating to the Company's rig fleet utilization and average dayrates by segment.


                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                   --------------------------      --------------------------
                                                      2000            1999            2000             1999
                                                   ----------      ----------      ----------      ----------
RIG FLEET UTILIZATION (IN PERCENTAGES)
   Heavy duty harsh environment jackup rigs              91.9%          100.0%           91.9%          100.0%
   Semisubmersible rigs                                  59.7%          100.0%           45.6%          100.0%
   300-350 foot premium cantilever jackup rigs           77.5%           75.5%           72.4%           62.6%
   200-250 foot jackup rigs                              74.5%           45.9%           73.4%           50.0%
      Total marine rigs                                  79.7%           72.7%           75.1%           76.4%
   Land rigs                                             65.5%           65.3%           66.8%           69.1%
   Leased rig operations - semisubmersible              100.0%             --           100.0%             --

AVERAGE DAYRATES (IN WHOLE DOLLARS)
   Heavy duty harsh environment jackup rigs        $  105,580      $  102,268      $  107,964      $  101,430
   Semisubmersible rigs                                49,644          90,366          52,976          98,667
   300-350 foot premium cantilever jackup rigs         27,376          40,296          26,208          47,015
   200-250 foot jackup rigs                            27,777          38,210          27,597          43,142
      Total marine rigs                                49,593          65,134          51,296          68,451
   Land rigs                                           16,906          19,024          16,915          17,752
   Leased rig operations - semisubmersible             60,099              --          59,815              --



QUARTERS ENDED JUNE 30, 2000 AND 1999


         OPERATING REVENUES. Total operating revenues for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 decreased $13.7 million, or 8.6%.

o    Revenues from our marine fleet decreased $14.2 million, or 13.2%.

     o Heavy duty harsh environment jackups increased $6.5 million (13.9%) primarily due to the impact of Galaxy III operations, which began on December 5, 1999 ($15.1 million), partially offset by lower utilization ($3.6 million) and lower average dayrates ($5.0 million).

          o The utilization decrease resulted from idle time incurred on the Monitor due to damage that occurred while the rig was being moved between contracts. This damage resulted in an insurance claim being filed. We believe that the cost of repairs, less a minor deductible, will be reimbursed under our policy. The Monitor is expected to return to work during September 2000 under the original contract to which it was being moved when the damage occurred.

     o Semisubmersible rigs decreased $16.6 million (67.2%) mainly due to idle time incurred for Rig 135 and the Aleutian Key ($10.0 million) and a 45% decrease in average dayrates ($6.6 million).

     o 300-350 foot premium cantilever jackup rigs decreased $4.8 million (21.6%) primarily because of a 32% decrease in average dayrates ($7.7 million), partially offset by increased utilization ($2.9 million).

o Revenues from our land rigs decreased $3.1 million, or 8.4%, mainly due to lower utilization ($3.8 million) and average dayrates earned ($1.4 million), partially offset by full quarter operations of Rig 180, which was placed in service on June 22, 1999 ($2.1 million).

o    Revenues from drilling related services increased $3.6 million, or 23.4%.

     o First full quarter operations of a new contract for our leased semisubmersible rig operating in Azerbaijan, the Dada Gorgud, resulted in an $8.4 million increase.

     o Revenues earned in the North Sea from both incentive drilling and third party rig operations decreased $4.1 million due to lower activity levels.


         OPERATING COSTS. Total operating costs for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 increased $4.5 million, or 5.1%.

o    Operating costs for our marine fleet increased $7.2 million, or 14.1%.

     o Heavy duty harsh environment jackup rigs increased $3.3 million (22.2%) primarily due to initiation of the new rig Galaxy III operations in December 1999.

     o Semisubmersible rigs increased $1.7 million (15.4%) primarily due to planned maintenance costs incurred on the Aleutian Key while idle.

     o 300-350 foot premium cantilever jackup rigs increased $1.7 million (13.4%) primarily due to increased utilization.

o Other operating expenses decreased $1.5 million (50.8%) primarily due to decreased provision for inventory obsolescence.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $1.0 million (19.4%) primarily due to lower employee benefit costs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.6 million (14.3%) for the quarter ended June 30, 2000 as compared with the same period in the prior year.

o Full quarter operations of the new rigs Galaxy III and Rig 180 increased depreciation expense by $1.7 million and $0.5 million, respectively.

o The remaining increase was from depreciation of other general capital additions.

         OTHER INCOME (EXPENSE), NET. Other income increased $1.6 million for the quarter ended June 30, 2000 compared to June 30, 1999, mainly due to higher investment income that resulted from both higher rates earned and higher invested balances.

         PROVISION FOR TAXES ON INCOME. The provision for taxes on income decreased $2.3 million (28.3%) for the second quarter of 2000 as compared with the same quarter of 1999. Although the Company's income before provision for taxes on income decreased $18.3 million (35.6%), our expected annualized effective tax rate is expected to increase to 17.8% for calendar 2000, up from 16.1% in 1999. This expected increase is due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which we operate. The quarterly increase from 16.1% to 17.9% reflects this expected full year increase.

         NET INCOME. Net income for the quarter ended June 30, 2000 decreased $16.0 million (37.0%) to $27.2 million as compared to $43.2 million for the quarter ended June 30, 1999, primarily due to:

o        $13.7 million decreased operating revenues,
o        $4.9 million increased operating expenses, and
o $2.6 million increased depreciation and amortization expense, partially offset by:

o    $2.3 million lower provision for taxes on income,
o    $1.6 million increased other income (expense), net, and
o    $1.0 million lower general and administrative expense.



SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         OPERATING REVENUES. Total operating revenues for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 decreased $66.7 million, or 19.3%.

o    Revenues from our marine fleet decreased $54.4 million, or 23.0%.

     o Heavy duty harsh environment jackups increased $16.6 million (18.1%) increase primarily due to the impact of Galaxy III, which began operations on December 5, 1999 ($29.3 million), partially offset by lower total fleet utilization ($6.7 million) and lower average dayrates ($6.0 million).

          o The utilization decrease was due solely to idle time incurred on the Monitor.

     o Semisubmersible rigs decreased $40.1 million (74.9%) mainly due to idle time incurred for Rig 135 and the Aleutian Key ($30.1 million) and a 46.0% decrease in average dayrates ($10.0 million).

     o 300-350 foot premium cantilever jackup rigs decreased $25.1 million (44.7%) primarily because of a 44% decrease in average dayrates.

     o 200-250 foot jackup rigs decreased $5.7 million (16.2%) mainly due to a 36% decrease in average dayrates ($7.7 million) and the reclassification of Rig 134 as a premium cantilever jackup ($4.0 million) effective January 1, 2000. These decreases were partly offset by increased utilization ($6.0 million) for the remainder of the 200-250 foot jackups.

o Revenues from our land rigs decreased $3.3 million, or 4.6%, mainly due to a 5% decrease in average dayrates earned.

o    Revenues from drilling related services decreased $8.9 million, or 24.2%.

     o Operation of a new contract for our leased semisubmersible rig operating in Azerbaijan, the Dada Gorgud, resulted in an $8.5 million increase in revenues.

     o Revenues earned in the North Sea from both incentive drilling and third party rig operations decreased $14.4 million due to lower activity levels.

     o Other labor job and incentive services revenues decreased $3.0 million, mainly in Venezuela and Egypt.


         OPERATING COSTS. Total operating costs for the six months ended June 30, 2000 were essentially flat compared to the six months ended June 30, 1999.

o    Operating costs for our marine fleet increased $13.5 million, or 13.3%.

     o Heavy duty harsh environment jackup rigs increased $6.2 million (21.3%) primarily due to the impact of Galaxy III operations.

     o Semisubmersible rigs increased $4.2 million (19.1%) primarily due to planned maintenance costs incurred on the Aleutian Key while idle, partly offset by lower utilization.

     o 300-350 foot premium cantilever jackup rigs increased $1.1 million (4.3%) primarily due to increased maintenance costs associated with the reclassification of Rig 134, partly offset by lower mobilization costs for the Compact Driller.

     o 200-250 foot jackup rigs increased $2.0 million (7.9%) mainly due to increased utilization ($6.1 million), partly offset by the reclassification of Rig 134 as a premium cantilever jackup ($3.8 million).

o Operating costs from drilling related services decreased $10.3 million, or 38.8%.

     o Operation of a new contract for our leased semisubmersible rig operating in Azerbaijan, the Dada Gorgud, resulted in an $5.1 million increase in operating costs.

     o Operating costs in the North Sea for both incentive drilling and third party rig operations decreased $14.0 million due to lower activity levels.

     o Operating costs for other labor jobs and incentive services decreased $1.4 million, mainly in Venezuela and Egypt.

o Other operating expenses decreased $3.2 million (47.4%) primarily due to decreased provision for inventory obsolescence.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $2.1 million (20.0%) primarily due to lower employee benefit costs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $5.3 million (14.8%) for the six months ended June 30, 2000 as compared with the same period in the prior year.

o Operations of the new rigs Galaxy III and Rig 180 increased depreciation expense by $3.5 million and $0.8 million, respectively.

o The remaining increase was from depreciation of other general capital additions.

         OTHER INCOME (EXPENSE), NET. Other income increased $3.7 million for the six months ended June 30, 2000 compared to June 30, 1999, mainly due to higher investment income that resulted from both higher rates earned and higher invested balances.

         PROVISION FOR TAXES ON INCOME. The provision for taxes on income decreased $9.7 million (49.5%) for the first six months of 2000 as compared with the same period of 1999. Although the Company's income before provision for taxes on income decreased $65.8 million (54.3%), our expected annualized effective tax rate increased to 17.8% in 2000 from 16.1% in 1999. This expected increase is due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which we operate.

         NET INCOME. Net income for the six months ended June 30, 2000 decreased $56.1 million (55.3%) to $45.5 million as compared to $101.6 million for the six months ended June 30, 1999, primarily due to:

o    $66.7 million decreased operating revenues,
o    $5.3 million increased depreciation and amortization expense,

partially offset by:

o    $9.7 million lower provision for taxes on income,

o    $3.7 million increased other income (expense), net, and
o    $2.1 million lower general and administrative expense.


LIQUIDITY AND CAPITAL RESOURCES

         The net change in cash and cash equivalents was $27.6 million and $29.2 million, respectively, for the six months ended June 30, 2000 and 1999, or a decrease of $1.6 million.

o Net cash provided by operating activities decreased $100.6 million for the six months ended June 30, 2000 compared to the same six months in 1999.

     o The decrease in cash flows from operations was primarily attributable to changes in income before non-cash charges and working capital requirements.

o    Cash used for investing activities decreased $99.1 million.

     o Cash provided by net maturities and purchases of marketable securities increased $55.6 million.

          o Maturities and purchases of marketable securities for both six month periods were primarily for Eurodollar debt instruments and commercial paper with original maturities of more than 90 but less than 365 days.

     o    Cash used for capital spending decreased $43.4 million.

          o Expansion capital spending for the new rigs, Galaxy III and Rig 180, was $48.9 million for the first six months of 1999, with no corresponding spending in 2000.

          o Capital spending for the Dada Gorgud upgrade required $1.5 million for the six months ended June 30, 2000.

          o Spending to meet contractual obligations to customers and for rig upgrade, maintenance and enhancement projects increased $4.0 million for the six months ended June 30, 2000 compared to the same period in 1999.

o Cash used in financing activities was essentially flat between the two six month periods.

     o    $7.5 million in dividends were paid to shareholders in each period.

     o Shares were issued under Santa Fe's Employee Share Purchase Plan in January 2000 and 1999 in the amount of $1.9 million and $2.1 million, respectively.

         The Company budgeted approximately $150 million for capital expenditures during the year ending December 31, 2000.

o Capital spending to meet routine rig maintenance and contractual obligations for customers and for rig upgrade, modernization and enhancement projects was budgeted to require approximately $60 million, representing numerous individual transactions spread over the course of the year. We expect to spend this entire amount.

o $50 million was budgeted for use in either constructing or acquiring one or more new rigs, based upon market conditions.

     o Although some spending will be incurred for preliminary research and design work on a new deepwater vessel, it is unlikely that a significant portion of this budgeted amount will be spent in 2000.

o $40 million was budgeted for anticipated equipment upgrades to the semisubmersible Dada Gorgud.

     o In order to meet the contract specifications required, the Company now estimates spending approximately $30 million related to the Dada Gorgud in 2000, including $17 million of capital expenditures and $13 million of deferred costs which will be recovered through operating dayrates following completion of the upgrade.

         It is expected that the entire 2000 capital program will be funded from internally generated funds. Future capital spending, particularly rig fleet additions, is subject to the Company's prospects for securing appropriate drilling contract opportunities and the availability of suitable rigs, rig components, construction facilities and supplies.

         From time to time, the Company reviews opportunities for rig acquisition, construction or upgrade. Once the Company undertakes a capital project, factors outside the Company's control, such as changes in market demand, may alter the project economics and the Company may be unable to fully recoup the cost of such expenditures through future drilling contracts. At any time, should plans for rig acquisition, construction or upgrade not be completed, the Company would not have those rigs available to compete in its markets.

         On June 6, 2000, the Company's Board of Directors declared a regular quarterly dividend of $0.0325 per Ordinary Share payable on July 17, 2000 to holders of record at the close of business June 30, 2000. The Company's current dividend policy contemplates payment of future quarterly dividends of $0.0325 per Ordinary Share.

         The Company's principal source of funds has been cash flow from operations. The Company believes available cash resources and cash flows from operations will be sufficient to meet its capital requirements during 2000.

         The Company currently has a $35 million uncommitted credit facility for advances and letter of credit with a major bank, none of which was drawn or subject to standby letters of credit at June 30, 2000.

CURRENCY RISK AND INFLATION

         Our international drilling and services contracts are partially payable to us in local currency in amounts that approximate our estimated operating costs, with the balance of the payments under the contract payable in U.S. dollars, except in Kuwait and Saudi Arabia where we are paid entirely in local currency. Because of our strategy, we have reduced our net asset or liability positions denominated in local currencies. As a result, we have not experienced significant gains or losses associated with changes in currency exchange rates. However, to the extent that our revenues denominated in local currency do not equal our local operating expenses, we are exposed to currency exchange transaction losses, which could materially adversely affect our results of operations. We have not historically entered into financial hedging arrangements to manage risks relating to fluctuations in currency exchange rates. However, we may enter into hedging contracts in the future if we assume significant foreign currency risks.

         Although inflation has not had a significant impact on our results of operations during the past several years, labor availability and cost and vendor prices and delivery fluctuate in response to overall drilling industry conditions.

CREDIT RISKS

         Our customers consist primarily of major international, state owned and large independent oil companies and their affiliates. We have not incurred any charges for credit losses during the last five years.

There is no assurance that in the future such charges will not occur. Such charges may adversely affect Santa Fe's profitability.

OTHER

         Operational risks and hazards may result in extensive damage to or total loss of drilling rigs, with associated personal injuries and loss of life, pollution, well loss, well control expenses and/or wreck removal or other requirements. These losses, liabilities or obligations may be uninsured or underinsured. As a result of these hazards, we may sustain a loss of revenue by reason of the rig loss or damage and have to pay extraordinary expenses for losses that are uninsured or underinsured.

         In our international operations, we are subject to many environmental laws and regulations, including regulations controlling the discharge of materials into the environment, requiring removal and clean up of discharged materials or otherwise relating to the protection of the environment. As a result, the application of these laws could materially adversely affect out results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons or subjecting us to liability. Laws and regulations protecting the environment have become increasingly stringent in recent years and may impose a liability on us for environmental damage and disposal of hazardous materials even if we were not negligent or at fault. We may also be liable for the conduct of others, or for our own acts even if our acts complied with applicable laws at the time we performed those acts.

         We operate each of our rigs under a contract either to drill a specified well or number of wells or for a stated period of time. This period of time is generally automatically extended to include the period required to complete the well in progress on the scheduled contract expiration date. Contracts often are cancelable upon specified notice at the option of the customer. Some contracts require the customer to pay a specified early termination payment in the event of cancellation. The contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods because of acts of God or some other events beyond our control or for excessive rig downtime for repairs. The contracts also contain provisions addressing automatic termination or termination at the option of the customer in some circumstances and may be dishonored or subject to renegotiation in depressed market conditions.

         Our liquidity also may be adversely impacted by reason of war, political turmoil, revolution, insurrection or similar events which could result in damage to or loss of our rigs, either physically or by reason of nationalization, expropriation or deprivation of use, or could impair the concessionary rights of our customers, thus jeopardizing our drilling contracts. We do not normally insure against these risks. These events could result in an actual or constructive loss of substantial assets and the associated loss of revenues and/or receivables.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to interest rates relates primarily to its investment portfolio. The Company does not currently use financial derivative instruments to manage interest rate risk; however, it closely monitors the relationship between interest rate-sensitive assets and liabilities and may elect to use derivative instruments in the future.

    The objectives of the Company's short-term investments are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, the Company's investment portfolio consists primarily of high credit quality Eurodollar debt securities and commercial paper. For the six months ended June 30, 2000, had short-term interest rates averaged 10% lower than actually earned, the Company's interest income for the six months would change by approximately $0.8 million. This estimate was determined by applying the hypothetical interest rate change to the Company's average short-term investment balance for the six months ended June 30, 2000.

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual General Meeting of Shareholders held on June 6, 2000, 111,412,892 shares of the total 115,142,620 entitled to vote as of the record date of April 14, 2000, were represented either in person or by proxy, thus representing a quorum. Of the shares represented in person or by proxy, all were eligible to vote. No shares were represented by broker non-votes on any matters voted upon. Voters were asked to:

(1) elect three Class III Directors to hold office until the Annual General Meeting of Shareholders in 2003 or until their successors have been duly qualified and elected, and

(2) ratify the appointment of Ernst & Young LLP as the independent auditors of Santa Fe for the year ended December 31, 2000.

Both matters voted on were approved.

         With respect to the election of Directors, the following number of votes were cast as to the Class III nominees.

o   C. Stedman Garber, Jr., 110,884,413 votes for and 528,479 votes withheld
o   Maha A. R. Razzuqi, 105,481,639 votes for and 5,931,253 votes withheld
o   Robert E. Wycoff, 111,111,497 votes for and 301,395 votes withheld

         As to the ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2000, 111,385,110 votes were cast for ratification, 15,328 votes were cast against and 12,454 abstained.


ITEM 5. OTHER INFORMATION

         On July 3, 2000, Holdings completed the sale of 30,000,000 of its ordinary shares of Santa Fe through an underwritten secondary offering to the public. On July 31, 2000, Holdings sold an additional 1,000,000 of its ordinary shares of Santa Fe through the exercise of an option granted to the underwriters to cover overallotments. Upon the closing of the sales, Holdings' ownership interest in Santa Fe was reduced to approximately 37.8%. Santa Fe received none of the proceeds from the sales of the ordinary shares.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

     The following exhibits are filed in connection with this Report:

27.1     Financial Data Schedule.
99.1     News Release dated July 28, 2000.
99.2     News Release dated July 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 4, 2000                  SANTA FE INTERNATIONAL CORPORATION


                                         By:        /s/ S. M. McCarty
                                            ------------------------------------
                                            S. M. McCarty, Senior Vice President
                                              and Chief Financial Officer

                               INDEX OF EXHIBITS



EXHIBIT
NUMBER                DESCRIPTION
------                -----------

27.1                  Financial Data Schedule.

99.1                  News Release dated July 28, 2000.

99.2                  News Release dated July 31, 2000.