Form 10-Q
period 2000-09-30
SANTA FE INTERNATIONAL CORP/
filed 2000-11-03
CIK 1038914

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO          .

                         COMMISSION FILE NUMBER 1-14634

                                  ------------

                       SANTA FE INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                  ------------

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

                                  ------------

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

     As of October 31, 2000, 115,203,510 ordinary shares, par value $.01 per share, were outstanding.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                               INDEX TO FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000



                                                                                                    PAGE
                                                                                                     NO.
                                                                                                    ----
COVER PAGE                                                                                            1

DOCUMENT TABLE OF CONTENTS                                                                            2

PART I - FINANCIAL INFORMATION

        Item 1.  Interim Condensed Financial Statements (Unaudited)

             Consolidated Statements of Operations and Retained Earnings
             for the Three and Nine Months ended September 30, 2000 and 1999                          3

             Consolidated Balance Sheets as of September 30, 2000 and
             December 31, 1999                                                                        4

             Consolidated Statements of Cash Flows for the Nine Months ended
             September 30, 2000 and 1999                                                              5

             Notes to the Consolidated Financial Statements                                           6

        Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                        10

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          18

PART II - OTHER INFORMATION                                                                          19

        Item 1.  Legal Proceedings                                                                   19

        Item 6.  Exhibits and Reports on Form 8-K                                                    19


SIGNATURES                                                                                           20

                        PART  I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)
         (U.S. dollars, in thousands, except share and per share data)

                                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------      --------------------------------
                                                             2000               1999               2000               1999
                                                        -------------      -------------      -------------      -------------
Operating revenues                                      $     145,694      $     143,599      $     424,527      $     489,117
Operating costs                                                91,251             86,523            272,558            268,162
                                                        -------------      -------------      -------------      -------------
  Operating margin                                             54,443             57,076            151,969            220,955

Other operating costs and expenses:
  Depreciation and amortization                                20,667             17,653             61,388             53,121
  General and administrative                                    4,487              4,351             12,904             14,870
  Gain on sale of assets                                           22                 10               (312)              (371)
                                                        -------------      -------------      -------------      -------------
Operating income                                               29,267             35,062             77,989            153,335

Other income (expense):
  Investment income                                             5,129              3,142             13,169              6,957
  Other, net                                                     (520)              (261)            (1,974)            (1,199)
                                                        -------------      -------------      -------------      -------------

Income before provision for taxes on income                    33,876             37,943             89,184            159,093
Provision for taxes on income (Note 4)                          6,028              6,109             15,875             25,614
                                                        -------------      -------------      -------------      -------------
Net income                                                     27,848             31,834             73,309            133,479
                                                        -------------      -------------      -------------      -------------
Retained earnings as of the beginning of the period           731,152            652,448            693,168            558,260
Dividends declared ($0.0325 per share per quarter)             (3,744)            (3,730)           (11,221)           (11,187)
                                                        -------------      -------------      -------------      -------------
Retained earnings as of the end of the period           $     755,256      $     680,552      $     755,256      $     680,552
                                                        =============      =============      =============      =============

Income per Ordinary Share:

  Basic                                                 $        0.24      $        0.28      $        0.64      $        1.16
                                                        =============      =============      =============      =============
  Diluted                                               $        0.24      $        0.28      $        0.63      $        1.16
                                                        =============      =============      =============      =============

Weighted average ordinary and ordinary equivalent shares used in Ordinary Share computations:

  Basic                                                   114,931,215        114,733,469        114,919,588        114,732,897
                                                        =============      =============      =============      =============
      Effect of dilutive securities - employee and
        non-employee director stock options                 1,891,692            875,527          1,687,070            725,894
                                                        -------------      -------------      -------------      -------------
  Diluted                                                 116,822,907        115,608,996        116,606,658        115,458,791
                                                        =============      =============      =============      =============

           See notes to unaudited consolidated financial statements.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (U.S. dollars, in thousands, except share data)


                                                                                 SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                                 ------------------    -----------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                         $   185,231           $    99,692
  Marketable securities                                                                 113,775               147,749
  Accounts receivable                                                                   138,767               107,741
  Inventories                                                                            40,087                42,083
  Prepaid expenses and other current assets                                              16,904                11,427
                                                                                    -----------           -----------
    Total current assets                                                                494,764               408,692
                                                                                    -----------           -----------
Property and equipment, at cost                                                       2,190,379             2,152,094
  Less accumulated depreciation and amortization                                     (1,108,626)           (1,049,530)
                                                                                    -----------           -----------
  Property and equipment, net                                                         1,081,753             1,102,564
Other noncurrent assets                                                                  67,586                52,286
                                                                                    -----------           -----------
    Total assets                                                                    $ 1,644,103           $ 1,563,542
                                                                                    ===========           ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                                  $    60,837           $    49,212
  Accrued liabilities                                                                   107,044               100,214
                                                                                    -----------           -----------
    Total current liabilities                                                           167,881               149,426

Other noncurrent liabilities                                                             43,201                48,091
                                                                                    -----------           -----------
    Total liabilities                                                                   211,082               197,517

Commitments and contingencies (Note 3)

Shareholders' equity:

  Ordinary shares par value $.01; 600,000,000 shares authorized,
      115,201,060 and 114,971,177 shares issued and outstanding at
      September 30, 2000 and December 31, 1999, respectively                              1,152                 1,150
  Additional paid-in capital                                                            676,613               671,707
  Retained earnings                                                                     755,256               693,168
                                                                                    -----------           -----------
    Total shareholders' equity                                                        1,433,021             1,366,025
                                                                                    -----------           -----------
    Total liabilities and shareholders' equity                                      $ 1,644,103           $ 1,563,542
                                                                                    ===========           ===========


            See notes to unaudited consolidated financial statements.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (U.S. dollars, in thousands)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         2000              1999
                                                                     ------------      -------------
Operating activities:

 Net income                                                             $  73,309      $ 133,479

 Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation and amortization                                          61,388         53,121
    Gain on sale of assets                                                   (312)          (371)
    Accretion of interest income and gains on sales
     of marketable securities                                              (3,994)        (1,934)
    Deferred income tax benefit                                              (561)           (42)

 Changes in operating assets and liabilities:
    Accounts receivable                                                   (31,026)        38,268
    Inventories                                                             1,996          9,326
    Prepaid expenses and other current assets                              (5,477)         1,067
    Accounts payable                                                       11,625        (39,322)
    Accrued liabilities                                                     6,476         (7,253)
  Deferred mobilization and contract costs                                (12,945)         5,157
  Other, net                                                               (5,509)        (8,109)
                                                                        ---------      ---------
      Net cash provided by operating activities                            94,970        183,387
 Investing activities:
  Capital expenditures                                                    (40,261)       (82,296)
  Proceeds from sales of property and equipment                               590            519
  Maturities of marketable securities                                     243,467         45,261
  Purchases of marketable securities                                     (205,499)      (152,261)
                                                                        ---------      ---------
      Net cash used for investing activities                               (1,703)      (188,777)

 Financing activities:
  Dividends paid                                                          (11,199)       (11,179)
  Issuance of shares under the Employee Share Purchase Plan                 3,471          2,101
                                                                        ---------      ---------
      Net cash used for financing activities                               (7,728)        (9,078)
                                                                        ---------      ---------
 Net change in cash and cash equivalents                                   85,539        (14,468)
 Cash and cash equivalents at beginning of period                          99,692        124,314
                                                                        ---------      ---------
 Cash and cash equivalents at end of period                             $ 185,231      $ 109,846
                                                                        =========      =========
 Supplemental disclosures of cash flows information:
  Income taxes paid                                                     $  14,257      $  26,284
                                                                        =========      =========

           See notes to unaudited consolidated financial statements.

                       SANTA FE INTERNATIONAL CORPORATION
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000





NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         Santa Fe International Corporation ("Santa Fe" or the "Company"), a Cayman Islands corporation, owns and operates a high quality, technologically advanced fleet of 27 marine and 33 land drilling rigs and provides drilling related services to the petroleum industry worldwide. Prior to the completion of a public offering of 31 million ordinary shares in July 2000, Santa Fe was a majority-owned subsidiary of SFIC Holdings (Cayman), Inc. ("Holdings"), which in turn is a wholly-owned subsidiary of Kuwait Petroleum Corporation ("KPC"). KPC is wholly-owned by the State of Kuwait. Upon completion of the offering, Holdings' ownership was reduced to approximately 37.8%.

         Holders of Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, the Company may pay dividends or make other distributions to its shareholders, in such amounts as the Board of Directors deems appropriate from the profits of the Company or out of the Company's share premium account (equivalent to additional paid-in capital) if the Company thereafter has the ability to pay its debts as they come due. Cash dividends, if any, will be declared and paid in U.S. dollars. At September 30, 2000, the Company had declared dividends that had not been paid amounting to $3,744,000.

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

         The condensed consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 20-F for the year ended December 31, 1999.


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

         At September 30, 2000, marketable securities consisted primarily of Eurodollar debt securities and commercial paper. Cost approximates market value.

Income Per Ordinary Share

         The basic and diluted income per Ordinary Share data for the three and nine month periods ended September 30, 2000 and 1999, respectively, is calculated based on the weighted average shares outstanding.

Comprehensive Income

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three and nine month periods ended September 30, 2000 and 1999, respectively, the Company realized no such transactions other than those reported in net income.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in various lawsuits, claims and related matters. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

         The Company is one of approximately 20 named defendants in a class action lawsuit recently filed in the United States District Court for the Southern District of Texas, Galveston Division. In the suit, the plaintiff, who purports to be a member of an "offshore worker" class, alleges that the offshore drilling contractor defendants, including the Company, have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. Plaintiff seeks an unspecified amount of treble damages, attorneys' fees and costs on behalf of himself and the alleged class of offshore workers. The Company vigorously denies these allegations and, while the outcome of any lawsuit is unpredictable, management does not believe based upon information presently available that the outcome of this suit will have a material adverse affect on its financial condition or results of operations.

NOTE 4 - INCOME TAXES

         The Company is not subject to income taxes in the Cayman Islands. All of the Company's income before provision for taxes on income and the related provision for taxes on income relates to operations in jurisdictions other than the Cayman Islands. The relationship between income before provision for taxes on income and the provision for taxes on income varies from period to period because each jurisdiction in which the Company operates has its own system of taxation (not only with respect to the nominal rate, but also with respect to the allowability of deductions, credits and other benefits) and because the amounts earned in, and subject to tax by, each jurisdiction varies from period to period. The provisions for taxes on income for the three and nine month periods ended September 30, 2000 and 1999, respectively, were recognized based upon the expected annualized relationship.

                       SANTA FE INTERNATIONAL CORPORATION
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SEGMENT INFORMATION

         The Company currently has six reportable segments, defined as different equipment classifications, or by contract terms in the case of drilling related services, as follows: heavy duty harsh environment jackup rigs, semisubmersible rigs, 300 to 350 foot premium cantilever jackup rigs, 200 to 250 foot jackup rigs, land rigs and drilling related services.

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




                                              THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------     -------------------------------
                                                     2000           1999                 2000            1999
                                                  ---------      ---------             ---------      ---------
                                                                           (in thousands)

OPERATING REVENUES
  Heavy duty harsh environment jackup rigs        $  51,811      $  45,470             $ 160,207      $ 137,264
  Semisubmersible rigs                               12,236         23,518                25,692         77,105
  300-350 foot premium cantilever jackup rigs        17,802         14,163                48,885         70,393
  200-250 foot jackup rigs                           18,652         11,897                48,126         47,058
                                                  ---------      ---------             ---------      ---------
      Total marine rigs                             100,501         95,048               282,910        331,820
  Land rigs                                          32,144         35,705                99,974        106,803
  Drilling related services                          12,849         12,626                40,833         49,557
  Other                                                 200            220                   810            937
                                                  ---------      ---------             ---------      ---------
      Total operating revenues                    $ 145,694      $ 143,599             $ 424,527      $ 489,117
                                                  =========      =========             =========      =========
SEGMENT INCOME (LOSS)
  Heavy duty harsh environment jackup rigs        $  27,397      $  25,103             $  87,788      $  78,542
  Semisubmersible rigs                                  921         11,274               (15,479)        39,413
  300-350 foot premium cantilever jackup rigs           222            179                (1,562)        25,148
  200-250 foot jackup rigs                             (487)        (2,173)               (1,702)         3,661
                                                  ---------      ---------             ---------      ---------
      Total marine rigs                              28,053         34,383                69,045        146,764
Land rigs                                             3,187          5,689                12,162         18,968
Drilling related services                             3,721          3,396                15,014         13,382
Other                                                (1,207)        (4,055)               (5,328)       (10,909)
                                                  ---------      ---------             ---------      ---------
      Total segment income                           33,754         39,413                90,893        168,205
                                                  ---------      ---------             ---------      ---------
Unallocated amount:
  General and administrative                          4,487          4,351                12,904         14,870
                                                  ---------      ---------             ---------      ---------
      Operating income                               29,267         35,062                77,989        153,335
                                                  ---------      ---------             ---------      ---------
Other income                                          4,609          2,881                11,195          5,758
                                                  ---------      ---------             ---------      ---------
  INCOME BEFORE PROVISION FOR TAXES ON INCOME     $  33,876      $  37,943             $  89,184      $ 159,093
                                                  =========      =========             =========      =========

NOTE 6 - RECLASSIFICATION

         Certain amounts in the financial statements for the nine months ended September 30, 1999 have been reclassified to conform to the 2000 presentation.

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

        During the second quarter of 1998, drilling activity slowed in response to weak oil prices that had been declining since late 1997. Oil and gas companies responded to depressed prices by reducing their drilling expenditures, thus reducing rig utilization. Oil and natural gas prices have since recovered to record high levels and the offshore drilling market has enjoyed moderate but steady improvement during 2000.

        We believe that if oil prices remain at or above a range of $20 - $25 per barrel, the offshore drilling market will continue to improve during the remainder of 2000 and in 2001. Earlier in the year, the U.S. Gulf of Mexico market strengthened in response to the sharply increased oil and natural gas prices. Demand for drilling rigs increased rapidly, resulting in high utilization which, in turn, led to increasing dayrates for nearly all classes of rigs operating in the Gulf of Mexico. Improvements in the international markets have generally lagged the Gulf of Mexico, but have shown steady increases in the demand for drilling services. Generally, demand for drilling services in the international markets, with the associated increases in rig utilization and dayrates, has increased as the major and national oil and gas companies that dominate these markets experience increased cash flows. As a result, we expect that these oil and gas companies will increase their exploration and production spending.

        Our drilling operations have continued to recover from the industry-wide downturn. Our earnings during the second and third quarters of 2000 were an improvement over those earned in our first quarter, which in turn was an improvement over our earnings for the fourth quarter of 1999.

        The following table presents data relating to the Company's operating revenues, operating costs, operating margin and operating income by segment.

                                                    THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------       -------------------------------
                                                       2000                  1999            2000                  1999
                                                    ---------              ---------       ---------             ---------
                                                                      (in thousands except as indicated)
OPERATING REVENUES
    Heavy duty harsh environment jackup rigs        $  51,811              $  45,470       $ 160,207             $ 137,264
    Semisubmersible rigs                               12,236                 23,518          25,692                77,105
    300-350 foot premium cantilever jackup rigs        17,802                 14,163          48,885                70,393
    200-250 foot jackup rigs                           18,652                 11,897          48,126                47,058
                                                    ---------              ---------       ---------             ---------
      Total marine rigs                               100,501                 95,048         282,910               331,820
    Land rigs                                          32,144                 35,705          99,974               106,803
    Drilling related services                          12,849                 12,626          40,833                49,557
    Other                                                 200                    220             810                   937
                                                    ---------              ---------       ---------             ---------
      Total operating revenues                        145,694                143,599         424,527               489,117
                                                    ---------              ---------       ---------             ---------
OPERATING COSTS(1)
    Heavy duty harsh environment jackup rigs           18,083                 16,042          53,488                45,225
    Semisubmersible rigs                                9,484                 10,918          35,708                32,935
    300-350 foot premium cantilever jackup rigs        14,218                 11,294          41,281                37,229
    200-250 foot jackup rigs                           17,053                 11,659          43,690                36,340
                                                    ---------              ---------       ---------             ---------
      Total marine rigs                                58,838                 49,913         174,167               151,729
    Land rigs                                          22,726                 23,954          69,001                70,648
    Drilling related services                           8,891                  9,007          25,098                35,484
    Other                                                 796                  3,649           4,292                10,301
                                                    ---------              ---------       ---------             ---------
      Total operating costs                            91,251                 86,523         272,558               268,162
                                                    ---------              ---------       ---------             ---------
      OPERATING MARGIN                                 54,443                 57,076         151,969               220,955
                                                    ---------              ---------       ---------             ---------
    Depreciation and amortization                      20,667                 17,653          61,388                53,121
    General and administrative                          4,487                  4,351          12,904                14,870
    Loss (gain) on sale of assets                          22                     10            (312)                 (371)
                                                    ---------              ---------       ---------             ---------
      OPERATING INCOME                              $  29,267              $  35,062       $  77,989             $ 153,335
                                                    =========              =========       =========             =========
OPERATING INCOME AS A PERCENTAGE OF REVENUES             20.1%                  24.4%           18.4%                 31.3%
                                                    =========              =========       =========             =========

----------

(1) Exclusive of depreciation which is presented separately below.

         The following table presents data relating to the Company's rig fleet utilization and average dayrates by segment. Data related to operations of our leased semisubmersible rig, which is included in our drilling related services segment, is presented as well.


                                                  THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------      -------------------------------
                                                       2000              1999                2000             1999
                                                  ---------------     ------------      ---------------   -------------
RIG FLEET UTILIZATION (IN PERCENTAGES)
    Heavy duty harsh environment jackup rigs                93.3%          92.0%                  92.4%           97.3%
    Semisubmersible rigs                                    88.8%          85.1%                  60.7%           95.0%
    300-350 foot premium cantilever jackup rigs             75.0%          70.7%                  73.3%           78.6%
    200-250 foot jackup rigs                                91.0%          44.9%                  79.3%           48.3%
      Total marine rigs                                     86.7%          87.4%                  78.1%           73.4%
    Land rigs                                               64.6%          66.8%                  66.0%           68.3%
    Leased rig operations - semisubmersible                 41.3%            --                   73.0%             --

AVERAGE DAYRATES (IN WHOLE DOLLARS)
    Heavy duty harsh environment jackup rigs        $    100,604    $   107,494           $    105,469      $  103,361
    Semisubmersible rigs                                  49,943        100,077                 51,487          99,107
    300-350 foot premium cantilever jackup rigs           28,667         27,237                 27,053          41,022
    200-250 foot jackup rigs                              27,839         31,981                 27,690          39,644
       Total marine rigs                                  49,001         61,321                 50,856          66,245
    Land rigs                                             16,400         17,615                 16,746          17,706
    Leased rig operations - semisubmersible               59,895             --                 59,836              --




QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


         OPERATING REVENUES. Total operating revenues for the quarter ended September 30, 2000 increased $2.1 million, or 1.5%, compared to the quarter ended September 30, 1999.

o        Revenues from our marine fleet increased $5.5 million, or 5.7%.

         o Heavy duty harsh environment jackups increased $6.4 million (13.9%) primarily due to the impact of Galaxy III operations, which began on December 5, 1999 ($14.9 million), partially offset by lower average dayrates ($8.5 million).

         o Semisubmersible rigs decreased $11.3 million (48.0%) mainly due to a 50% decrease in average dayrates ($12.4 million), partially offset by increased utilization of the Aleutian Key ($1.1 million) as it returned to work in Equatorial Guinea following completion of an extensive refurbishment program.

         o 300-350 foot premium cantilever jackup rigs increased $3.6 million (25.7%) primarily because of a 5% increase in average dayrates ($2.7 million) and higher utilization ($0.9 million).

         o 200-250 foot jackup rigs increased $6.8 million (56.8%) mainly due to increased utilization ($9.1 million), partially offset by 13% lower average dayrates ($2.3 million).

o Revenues from our land rigs decreased $3.6 million, or 10.0%, mainly due to lower utilization ($3.3 million) and lower average dayrates earned ($0.3 million).

         OPERATING COSTS. Total operating costs for the quarter ended September 30, 2000 increased $4.7 million, or 5.5%, compared to the quarter ended September 30, 1999.

o        Operating costs for our marine fleet increased $8.9 million, or 17.9%.

         o Heavy duty harsh environment jackup rigs increased $2.0 million (12.7%) primarily due to the December 1999 start-up of the new rig Galaxy III in the North Sea.

         o Semisubmersible rigs decreased $1.4 million (13.1%) primarily due to $1.1 million in non-recurring maintenance and mobilization costs incurred in 1999 for Rig 140.

         o 300-350 foot premium cantilever jackup rigs increased $2.9 million (25.9%) primarily due to the transfer of Rig 134 from 200-250 foot jackups effective January 1, 2000 ($1.7 million) and increased utilization.

         o 200-250 foot jackup rigs increased $5.4 million (46.3%) mainly due to higher utilization ($5.3 million) and increased planned repair and maintenance costs for the Britannia ($1.6 million), partially offset by the transfer of Rig 134 to 300-350 foot premium cantilever jackups.

o Operating costs for our land rigs decreased $1.2 million, or 5.1%, mainly due to lower utilization.

o Other operating expenses decreased $2.9 million (78.2%) primarily due to decreased provision for inventory obsolescence.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.0 million (17.1%) for the quarter ended September 30, 2000 as compared with the same period in the prior year.

o Full quarter operations of the Galaxy III increased depreciation expense by $1.7 million.

o The remaining increase was from depreciation of other capital additions.

         OTHER INCOME (EXPENSE), NET. Other income increased $1.7 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, mainly due to higher investment income that resulted from both higher rates earned and higher invested balances.

         PROVISION FOR TAXES ON INCOME. The provision for taxes on income for the quarter ended September 30, 2000 was essentially flat as compared to the same quarter of 1999. The Company's expected annualized effective tax rate is expected to increase to 17.8% for calendar 2000, up from 16.1% in 1999 due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which the Company operates. The quarterly increase from 16.1% to 17.8% reflects the expected full year rate.

         NET INCOME. Net income for the quarter ended September 30, 2000 decreased $4.0 million (12.5%) to $27.8 million as compared to $31.8 million for the quarter ended September 30, 1999, primarily due to:

o        $4.7 million increased operating expenses and

o        $3.0 million increased depreciation and amortization expense,

partially offset by:

o        $2.1 million increased operating revenues and

o        $1.7 million increased other income (expense), net.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         OPERATING REVENUES. Total operating revenues for the nine months ended September 30, 2000 decreased $64.6 million, or 13.2%, compared to the nine months ended September 30, 1999.

o    Revenues from our marine fleet decreased $48.9 million, or 14.7%.

         o Heavy duty harsh environment jackups increased $22.9 million (16.7%) primarily due to the impact of Galaxy III, which began operations on December 5, 1999 ($44.1 million), partially offset by lower utilization ($6.5 million) and lower average dayrates for rigs other than Galaxy III ($14.7 million).

                  o The utilization decrease was due solely to idle time incurred on the Monitor due to damage that occurred while the rig was being moved between contracts.

         o Semisubmersible rigs decreased $51.4 million (66.7%) mainly due to idle time incurred for Rig 135 and the Aleutian Key ($30.3 million) and a 48% decrease in average dayrates ($21.1 million).

         o 300-350 foot premium cantilever jackup rigs decreased $21.5 million (30.6%) primarily because of a 34% decrease in average dayrates.

         o 200-250 foot jackup rigs increased $1.1 million (2.3%) mainly due to increased utilization ($15.6 million), partially offset by a 30% decrease in average dayrates ($8.4 million) and the reclassification of Rig 134 as a premium cantilever jackup ($6.1 million) effective January 1, 2000.

o Revenues from our land rigs decreased $6.8 million, or 6.4%, mainly due to lower utilization ($4.4 million) and a 5% decrease in average dayrates earned ($2.4 million).

o    Revenues from drilling related services decreased $8.7 million, or 17.6%.

         o Operation of a new contract for our leased semisubmersible rig operating in Azerbaijan, the Dada Gorgud, resulted in a $9.7 million increase in revenues.

         o Revenues earned in the North Sea from both incentive drilling and third party rig operations decreased $17.4 million due to lower activity levels.

         o Other labor job and incentive services revenues decreased $1.0 million, mainly in Venezuela.

         OPERATING COSTS. Total operating costs for the nine months ended September 30, 2000 increased $4.4 million, or 1.6%, compared to the nine months ended September 30, 1999.

o    Operating costs for our marine fleet increased $22.4 million, or 14.8%.

         o Heavy duty harsh environment jackup rigs increased $8.3 million (18.3%) primarily due to the impact of Galaxy III operations.

         o Semisubmersible rigs increased $2.8 million (8.4%) primarily due to planned maintenance costs incurred on the Aleutian Key while idle, partly offset by lower utilization of both the Aleutian Key and Rig 135.

         o 300-350 foot premium cantilever jackup rigs increased $4.0 million (10.9%) primarily due to increased maintenance costs associated with the reclassification of Rig 134, partly offset by lower mobilization costs for the Compact Driller.

         o 200-250 foot jackup rigs increased $7.3 million (20.2%) mainly due to increased utilization and higher planned maintenance cost for the Britannia, partly offset by the reclassification of Rig 134 as a premium cantilever jackup.

o Operating costs for land rigs decreased $1.6 million, or 2.3%, mainly due to lower utilization, partly offset by the impact of Rig 180 operations, which began in June 1999.

o Operating costs from drilling related services decreased $10.4 million, or 29.3%.

         o Operation of a new contract for our leased semisubmersible rig operating in Azerbaijan, the Dada Gorgud, resulted in an $6.7 million increase in operating costs.

         o Operating costs in the North Sea for both incentive drilling and third party rig operations decreased $16.1 million due to lower activity levels.

         o Operating costs for other labor jobs and incentive services decreased $1.0 million, mainly in Venezuela.

o Other operating expenses decreased $6.0 million (58.3%) primarily due to decreased provision for inventory obsolescence.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $2.0 million (13.2%) primarily due to lower employee benefit costs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $8.3 million (15.6%) for the nine months ended September 30, 2000 as compared with the same period in the prior year.

o Operation of the new rigs Galaxy III and Rig 180 increased depreciation expense by $5.2 million and $0.9 million, respectively.

o The remaining increase was from depreciation of other capital additions.

         OTHER INCOME (EXPENSE), NET. Other income increased $5.4 million for the nine months ended September 30, 2000 compared to September 30, 1999, mainly due to higher investment income that resulted from both higher rates earned and higher invested balances.

         PROVISION FOR TAXES ON INCOME. The provision for taxes on income decreased $9.7 million (38.0%) for the nine months ended September 30, 2000 as compared to the same period of 1999. The Company's expected annualized effective tax rate increased to 17.8% in 2000 from 16.1% in 1999 due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which the Company operates.

         NET INCOME. Net income for the nine months ended September 30, 2000 decreased $60.2 million (45.1%) to $73.3 million as compared to $133.5 million for the nine months ended September 30, 1999, primarily due to:

o        $64.6 million decreased operating revenues,

o        $4.4 million increased operating expenses, and

o        $8.3 million increased depreciation and amortization expense,

partially offset by:

o        $9.7 million lower provision for taxes on income,

o        $5.4 million increased other income (expense), net, and

o        $2.0 million lower general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $85.5 million for the nine months ended September 30, 2000 compared to a decrease of $14.5 million for the nine months ended September 30, 1999.

o Net cash provided by operating activities decreased $88.4 million for the nine months ended September 30, 2000 compared to the same nine months in 1999.

         o The decrease in cash flows from operations was primarily attributable to changes in income before non-cash charges and working capital requirements.

o        Cash used for investing activities decreased $187.1 million.

         o Cash provided by net maturities and purchases of marketable securities increased $145.0 million.

                  o Maturities and purchases of marketable securities for both nine month periods were primarily for Eurodollar debt instruments and commercial paper with original maturities of more than 90 but less than 365 days.

         o        Cash used for capital spending decreased $42.0 million.

                  o Expansion capital spending for two new rigs, Galaxy III and Rig 180, was $53.0 million for the nine months ended September 30, 1999, with no corresponding spending in 2000.

                  o Capital spending for upgrade of the Dada Gorgud required $6.8 million for the nine months ended September 30, 2000.

                  o Spending to meet contractual obligations to customers and for rig upgrade, maintenance and enhancement projects increased $4.2 million for the nine months ended September 30, 2000 compared to the same period in 1999.

o Cash used in financing activities was $7.7 million for the nine months ended September 30, 2000 and $9.1 million for the nine months ended September 30, 1999.

         o Cash was used to pay $11.2 million in dividends to shareholder for each period.

         o Cash was provided from the issuance of shares under Santa Fe's various share options and award plans of $3.5 million for the nine months ended September 30, 2000 and $2.1 million for the corresponding period in 1999.

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

         o The Company continues to monitor and evaluate customer and competitor plans and activities in exploring for oil and gas in increasingly deeper water depths. We have an active research and design program focused on developing a new deepwater semisubmersible and a high-end jackup design. It is unlikely that either program will require spending a significant portion of this budgeted amount in 2000.

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

         On September 18, 2000, the Company's Board of Directors declared a regular quarterly dividend of $0.0325 per Ordinary Share payable on October 16, 2000 to holders of record at the close of business September 30, 2000. The Company's current dividend policy contemplates payment of future quarterly dividends of $0.0325 per Ordinary Share.

         The Company's principal source of funds has been cash flow from operations. The Company believes available cash resources and cash flows from operations will be sufficient to meet its capital requirements during 2000.

         The Company currently has a $35 million uncommitted credit facility for advances and letters of credit with a major bank, none of which was drawn or subject to standby letters of credit at September 30, 2000.

CURRENCY RISK AND INFLATION

         We follow a strategy that calls for our international drilling and services contracts to be partially payable to us in local currency in amounts that approximate our estimated operating costs, with the balance of the payments under the contract payable in U.S. dollars, except in Kuwait and Saudi Arabia where we are paid entirely in local currency. Following this strategy, we have reduced our net asset or liability positions denominated in local currencies to a minimum. As a result, we have not experienced significant gains or losses associated with changes in currency exchange rates. However, to the extent that our revenues denominated in local currency do not equal our local operating expenses, we are exposed to currency exchange transaction losses, which could materially adversely affect our results of operations. We have not historically entered into financial hedging arrangements to manage risks relating to fluctuations in currency exchange rates. However, we may enter into hedging contracts in the future if we assume significant foreign currency risks.

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

The objectives of the Company's short-term investments are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, the Company's investment portfolio consists primarily of high credit quality Eurodollar debt securities and commercial paper. For the nine months ended September 30, 2000, had short-term interest rates averaged 10% lower than actually earned, the Company's interest income for the nine months would change by approximately $1.3 million. This estimate was determined by applying the hypothetical interest rate change to the Company's average short-term investment balance for the nine months ended September 30, 2000.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, recently filed in the United States District Court for the Southern District of Texas, Galveston Division. In the amended complaint, plaintiff purports to be an "offshore worker" previously employed by several of the named defendants. Plaintiff alleges that approximately 20 offshore drilling contractor defendants , including the Company, have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. Plaintiff contends that this alleged conduct violates federal and state antitrust laws. Plaintiff seeks an unspecified amount of treble damages, attorneys' fees and costs on behalf of himself and an alleged class of offshore workers. The purported class includes all individuals in the employ of, or who have been employed within the last ten years by, the defendants as crew members on water-based drilling apparatuses and who accepted employment by the defendants within the United States for either domestic or international employ. The Company vigorously denies these allegations and, while the outcome of any lawsuit is unpredictable, management does not believe based upon information presently available that the outcome of this suit will have a material adverse affect on its financial condition or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

     The following exhibits are filed in connection with this Report:

27.1     Financial Data Schedule.

         b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on July 3, 2000 reporting under Item 5. thereof the closing of the public offering of 30,000,000 ordinary shares of Santa Fe by SFIC Holdings (Cayman), Inc., which resulted in Santa Fe's ceasing to qualify as a foreign private issuer. The press release and underwriting agreement relating to the sale were filed as exhibits to the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 3, 2000                SANTA FE INTERNATIONAL CORPORATION


                                      By:  /s/ S. M. McCarty
                                           ------------------------------------
                                           S. M. McCarty, Senior Vice President
                                           and Chief Financial Officer

                               INDEX OF EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  27.1     Financial Data Schedule.
