Form 10-K405
period 2000-12-31
SANTA FE INTERNATIONAL CORP/
filed 2001-03-14
CIK 1038914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
                             ---------------------

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 1-14634
                             ---------------------

                       SANTA FE INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)
                             ---------------------

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

       Registrant's telephone number, including area code: (972) 701-7300
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No [ ]
                             ---------------------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

                              Yes [X]       No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (directors, officers and 5% shareholders have been deemed to be affiliates for this purpose).

As of February 28, 2001                                           $2,239,273,316

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 28, 2001                                       115,380,104 shares
                   Ordinary Shares, $0.01 par value per share

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to the Annual General Meeting of Shareholders of Santa Fe International Corporation, which will be filed within 120 days of December 31, 2000, are incorporated by reference in
Part III of this form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                                   --------
Cover Page
Document Table of Contents
PART I...........................................................................      1
  Item 1.            Business....................................................      2
  Item 2.            Properties..................................................     22
  Item 3.            Legal Proceedings...........................................     22
  Item 4.            Submission of Matters to a Vote of Security Holders.........     23
PART II..........................................................................     23
  Item 5.            Market for the Registrant's Common Equity and Related
                       Stockholder Matters.......................................     23
  Item 6.            Selected Consolidated Financial Data........................     24
  Item 7.            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................     25
  Item 7A.           Quantitative and Qualitative Disclosures About Market
                       Risk......................................................     37
  Item 8.            Financial Statements and Supplementary Data.................     37
  Item 9.            Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure..................................     37
PART III.........................................................................     37
  Item 10.           Directors and Executive Officers of the Registrant..........     37
  Item 11.           Executive Compensation......................................     37
  Item 12.           Security Ownership of Certain Beneficial Owners and
                       Management................................................     38
  Item 13.           Certain Relationships and Related Transactions..............     38
PART IV..........................................................................     38
  Item 14.           Exhibits, Financial Statement Schedules and Reports on Form
                       8-K.......................................................     38
Signatures.......................................................................     41

                                     PART I

FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations. When we use any of the words "believes," "expects," "intends," "anticipates," "plans" or similar expressions, we are making forward-looking statements. Examples of types of forward-looking statements include trends in our dayrates and rig utilization rates, expectations or trends in industry conditions, the anticipated level of our capital expenditures, and the expected impact of risks on our results of operations and revenues. You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect our future financial results and performance and cause our results or performance to differ materially from those expressed in our forward-looking statements:

     - fluctuations in the price of oil and natural gas;

     - changes in contract drilling industry conditions;

     - consolidation in the oil and gas industry;

     - consolidation in the drilling industry;

     - competition from other drilling contractors;

     - increases in industry fleet capacity;

     - the impact of present or future environmental legislation and compliance with environmental laws;

     - the ongoing need for capital improvements;

     - refurbishing and fabrication costs for drilling rigs;

     - replacement costs for rig related equipment and spare parts;

     - financing costs;

     - changes in operating expenses;

     - hiring and retaining skilled employees;

     - uncertainties arising out of our operations outside the United States;

     - adverse changes in applicable tax laws;

     - adverse changes in governmental rules and fiscal policies;

     - civil unrest;

     - acts of God;

     - acts of war; and

     - other factors described in this Annual Report on Form 10-K under "Item 1. Business -- Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements.

ITEM 1. BUSINESS

     Santa Fe International Corporation (which term includes subsidiaries and predecessors as the context may require) is a leading international offshore and land contract driller of oil and natural gas wells. We own and operate a high quality, technologically advanced fleet of 27 marine drilling rigs and 33 land drilling rigs in 15 countries throughout the world. We primarily contract our drilling rigs, related equipment and crews to oil and gas companies on a dayrate basis. We also provide drilling related services to the international oil and gas industry. These drilling related services include third party rig operations, incentive drilling and drilling engineering and project management services.

     Our fleet includes:

     - six heavy duty harsh environment jackup rigs capable of operating in water depths of up to 350-400 feet;

     - three semisubmersible rigs capable of operating in water depths of up to 2,300-2,400 feet;

     - nine premium cantilever jackup rigs capable of operating in water depths of up to 300-350 feet;

     - eight jackup rigs capable of operating in water depths of up to 200-250 feet, six of which are cantilevered and two of which are specially designed to operate in shallow water;

     - one platform rig; and

     - 33 land rigs equipped to operate in international service.

     Our predecessor began U.S. land drilling operations in 1947, commenced international land operations in 1948, expanded into offshore platform drilling in 1956 and initiated mobile offshore rig operations in 1964. We were incorporated in our current form under the laws of the Cayman Islands in 1990.

BUSINESS STRATEGY

     As a leading provider of premium quality, cost-effective drilling services to the international oil and gas industry, we tailor our services to the particular needs of our customers. We also seek to take advantage of cyclical upturns of our industry and mitigate the effects of the drilling industry's cyclical downturns. The key elements of our strategy are:

     Modern Rig Fleet. We continually invest in our modern rig fleet by adding new rigs and by upgrading and refurbishing rigs and associated equipment to increase drilling productivity and prolong rig life. We rigorously evaluate each of our rig investments based on expected long-term return on capital. We have invested in our rig fleet during all phases of the industry business cycle. We have added new rigs to our fleet during downturns in the cyclical drilling market, enabling us to construct or acquire rigs on favorable terms. We have also engaged in new rig building without having secured drilling contracts during the early stages of an anticipated market upturn. In cycle peaks, we selectively have built rigs after having obtained firm drilling contracts, ensuring utilization of the rig upon completion. We believe this fiscal discipline and long-term focus have enabled us to consistently earn superior overall returns on invested capital in comparison with our competitors.

     Our commitment to maintaining a modern rig fleet is evidenced by the following:

     - Between 1988 and 1993, during a down cycle in our industry, we made significant investments in constructing or acquiring six jackup rigs, including four heavy duty harsh environment jackup rigs;

     - From 1996 to 1999, we expanded our land rig fleet by 13 rigs;

     - We placed two newly constructed heavy duty harsh environment jackups in service, the Galaxy II on November 9, 1998, and the Galaxy III on December 5, 1999;

     - Over the past several years, our rig fleet upgrade, modernization and enhancement program has included improvements in mud processing and liquid storage capacity, jackup leg extensions, cantilever upgrades and the capability to move certain of our rigs' drillfloors onto a customer's platform to perform drilling operations; and

     - During the year ended December 31, 2000, we invested $83 million in capital improvements to and expansion of our drilling fleet. We have budgeted capital investments of approximately $356 million for the year ending December 31, 2001. Our ability to fund or finance future capital expenditures, internally or from independent external sources, will affect the results of our operations and financial condition.

     In December 2000, our board of directors authorized the construction of two deepwater semisubmersibles and up to four high performance jackup drilling rigs. Our board of directors authorized the new rig construction without drilling contracts in place in anticipation of a market upturn and to take advantage of prevailing favorable construction costs. This authorization is contingent upon successful negotiation of shipyard construction contracts that meet the parameters and conditions established by the board.

     In February 2001, we announced that a Letter of Award had been executed with PPL Shipyard PTE, Ltd. of Singapore for construction of two high performance jackup rigs at approximately $125 million each. The Letter of Award gives us options for construction of additional jackup units, the first two of which are at a similar price. Definitive contracts for construction of two jackup rigs, with options for additional units, have recently been executed. Each jackup rig will take approximately two years to complete, and construction of the second rig will begin approximately one year into construction of the first rig. The planned jackup program anticipates an increasing requirement for high performance jackups capable of drilling deeper and more difficult wells in various areas of the world. The new rigs will have the approximate drilling capability of our existing Galaxy class heavy duty harsh environment jackups and will be capable of drilling in up to 400 foot water depths in moderate environments. The rigs will be capable of working in harsh environments in up to 300 to 350 foot water depths depending on specific site assessments, and will be marketed on a worldwide basis. We anticipate that our new rigs will be under contract upon delivery.

     We anticipate that the rig building program will be funded through existing cash balances plus cash flow to be generated over the program's duration; however, the Company may borrow some of the required funds if conditions warrant. While definitive construction schedules have yet to be agreed for the new build program, construction of the first jackup rig is expected to commence in the first quarter of 2001, with follow-on construction of the second jackup starting approximately twelve months after the first.

     Planned construction of two deepwater semisubmersibles, designed primarily for development drilling in up to 7,500 feet of water, will extend our expertise in floating drilling to the deepwater arena. It is intended that these new rigs will be outfitted to achieve the most efficient and cost effective performance possible in drilling multiple well, deepwater development programs. Detail rig design and pricing discussions are ongoing. We expect to issue a Letter of Award to the successful shipyard around March 31, 2001. We expect that construction of the first semisubmersible rig will commence in the second quarter of 2001, with follow-on construction of the second semisubmersible starting approximately eighteen months after the first. It is anticipated that the first new jackup will be delivered in late 2002 and the first new semisubmersible in late 2003.

     International Markets. We currently operate our rigs outside the United States in major market areas around the world, including South America, the Middle East, North Africa, West Africa, the North Sea and Southeast Asia where we have continuously operated for over 30 years. We believe the operational expertise, international workforce and business relationships we have established through our longstanding presence in our major international markets provide a competitive advantage in securing work on attractive terms.

     We believe focusing our business on international markets provides greater opportunities to secure attractive contracts at high dayrates by giving us access to a customer base that includes the largest oil and gas companies worldwide. Historically, international markets have been less volatile than the U.S. Gulf of Mexico offshore market and the U.S. land rig market, both of which tend to rise and fall more rapidly in response to changes in energy prices and rig supply/demand conditions. We have also been able to limit worldwide taxation on our revenues, income and assets through tax-efficient business structures which are afforded by our international operations and Cayman Islands incorporation. We believe that we are better positioned than many of our competitors to secure contracts in international markets because these markets often require the specialized equipment and expertise we possess. However, to capture the full potential of our new build rigs, we plan to market all of them on a worldwide basis and anticipate that marketing of the new deepwater semisubmersibles will be targeted for work in deep water offshore West Africa, Brazil and the U.S. Gulf of Mexico.

     High Quality Multinational Workforce. We believe that our highly trained, experienced multinational rig crews and supervisors give us a competitive advantage in the international drilling market. Our extensive hiring and training of employees from the various countries in which we operate permit us to be cost-competitive in bidding on contracts and allow us to meet or exceed requirements concerning the hiring of local nationals.

     We strive to retain as much of our rig and supervisory workforce as possible, even when rigs are idle for brief periods, to be able to deliver the depth of experience and training required to fully satisfy our customers' expectations. Our ability to deliver cost-effective, successful results to our customers that meet or exceed customer requirements is an important distinguishing characteristic of Santa Fe.

     As of January 31, 2001, we had approximately 5,500 full time employees from more than 45 nations, over 95% of whom work outside the United States. Approximately two-thirds of our employees are citizens of countries outside North America and Europe. We also have an experienced management team. The quality of our workforce and training program is reflected in our safety performance record, which has consistently exceeded the industry norm over the past decade as compiled by the International Association of Drilling Contractors.

     Balanced and Flexible Contracting. We seek a mix of long- and short-term drilling contracts with the objective of increasing our overall rig utilization and long-term profitability in dynamic markets. While most of our contracts are based on dayrates, we also consider performance based compensation to take advantage of market opportunities.

     Strong Financial Condition. Our strong financial condition gives us the flexibility to make major capital investments when favorable market conditions and attractive opportunities present themselves. It also gives us the ability to sustain our company during periods of decreased revenues. As of December 31, 2000, we had no long-term debt and we had almost $325 million in cash and marketable securities.

     Specialized Drilling Services. We distinguish ourselves through our ability to provide specialized drilling services requiring advanced equipment and technical expertise, such as high pressure, high temperature drilling, underbalanced drilling and the capability to move certain of our rigs' drillfloors onto a customer's platform to perform drilling operations.

DRILLING RIG FLEET AND DRILLING RELATED SERVICES

     Marine Rigs. A marine rig consists of a suite of drilling equipment mounted on a hull or offshore platform. The drilling equipment is generally comprised of a derrick or mast, hoisting equipment, a rotary system, well control equipment, systems for storing, treating and pumping drilling fluids, and a power plant. The specifications of this drilling equipment determine the drilling capabilities of the rig. Offshore rigs also generally include living quarters, cranes, heliports and storage areas for drill pipe and drill collars and other materials. The design of the rig and its hull determines the marine areas in which it can operate. Our marine fleet consists of 23 jackup rigs, three semisubmersible rigs and one platform rig. Our marine rigs generally are documented as vessels and are registered outside the U.S.

     Jackup Rigs.  We classify our jackup rigs in three categories:

     - heavy duty harsh environment rigs;

     - 300-350 foot premium cantilever rigs; and

     - 200-250 foot standard rigs.

A jackup rig is a mobile rig that jacks down its legs to stand on the sea floor with its hull elevated above the water surface during drilling operations. For transportation between locations, the legs are raised and the hull is floated. The legs are raised and lowered by multiple jacking units. The water depth limit for each rig is a function of several factors, including leg length, sea floor conditions and the anticipated wind, wave and current severity at the drilling location.

     Jackup rigs can be used to drill exploration wells or, with features such as a cantilever, skid-off or set-off capacity and top drive, to drill multiple production wells at the same location. If the derrick, drill floor and substructure are mounted on a cantilever, the rig can be positioned over an adjacent platform or subsea template so that it can drill multiple wells at the same location without repositioning the rig. Twenty-one of our 23 jackup rigs are cantilevered. Six of them also have the capability to move the rig's drillfloor onto a customer's platform for development drilling, commonly referred to as "skid-off" or "set-off" capability. In addition, all of our jackup rigs are equipped with top drives. A top drive is an electric motor mounted in a derrick that enables the rig to drill long, highly deviated wells both more efficiently and more safely than conventional rotary equipment.

     We own the world's largest fleet of heavy duty harsh environment jackup rigs, six of the 19 currently in service in the industry. Three of our rigs, the Galaxy I, Galaxy II and Galaxy III, are Universe class rig designs capable of operating in water depths of up to 400 feet and are currently qualified to operate year-round in the harsh environment of the central North Sea in water depths of up to 360 feet. Our three other heavy duty harsh environment jackup rigs, the Monarch, Monitor and Magellan, are Monarch class rig designs capable of operating in water depths of up to 350 feet. These rigs are able to operate year-round in the central North Sea in water depths of up to 300 feet.

     Two of our 300-350 foot premium cantilever jackup rigs are capable of operating in water depths up to 350 feet and seven are capable of operating in water depths of up to 300 feet. Six of our 200-250 foot standard jackup rigs are capable of operating in water depths of up to 250 feet, one in water depths of up to 230 feet and one in water depths of up to 200 feet. Two of these rigs, the Key Bermuda and the Key Victoria, are specially designed with eight-foot drafts to permit them to work in shallow water depths and are equipped with large cranes that enable them to perform certain construction and well completion activities as well as drilling work.

     Semisubmersible Rigs. Our three semisubmersible rigs are floating vessels that can be submerged so that a substantial portion of the lower hull is below the water surface during drilling operations. They are capable of working in deeper water than jackup rigs. These semisubmersible rigs include the machinery, quarters and drilling equipment on a deck structure. The buoyancy of two submerged barge-shaped hulls supports the deck structure. Our semisubmersible rigs are moved between drill sites by pumping seawater ballast out of the hulls until the rig is raised to its transit draft. Once the rig is positioned on location by tugs, seawater ballast is pumped into the hulls until the water level is approximately midway between hulls and upper deck structure. Our semisubmersible rigs are maintained on station by an eight point mooring system. All of our semisubmersible rigs are equipped with top drives.

     Our semisubmersible rig in Equatorial Guinea, the Aleutian Key, is capable of operating in water depths of up to 2,300 feet. Our semisubmersible rigs in the North Sea, Rig 135 and Rig 140, are capable of operating in water depths of up to 2,400 feet.

     Platform Rig. We currently own and operate one platform rig in the North Sea that consists of a number of self-contained drilling equipment packages. When these packages are assembled on a customer's offshore production platform, they form a complete drilling rig.

     Information concerning our marine fleet, as of January 31, 2001, is set forth in the table below:

                                                                                          MAXIMUM   MAXIMUM
                                SERVICE DATE/                                              WATER    DRILLING    BLOWOUT
                                YEAR-OF-LATEST                                             DEPTH     DEPTH     PREVENTER
        TYPE AND NAME           ENHANCEMENT(1)      RIG DESIGN         ATTRIBUTES(2)       (FT)       (FT)       (PSI)
        -------------           --------------      ----------         -------------      -------   --------   ---------
HEAVY DUTY HARSH ENVIRONMENT JACKUP RIGS
  Galaxy III..................  1999             F&G Universe        IC; SO; ATDS; SCR       400     30,000     15,000
  Galaxy II...................  1998             F&G Universe        IC; SO; ATDS; SCR       400     30,000     15,000
  Magellan....................  1992/1993        F&G Monarch         IC; SO; ATDS; SCR       350     30,000     15,000
  Galaxy I....................  1991             F&G Universe        IC; SO; ATDS; SCR       400     30,000     15,000
  Monitor.....................  1989             F&G Monarch         IC; ATDS; SCR           350     30,000     15,000
  Monarch.....................  1988/1996        F&G Monarch         IC; ATDS; SCR           350     30,000     10,000
SEMISUBMERSIBLE RIGS
  Rig 135.....................  1983/1989        F&G 9500            PA; ATDS; SCR         2,400     25,000     15,000
  Rig 140.....................  1983/1998        F&G 9500            PA; ATDS; SCR         2,400     25,000     15,000
  Aleutian Key................  1976/2000        F&G L-907           ATDS; SCR             2,300     25,000     10,000
300-350 FOOT PREMIUM CANTILEVER JACKUP RIGS
  Compact Driller.............  1993             MLT 116C            IC; TDS; SCR            300     25,000     10,000
  Parameswara.................  1993             BMC 300IC           IC; SO; TDS; SCR        300     25,000     10,000
  Key Hawaii..................  1983             Mitsui              IC; ATDS; SCR           300     25,000     10,000
  Key Singapore...............  1982/1994        MLT 116C            IC; TDS; SCR            350     25,000     10,000
  Rig 134(3)..................  1982/2000        F&G L-780 Mod. II   IC; TDS; SCR            300     20,000     10,000
  Rig 136.....................  1982             F&G L-780 Mod. II   IC; TDS; SCR            300     20,000     10,000
  Key Manhattan...............  1980/1996        MLT 116C            IC; TDS; SCR            350     25,000     10,000
  Galveston Key(3)............  1978/1988        MLT 84/116C         IC; TDS; SCR            300     25,000     10,000
  Key Gibraltar...............  1976/1996        MLT 84/116C         IC; SO; TDS; SCR        300     25,000     10,000
200-250 FOOT STANDARD JACKUP RIGS
  Rig 141.....................  1982             MLT 82SDC           IC; TDS; SCR            250     20,000     10,000
  Rig 124.....................  1980             Mitsui 200C-45      IC; TDS; SCR            250     20,000     10,000
  Key Bermuda.................  1980             Mitsui F550         IS; SD; TDS; SCR        200     20,000     10,000
  Rig 127.....................  1981/1995        F&G L-780 Mod. II   IC; TDS; SCR            250     20,000     10,000
  Rig 105.....................  1975             MLT 52C             IC; TDS; SCR            250     20,000      5,000
  Key Victoria................  1974/1996        MLT 80              IS; SD; TDS DC/DC       250     20,000     10,000
  Rig 103.....................  1974/2000        MLT 52C             IC; TDS; SCR            250     20,000     10,000
  Britannia...................  1968/1987        Breit & Garcia      IC; TDS; SCR            230     20,000     10,000
PLATFORM RIG
  Rig 82......................  1968/1995        National 1320 UE    TDS; DC/DC              N/A     20,000      5,000

---------------

(1) Indicates the year we placed the rigs in service and corresponds to the year built, except for the Parameswara, which was built in 1983, the Monarch, which was built in 1986, and the Compact Driller, which was built in 1992. The second date, if given, is the most recent year in which the rig underwent a major upgrade in capacity and/or a refurbishment that extended its useful working life. In some cases, the upgrade or refurbishment took place over an extended period; and then the year given is the year in which the work was completed.

(2) Attributes are abbreviated as follows: "ATDS" means an advanced top drive system (Varco TDS 4 and above); "DC/DC" means a power transmission system in which DC electricity is generated by diesel engines and supplied directly to DC motors driving the principal components of drilling equipment, for example, mud pumps, drawworks, and rotary table; "IC" means independent leg cantilever; "IS" means independent leg slot rig; "PA" means propulsion assist; "SCR" means a highly efficient power transmission system that rectifies AC power to DC power using a silicon controlled rectifier; "SD" means shallow draft; "SO" means skid-off or set-off capability; and "TDS" means top drive drilling system.

(3) The Galveston Key and Rig 134 are owned by P.T. Santa Fe Supraco Indonesia, a limited liability company of which we are a 95% shareholder. Before January 1, 2000, Rig 134 was classified as a 200-250 foot standard jackup rig.

     As of January 31, 2001, the average age of our marine fleet, measured from the date first placed in service by us, was 18.7 years. The average age for heavy duty harsh environment jackup rigs was 7.5 years, for semisubmersible rigs was 19.6 years, for 300-350 foot premium cantilever jackup rigs was 19.5 years and for 200-250 foot standard jackup rigs was 23.5 years.

  Land Rigs

     We had our origins as a U.S. land drilling contractor and were pioneers in international land rig operations, especially in the Middle East and Latin America. Although we recently have emphasized the development of our marine fleet, we have maintained a substantial presence in selected international land rig markets and continuously upgraded, modernized and enhanced these land rigs. During the period 1996 to 1999, we also selectively expanded our land rig fleet through the addition of 13 land rigs, comprised of:

     - six specialized, highly mobile rigs;

     - two medium duty 2,000 horsepower rigs; and

     - five heavy duty 3,000 horsepower rigs.

     The majority of our land rigs are designed for use in remote desert environments and generally include all facilities necessary to support living and working in harsh and remote environments, including accommodation camps and inventories of repair parts and materials. Each of the rigs is designed for efficient disassembly, transport and reassembly. Eleven of the newer rigs are specially designed as wheel-mounted units that can be moved quickly between well locations. Three of the rigs are equipped with special "lift and roll" systems, so that the rigs can be quickly moved between well locations on a pad site. Our land rig operations in Kuwait and the Kuwait-Saudi Arabia Partitioned Neutral Zone are supported by an extensive fleet of specialized rig transport equipment. This equipment is comprised primarily of heavy duty trucks built and equipped for desert service. Additionally, these operations are supported by a fleet of heavy equipment, such as bulldozers, cranes and forklifts that prepare access roads and drill site locations and facilitate the assembly and tear down of our land rigs.

     We historically have concentrated our land rig operations in the Middle East, South America and North Africa. We have a longstanding operational history in these areas, having first operated in each of them for over 30 years. As of January 31, 2001, we had 33 land rigs in Kuwait, Venezuela, Egypt, Oman, the Kuwait-Saudi Arabia Partitioned Neutral Zone and Saudi Arabia. As of January 31, 2001, the average age of our land rig fleet, measured from the date first placed in service by us, was 11.9 years.

     Information concerning our fleet of land drilling rigs as of January 31, 2001 is set forth in the table below:

                                                                MAXIMUM
                                                                DRILLING    BLOWOUT
                                                                 DEPTH     PREVENTER
NAME                             RIG TYPE          HORSEPOWER    (FT.)       (PSI)     POWER(1)
----                             --------          ----------   --------   ---------   --------
Rig 144.................  EMSCO C3                   3,000       30,000     10,000     SCR
Rig 155.................  Oilwell E-3000             3,000       30,000     15,000     SCR
Rig 173.................  Gardner Denver 3000        3,000       30,000     10,000     SCR
Rig 174.................  EMSCO C3                   3,000       30,000     10,000     SCR
Rig 176.................  Ideco 3000E                3,000       30,000     10,000     SCR
Rig 177.................  Oilwell E-3000             3,000       30,000     10,000     SCR
Rig 180.................  National 1625              3,000       30,000     15,000     SCR
Rig 158.................  Oilwell E-2000             2,000       25,000     10,000     SCR
Rig 94..................  National 110 UE            2,000       20,000     10,000     DC/DC
Rig 97..................  Oilwell E-2000             2,000       20,000     10,000     SCR
Rig 104.................  National 1320 UE           2,000       20,000     10,000     DC/DC
Rig 110.................  Oilwell E-2000             2,000       20,000     10,000     SCR
Rig 115.................  National 1320 UE           2,000       20,000     10,000     SCR
Rig 119.................  Oilwell E-2000             2,000       20,000     10,000     SCR
Rig 178.................  National 1320              2,000       20,000      5,000     SCR
Rig 179.................  National 1320              2,000       20,000     10,000     SCR
Rig 92..................  National 1320              2,000       16,000     10,000     DC/DC
Rig 157.................  Ideco 1700 UE              1,700       17,000      5,000     SCR
Rig 102.................  National 110 UE            1,500       16,000      5,000     DC/DC
Rig 147.................  National 110 UE            1,500       16,000      5,000     DC/DC
Rig 169.................  National 110 UE            1,500       16,000      5,000     SCR
Rig 170.................  National 110 UE            1,500       14,000      5,000     SCR
Rig 160.................  Dreco 1250 E               1,250       12,000      5,000     SCR
Rig 161.................  Dreco 1250 E               1,250       12,000      5,000     SCR
Rig 150.................  National 80 UE             1,000       11,500      5,000     SCR
Rig 151.................  National 80 UE             1,000       11,500      5,000     SCR
Rig 166.................  Wilson 75                    900        7,000      5,000     Mech
Rig 167.................  Wilson 75                    900        7,000      5,000     Mech
Rig 146.................  Kremco 750                   750       10,000      5,000     SCR
Rig 171.................  Oilwell 660-E                750       10,000      5,000     SCR
Rig 172.................  Oilwell 660-E                750       10,000      5,000     SCR
Rig 159.................  Cooper 750                   750        8,000      5,000     Mech
Rig 143.................  Ideco H37 ED                 420        6,500      3,000     Mech

---------------

(1) For purposes of this table: "DC/DC" refers to a power transmission system in which direct current, or DC, electricity is generated by diesel engines and supplied directly to DC motors driving the principal components of drilling equipment, for example mud pumps, drawworks and rotary table; "Mech" is a power transmission system in which power to the principal components of drilling equipment, for example mud pumps, drawworks and rotary table, is supplied by direct mechanical linkage; and "SCR" means a highly efficient power transmission system which rectifies alternating current, or AC, power to DC power using a silicon controlled rectifier.

  Rig Fleet Utilization

     The following table describes our rig fleet utilization during the periods indicated. For further discussion of our rig fleet utilization, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               AVERAGE FOR THE YEAR
                                                                ENDED DECEMBER 31,
                                                              ----------------------
                                                               1998    1999    2000
                                                              ------   -----   -----
HEAVY DUTY HARSH ENVIRONMENT JACKUP RIGS
  Total rigs(1).............................................    4.1     5.1     6.0
  Rigs under contract.......................................    4.1     4.7     5.5
  Utilization rate(2).......................................   98.3%   93.0%   92.3%
SEMISUBMERSIBLE RIGS
  Total rigs................................................    3.0     3.0     3.0
  Rigs under contract.......................................    2.7     2.5     2.1
  Utilization rate(2).......................................   91.1%   84.7%   70.6%
300-350 FOOT PREMIUM CANTILEVER JACKUP RIGS
  Total rigs................................................    8.0     8.0     9.0
  Rigs under contract.......................................    7.6     5.9     7.1
  Utilization rate(2).......................................   94.7%   74.0%   78.6%
200-250 FOOT STANDARD JACKUP RIGS
  Total rigs................................................    9.0     9.0     8.0
  Rigs under contract.......................................    8.0     4.3     6.7
  Utilization rate(2).......................................   88.4%   48.2%   83.7%
OTHER MARINE RIGS(3)
  Total rigs................................................    1.8      --      --
  Rigs under contract.......................................    1.8      --      --
  Utilization rate(2).......................................  100.0%     --      --
LAND RIGS
  Total rigs................................................   29.2    32.5    33.0
  Rigs under contract.......................................   25.9    22.3    21.7
  Utilization rate(2).......................................   88.8%   68.6%   65.9%
LEASED SEMISUBMERSIBLE RIG
  Total rigs................................................     --      --     1.0
  Rigs under contract.......................................     --      --     0.6
  Utilization rate(2).......................................     --      --    58.2%

---------------

(1) We own the following six heavy duty harsh environment jackup rigs: Galaxy I, Galaxy II, Galaxy III, Magellan, Monarch and Monitor. The other 13 heavy duty harsh environment jackup rigs, currently in service in the industry are: Ensco 100, Ensco 101, Maersk Endurer, Maersk Gallant, Maersk Giant, Maersk Guardian, Rowan-Gorilla II, Rowan-Gorilla III, Rowan-Gorilla IV, Rowan-Gorilla V, Rowan-Gorilla VI, Smedvig West Epsilon and Transocean Nordic.

(2) "Utilization" means the percentage of the number of days a drilling rig is earning a normal daily margin under a customer contract compared to the total number of days within a specified period.

(3) During the fourth quarter of 1998, our lake barge rig, the Rey del Lago, was retired from service. Effective January 1, 1999, we reclassified our platform rig as a component of drilling related services.

  Drilling Related Services

     We provide drilling related services to the international oil and gas industry, including third party rig operations, incentive drilling, and drilling engineering and project management. These activities complement our drilling business by enabling us to provide an expanded suite of services in response to our customer requirements, and to enhance the utilization and financial performance of our rig fleet. We are generally able to provide these services with our existing workforce and infrastructure without investing significant additional capital.

     Third Party Rig Operations. Our third party rig operations are presently concentrated on oil and natural gas producing platforms in the North Sea, an area where we also maintain substantial contract drilling operations, and semisubmersible rig operations in the Caspian Sea. As of January 31, 2001, we operated or maintained 12 platform and two semisubmersible rigs for third parties.

     In September 1996, we expanded our third party rig operations into the emerging market of the Caspian Sea when we commenced operation and management of the semisubmersible rig, Dada Gorgud. We initiated operations of a second semisubmersible, the Istiglal, in December 1998. Both the Dada Gorgud and the Istiglal operate under long-term bareboat charters. The Istiglal is bareboat chartered to and operated by the joint venture Caspian Drilling Company Limited, 45% owned by us, until October 2006. The Dada Gorgud is bareboat chartered to us until October 2006 or the later termination of our current drilling contract with the Azerbaijan International Operating Company. We have subcontracted operations of the Dada Gorgud to Caspian Drilling Company Limited. During 2000, we spent approximately $21.8 million for capital improvements to the Dada Gorgud to meet the rig specifications in the drilling contract.

     The following table describes rigs we or our joint venture affiliates operate for third parties as of January 31, 2001.

                                                                                  CURRENT
                                                                                 CONTRACT
                  TYPE AND NAME                    CUSTOMER      LOCATION      EXPIRATION(1)
                  -------------                    --------      --------      -------------
SEMISUBMERSIBLE RIGS
  Dada Gorgud(2).................................  AIOC(3)    Caspian Sea      Sep 05
  Istiglal(4)....................................  BP Amoco   Caspian Sea      May 05
PLATFORM RIGS
  Beatrice Alpha.................................  Talisman   U.K. North Sea   Evergreen(5)
  Beatrice Bravo.................................  Talisman   U.K. North Sea   Evergreen(5)
  Buchan.........................................  Talisman   U.K. North Sea   Evergreen(5)
  Clyde..........................................  Talisman   U.K. North Sea   Evergreen(5)
  Claymore.......................................  Talisman   U.K. North Sea   Jun 03
  Piper..........................................  Talisman   U.K. North Sea   Jun 03
  Saltire........................................  Talisman   U.K. North Sea   Jun 03
  Tartan.........................................  Talisman   U.K. North Sea   Jun 03
  Fulmar.........................................  Shell      U.K. North Sea   Jun 02
  Kittiwake......................................  Shell      U.K. North Sea   Jun 02
  Nelson.........................................  Enterprise U.K. North Sea   Evergreen(5)
  Tiffany........................................  AGIP       U.K. North Sea   Evergreen(5)

---------------

(1) Indicates date of scheduled execution of current contract term or, if the contract is for a fixed number of wells, date of estimated completion of these wells at January 31, 2001.

(2) Caspian Drilling Company Limited, of which we are a 45% shareholder, operates the Dada Gorgud for us under a drilling services subcontract. For a further discussion of Caspian Drilling Company Limited, see "-- Joint Venture, Agency and Sponsorship Relationships and Other Investments."

(3) "AIOC" means Azerbaijan International Operating Company, a consortium led by BP Amoco, PLC.

(4) Caspian Drilling Company Limited, of which we are a 45% shareholder, operates the Istiglal under a drilling services contract. For a further discussion of Caspian Drilling Company Limited, see "-- Joint Venture, Agency and Sponsorship Relationships and Other Investments."

(5) Evergreen contracts are subject to termination by the customer on specified notice.

     Incentive Drilling Services and Alliances. We selectively pursue incentive drilling contracts and innovative contracting opportunities. In doing so, we seek work that rewards superior performance and drilling productivity. Types of incentive contracts include:

          Turnkey. We generally provide all services, drill bits, casing, well consumables and logistical support to drill a well to a specified depth for a fixed price.

          Footage.  We receive a predetermined lump sum per foot drilled.

          Well Target Time. The contract provides that the drilling of a specified well or portion thereof is subject to an agreed target time. If the well is drilled ahead of schedule, then a bonus is paid in accordance with a specified formula. If the well is drilled behind schedule, a penalty may be imposed.

          Lump Sum or Bonus Arrangement. This arrangement requires us to perform a specific task either for a lump sum payment or for a dayrate with a bonus payable for time saved.

          Alliances. An agreement under which we work with the customer and selected parties, such as service companies, fabricators, designers and engineers, to provide and coordinate their resources, facilities and expertise to maximize efficiency on a specified drilling project. Alliances often involve common goals and targets, with an incentive for the efficient execution of a project as measured against specific time and economic goals. We have participated in alliances involving execution of specified drilling programs as well as an alliance involving various aspects of engineering, design and procurement of platform rig equipment for a specific development drilling project.

     Drilling Engineering and Drilling Project Management. Our drilling engineers and other engineering personnel provide drilling management services for our operations and on a contract basis for customer projects. Additionally, we provide drilling rig project management, including rig design, engineering, procurement and commissioning activities as well as management of all phases of offshore rig new construction or upgrade projects.

COMPETITION

     The contract drilling industry is highly competitive with numerous industry participants. Although the industry has been somewhat consolidated by mergers over the past few years, we do not believe any of the industry participants has a dominant market share. Some of our competitors have larger rig fleets and may have greater resources than we do. Competition is usually focused region by region, although drilling rigs are mobile and can be moved from one region to another in response to changes in demand. Drilling contracts are traditionally awarded on a competitive bid basis. Competition for drilling contracts generally depends on:

     - the price for the drilling services;

     - the availability and location of suitable equipment for the project;

     - the design and technical capability of the drilling rigs;

     - the ability of the drilling contractor to provide specialized services;
       and

     - the reputation, experience and safety record of the drilling contractor.

We believe that we compete favorably on all of these factors. Our principal marine competitors include Diamond Offshore Drilling, Inc., ENSCO International Incorporated, Global Marine Inc., Marine Drilling Companies, Inc., Noble Drilling Corporation, Pride International, Inc., Rowan Companies, Inc. and Transocean Sedco Forex Inc.

CONTRACTS

     Most drilling contracts are awarded through competitive bidding. However, some contracts are a result of direct negotiations between the customer and us. In many cases, the specifications of the bid contain requirements not met by any of our available rigs. As a result, if we are awarded the contract, we may incur considerable cost to upgrade and outfit a rig to meet those requirements.

     We operate each of our rigs under a contract either to drill a specified well or number of wells or for a stated period of time. The period of time generally is automatically extended to include the period required to complete the well in progress on the scheduled contract expiration date. Contracts often are cancelable on specified notice at the option of the customer. Some contracts require the customer to pay a specified early termination payment in the event of cancellation. The contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods because of acts of God or some other events beyond our control or if our rig has excessive downtime for repairs. The contracts also contain provisions addressing automatic termination or termination at the option of the customer in some circumstances, and the contracts may be dishonored or subject to renegotiation in depressed market conditions. For a description of the potential risks of termination, see "-- Risk Factors -- We may suffer losses if our customers terminate or seek to renegotiate our contracts."

     Most of our drilling contracts provide for compensation on a dayrate basis, under which we receive a fixed amount per day for each day that the rig is operating under the contract. Under a dayrate contract, we provide the drilling rig and personnel to operate the rig and to conduct the drilling operations. We also selectively contract on the basis that the dayrate automatically will be adjusted periodically during the contract term pursuant to a specified formula or index, often based upon published rig rates.

     We pay the operating expenses, such as crew wages and incidental supplies, for our contracted rigs. Several of our dayrate contracts also contain incentive terms for additional remuneration if specified performance goals are met. Most of our drilling contracts include provisions allocating the risk, as between our customers and us, of liabilities relating to a well, personal injury, property and environmental liabilities. Sometimes our dayrate contracts provide for penalties in the form of reduced or suspended compensation if the specified goals are not achieved. We also provide turnkey, footage and other services on an incentive contract basis. For more information about these contracts, see
"-- Drilling Rig Fleet and Drilling Related Services -- Incentive Drilling Services and Alliances."

     Our contracts generally provide for payment in dollars except for amounts required to meet local expenses. The rate of compensation specified in each contract depends on the type of equipment required, its availability and location, the location and nature of the operation to be performed, the duration of the work, market conditions and other variables. The contracts may provide for no dayrate, a reduced dayrate or lump sum payment when the rig is being transported to the first and from the last drill site. Generally, a reduced dayrate or no payment is applicable when operations are suspended because of acts of God or some other events beyond our control or extended repairs or mechanical breakdown. Reduced dayrates often also apply while a rig is on standby awaiting a customer's directions or customer-furnished materials or services or while moving between well locations under the same contract. When drilling rigs are being relocated a substantial distance, we attempt to obtain either a lump sum payment or a dayrate plus transport costs as compensation for mobilization and demobilization expenses and the rig time incurred during the period of transit. In a depressed market, this compensation is difficult to obtain and we may incur the full costs of transportation and/or rig time during rig relocations.

     Contracts commonly contain renewal or extension provisions exercisable at the option of the customer that address extension for a number of wells or specified period of time. These options may provide that the compensation for the extension period must be agreed upon before the extension or the parties may have negotiated the extension period compensation at the time of the initial contract. We prefer either to negotiate provisions which require mutual agreement upon compensation for the option term so that we obtain then-prevailing market rates or to establish a means of increasing compensation for the option term to reflect cost escalation and anticipated market conditions. During industry down cycles, we compete aggressively for contracts and often we must accept less favorable contract terms, especially in areas such as liability and indemnity provisions, rate structure, termination and term extension options. In periods of rapid market downturn, our customers may not honor the terms of existing contracts and may terminate contracts or seek to renegotiate contract rates and terms to conform with depressed market conditions.

     Contract information concerning our marine and land drilling fleet, as of January 31, 2001, is set forth in the table below:

                                                                              CURRENT
                                                                             CONTRACT
          TYPE AND NAME                 LOCATION          CUSTOMER(1)      EXPIRATION(2)
          -------------                 --------          -----------      -------------
HEAVY DUTY HARSH ENVIRONMENT JACKUP RIGS
  Galaxy III......................  U.K. North Sea      BP Amoco           Dec 02
  Galaxy II.......................  Canada              MOCAP              Nov 03
  Magellan........................  U.K. North Sea      Elf                Mar 01(3)
  Galaxy I........................  U.K. North Sea      Phillips           May 02
  Monitor.........................  U.K. North Sea      BHP                Apr 01(3)
  Monarch.........................  U.K. North Sea                         Idle(4)
SEMISUBMERSIBLE RIGS
  Rig 135.........................  U.K. North Sea      British Gas        May 01(3)
  Rig 140.........................  U.K. North Sea      Shell              Jan 02(3)
  Aleutian Key....................  Equatorial Guinea   Exxon Mobil        Jun 01(3)
300-350 FOOT PREMIUM CANTILEVER JACKUP RIGS
  Compact Driller.................  Thailand            Chevron            Aug 01(3)
  Parameswara.....................  Indonesia           Total              Mar 02(3)
  Key Hawaii......................  Saudi Arabia        Saudi Aramco       Feb 03(3)
  Key Singapore...................  Egypt               Petrobel           May 02
  Rig 134(5)......................  Indonesia           Gulf Resources     Apr 01
  Rig 136.........................  Tunisia             MP Zarat(6)        Jun 01(3)
  Key Manhattan...................  Egypt               Petrobel           Aug 01
  Galveston Key(5)................  Vietnam             JVPC               Apr 01(3)
  Key Gibraltar...................  Vietnam             JVPC               Jul 01(3)
200-250 FOOT STANDARD JACKUP RIGS
  Rig 141.........................  Egypt               Suco               Oct 01(3)
  Rig 124.........................  Egypt               Petrobel           May 01(4)
  Key Bermuda.....................  Nigeria             Chevron            Oct 01
  Rig 127.........................  Qatar               Occidental         Jan 02
  Rig 105.........................  Egypt               Petrobel           Dec 01
  Key Victoria....................  Venezuela           Inepetrol          Feb 01
  Rig 103.........................  Qatar               Qatar Petroleum    Aug 01(3)
  Britannia.......................  U.K. North Sea      Shell              Jun 02
PLATFORM RIG
  Rig 82..........................  U.K. North Sea      Shell              Evergreen
LAND RIGS
  Rig 92..........................  Egypt               Khalda             Apr 01(3)
  Rig 94..........................  Egypt               Khalda             Mar 01(3)
  Rig 104.........................  Egypt               Geisum             Feb 01(3)
  Rig 143.........................  Egypt               Petrobel           Jul 01
  Rig 147.........................  Kuwait                                 Idle
  Rig 170.........................  Kuwait                                 Idle
  Rig 146.........................  Kuwait              KOC                Mar 01(3)
  Rig 155.........................  Kuwait              KOC                Mar 01(3)
  Rig 158.........................  Kuwait              KOC                Mar 01(3)
  Rig 160.........................  Kuwait              KOC                Mar 01(3)
  Rig 161.........................  Kuwait              KOC                Mar 01(3)
  Rig 169.........................  Kuwait              KOC                Jan 02(3)

                                                                              CURRENT
                                                                             CONTRACT
          TYPE AND NAME                 LOCATION          CUSTOMER(1)      EXPIRATION(2)
          -------------                 --------          -----------      -------------
  Rig 172.........................  Kuwait              KOC                Feb 01
  Rig 180.........................  Kuwait              KOC                Sep 02
  Rig 102.........................  Kuwait-Saudi PNZ    SAT                Feb 01
  Rig 171.........................  Kuwait-Saudi PNZ    SAT                Jun 01
  Rig 144.........................  Saudi Arabia        Saudi Aramco       Jan 04
  Rig 157.........................  Saudi Arabia        Saudi Aramco       Nov 03
  Rig 173.........................  Saudi Arabia        Saudi Aramco       Jun 03(3)
  Rig 174.........................  Saudi Arabia        Saudi Aramco       Aug 03(3)
  Rig 150.........................  Oman                PDO                Sep 01(3)
  Rig 151.........................  Oman                PDO                Apr 03
  Rig 159.........................  Oman                                   Idle
  Rig 97..........................  Venezuela           Halliburton        Mar 01
  Rig 110.........................  Venezuela                              Idle
  Rig 115.........................  Venezuela                              Idle
  Rig 119.........................  Venezuela           Perez Companc      Feb 02
  Rig 166.........................  Venezuela                              Idle
  Rig 167.........................  Venezuela                              Idle
  Rig 176.........................  Venezuela           BP Amoco (Arco)    Jan 01(3)
  Rig 177.........................  Venezuela                              Idle
  Rig 178.........................  Venezuela           Petrozuata         Jul 01
  Rig 179.........................  Venezuela           Perez Companc      Feb 02

---------------

(1) Generic designation including affiliates, joint ventures and consortia. "Geisum" means Geisum Oil Company. "JVPC" means Japan Vietnam Petroleum Co. Ltd. "Khalda" means Khalda Petroleum Company. "KOC" means Kuwait Oil Company. "Kodeco" means Kodeco Energy Company. "MOCAP" means Mobil Offshore Canada Properties, Inc. "PDO" means Petroleum Development Oman. "Petrobel" means Belayim Petroleum Company. "SAT" means Saudi Arabia Texaco. "Saudi Aramco" means Saudi Arabian Oil Company. "Suco" means Suez Oil Company.

(2) Indicates date of scheduled expiration of current contract term, or, if the contract is for a fixed number of wells, date of estimated completion of those wells at January 31, 2001. Most contracts are subject to early termination.

(3) Contract is subject to customer term extension option(s).

(4) Monarch has a contract for one 30 day well in the second quarter of 2001.

(5) The Galveston Key and Rig 134 are owned by P.T. Santa Fe Supraco Indonesia, a limited liability company of which we are a 95% shareholder. Before January 1, 2000, Rig 134 was classified as a 200-250 foot standard jackup rig.

(6) Rig 136 has a rig share contract with MP Zarat and Coparex.

CUSTOMERS

     Our customers consist primarily of major international, state owned and large independent oil companies and their affiliates. Several major international oil companies have consolidated within the past few years, and we are currently unable to predict the ongoing impact, if any, of this consolidation on our business. During the year ended December 31, 2000, BP Amoco accounted for 18.9% of our consolidated revenues, Total Fina Elf S.A. accounted for 13.6% of our consolidated revenues, Exxon Mobil accounted for 11.5% of our consolidated revenues, Royal Dutch/Shell Group of Companies and its affiliates, joint ventures and consortia accounted for 10.8% of our consolidated revenues and Kuwait Oil Company accounted for 10.3% of our consolidated revenues. For further information about the concentration of our customer base, see note 10 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K. The relative contribution from each customer has fluctuated from year to year in the past and is expected to continue to do so in the future. The loss of any of these major clients could, at least in the short term, have a material adverse effect on us.

MARKETS

     Rigs can be moved from one region to another, but the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions. However, significant variations between regions do not tend to exist long-term because of rig mobility. Marine rig mobility causes supply and demand to be shaped more by water depth capability and requirement than by the location of the rigs at a given point in time. We have the capability of drilling in water depths ranging from as shallow as a few feet with our shallow water jackup rigs to as deep as 2,400 feet with our semisubmersibles.

EMPLOYEES

     As of January 31, 2001, we had approximately 5,500 full time employees from more than 45 nations, over 95% of whom work outside the United States. Approximately two-thirds of our employees are citizens of countries outside North America and Europe. Approximately 340 of our employees in Venezuela and 100 of our employees in Nigeria are represented by labor unions. In June 2000, through our membership in the UK Drilling Contractors Association, we entered into a recognition agreement with a union representing approximately 1,100 of our employees in the U.K. sector of the North Sea. The association and the union are currently negotiating a definitive labor agreement for the represented employees.

JOINT VENTURE, AGENCY AND SPONSORSHIP RELATIONSHIPS AND OTHER INVESTMENTS

     In some areas of the world, local custom and practice or governmental requirements require the formation of joint ventures with local participation. We are an active participant in several joint venture drilling companies, principally in Azerbaijan, Indonesia, Malaysia, Nigeria, Oman and Saudi Arabia.

     In Azerbaijan, the semisubmersibles Istiglal and Dada Gorgud operate under long-term bareboat charters. The Istiglal is bareboat chartered to and operated by the joint venture Caspian Drilling Company Limited, 45% owned by us, until October 2006. The Dada Gorgud is bareboat chartered to us until October 2006 or the later termination of our current drilling contract with the Azerbaijan International Operating Company. We have subcontracted operations of the Dada Gorgud to Caspian Drilling Company Limited.

     We participate in a joint venture that operates a petroleum supply base in Indonesia. The Indonesian supply base, 42% owned by us, is located at Merak Point on the island of West Java. It provides open and covered storage and bulk chemical trans-shipment facilities. We have co-owned and managed this supply base for nearly 30 years. The land lease for the supply base, which was previously scheduled to expire in 2000, is being renewed for an additional 30 years. We also have a passive minority investment in a Libyan drilling company that is and has been managed in accordance with the applicable trade sanctions and is accounted for on the cost basis.

     Local law or custom in some areas of the world also effectively mandates establishment of a relationship with a local agent or sponsor. When necessary or appropriate in these areas, we enter into agency or sponsorship agreements.

GOVERNMENTAL REGULATION

     Many aspects of our operations are affected periodically by political developments and by both domestic and foreign governmental regulations, including those relating to the construction, equipment and operation of drilling rigs, drilling practices and methods and levels of taxation. Additional hazards and uncertainties include:

     - the risk of expropriation;

     - foreign exchange restrictions;

     - fluctuations in currency exchange rates;

     - foreign and domestic monetary, economic and trade policies;

     - changes in import or export duties; and

     - environmental regulation.

The energy service industry is dependent on demand for its services from the oil and gas industry and, accordingly, is affected by changing taxes, price controls and other laws relating to the energy business generally. Governments may, from time to time, suspend or curtail drilling operations or leasing activities when these operations are considered to be detrimental to the environment or to jeopardize public safety. Many jurisdictions have at various times imposed limitations on the production of oil and natural gas by restricting the rate of flow for oil and natural gas wells below their natural capacity. We cannot assure you that present or future regulation will not adversely affect our operations.

     As of January 31, 2001, all of our rigs were located outside the United States and its territorial waters. Our worldwide operations are also subject to a variety of laws and regulations designed to improve safety in the businesses in which we operate. International conventions, including Safety of Life at Sea, also referred to as SOLAS, the Convention for Prevention of Oil Pollution by Ships at Sea, also referred to as MARPOL, and the Code for Construction of Mobile Offshore Drilling Units, also referred to as MODU CODE, generally are applicable to our offshore operations. Our operations in the U.K. sector of the North Sea are also subject to strict regulatory requirements, including the Mineral Workings Act of 1971, also referred to as MWA, and the Health and Safety at Work Act of 1974, also referred to as HASAWA. Historically, we have made significant capital expenditures and incurred additional expenses to ensure that our marine rigs comply with applicable local and international health and safety regulations. Our future efforts to comply with these regulations and standards may increase our costs and may affect the demand for our services by influencing energy prices or limiting the areas in which we may drill.

INSURANCE AND INDEMNIFICATION

     We emphasize ongoing safety and training programs and have installed significant safety equipment, all designed to promote a safe working environment. Nevertheless, our operations are subject to the many hazards inherent in the drilling business.

     While we maintain broad insurance coverage, this insurance generally does not cover all types of losses, including loss of charter hire/dayrate revenue, war, internal disturbances, expropriation, nationalization or business interruption. Losses and liabilities arising from uninsured or underinsured events would reduce our revenues and increase our costs. In addition, pollution and similar environmental risks generally are not fully insurable. As a result, our existing insurance coverage may not be sufficient to protect us from all of our operational risks or against liability from all consequences of well disasters, maritime casualties or damage to the environment resulting from operations or hazardous waste disposal. It is also not sufficient to protect us for the full market or replacement value of lost assets. We may be liable for oil spills, costs of controlling a wild well, well loss or damage and similar matters if not indemnified by our customers or insured. When appropriate, for example when contracting on a turnkey basis, we may separately insure well-related risks, which may include well loss or damage, wild well control and pollution.

     We believe our policy of purchasing insurance coverage is consistent with industry practice for the types, amounts and limits of insurance maintained. We periodically review our coverage levels and adjust them commensurate with industry conditions and perceived rig values. However, we cannot assure you that the desired insurance coverage will continue to be available at rates considered reasonable or that the types of coverage we need will be available at any cost.

     If we determine our insurance to be inadequate, uneconomic or unavailable, we evaluate our exposure to uninsurable risks before participating in any projects. To the extent permitted by market conditions, we contract with our customers to provide us with indemnification or other protection against risks not generally covered by insurance and against losses in excess of applicable insurance limits. We generally have been able to obtain contractual indemnification from our customers which protects and indemnifies us to some degree from liability arising out of damages to customer property and injuries to specified personnel, reservoir, pollution and environmental damages and wild well control. However, we are not able to obtain this indemnification in all of our contracts.

RISK FACTORS

  Risks Related to Our Business.

WE ARE SUBJECT TO OPERATING RISKS SUCH AS WELL BLOWOUTS AND FIRES THAT COULD RESULT IN ENVIRONMENTAL DAMAGE, PROPERTY LOSS, PERSONAL INJURY AND DEATH.

     Our drilling operations are subject to many hazards, including:

     - well blowouts and fires;

     - cratering, sinking and capsizing of rigs;

     - oil or natural gas well fires;

     - explosions; and

     - oil spills and other disasters.

     These hazards increase the likelihood of accidents. Accidents can result in:

     - personal injury or death;

     - major environmental damage;

     - costly delays or cancellations of drilling operations;

     - serious damage to or destruction of our rigs and equipment;

     - significant damage to oil and natural gas wells, reservoirs, production facilities or other properties; and

     - costly wild-well control.

     In addition, our marine equipment is subject to other hazards, such as grounding, collision, damage from heavy weather or hurricanes and damage to a jackup rig leg, jacking system or hull from the shifting of legs or the unexpected collapse of the seabed. Loss of or serious damage to our equipment, even if adequately covered by insurance, might materially reduce our revenues and operating profit for an extended period of time.

WE MAY SUFFER LOSSES THAT ARE NOT INSURED OR FOR WHICH WE ARE NOT INDEMNIFIED.

     We cannot always obtain insurance or obtain indemnities from our customers to mitigate our operating risks. Although we carry insurance against the destruction of or damage to our drilling equipment in amounts we consider adequate, this insurance may not be available in the future at acceptable rates for all risks and all geographic areas.

WE ARE SUBJECT TO REGULATION AND LIABILITY UNDER ENVIRONMENTAL LAWS THAT COULD REQUIRE SIGNIFICANT EXPENDITURES AND COULD MATERIALLY DECREASE OUR NET INCOME.

     Through our worldwide operations, we are subject to many environmental laws and regulations, including regulations controlling the discharge of materials into the environment, requiring removal and clean-up of discharged materials or otherwise relating to the protection of the environment. As a result, the application of these laws could materially adversely affect our results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons or subjecting us to liability. Laws and regulations protecting the environment have become increasingly stringent in recent years and may impose liability on us for environmental damage and disposal of hazardous materials even if we were not negligent or at fault. We may also be liable for the conduct of others, or for our own acts even if our acts complied with applicable laws at the time we performed those acts.

WE MAY SUFFER LOSSES IF OUR CUSTOMERS TERMINATE OR SEEK TO RENEGOTIATE OUR CONTRACTS.

     Our contracts with customers often are cancelable upon specified notice at the option of the customer. Some drilling contracts require the customer to pay a specified early termination payment upon cancellation, which payments may not fully compensate us for the loss of the contract. In addition, early termination of a contract may result in a rig being idle for an extended period of time. Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of acts of God or excessive rig downtime for repairs, or other specified conditions. Our revenues may be adversely affected by customers' early termination of contracts, especially if we are unable to recontract the affected rig within a short period of time. In periods of rapid market downturn, our customers may not honor the terms of existing contracts and may terminate contracts or seek to renegotiate contract rates and terms to conform with depressed market conditions.

WE MAY SUFFER LOSSES IF WE FAIL TO MEET CONTRACT REQUIREMENTS OR IF WE ENCOUNTER DIFFICULTIES DRILLING ON TURNKEY, FOOTAGE OR OTHER INCENTIVE CONTRACTS.

     From time to time we enter into incentive drilling contracts, such as a turnkey drilling contract. Under a turnkey drilling contract, we agree to drill a well for a customer to a specified depth, and to provide the associated services and supplies, such as drilling fluids and drill bits, for a fixed price. Generally, the customer does not have to pay us unless we drill the well to the specified depth. We will not make any profit under a turnkey drilling contract unless we keep rig time and expenses within estimates used in determining the contract price. Drilling a well under a turnkey contract typically requires a larger cash commitment by us than that required under a conventional dayrate contract and exposes us to risks of potential financial losses, including losses resulting from delays in drilling progress or loss of a well or a portion of a well. The financial results of a turnkey contract depend upon the performance of the drilling unit, drilling conditions and other factors, some of which are beyond our control.

     Additionally, we undertake risks when entering into footage and other incentive contracts, alliances and drilling project management contracts where a portion of the remuneration is dependent upon achieving specified performance goals. If we fail to meet the performance criteria, we will earn less revenue on the contract and, in some circumstances, we may suffer a penalty in the form of reduced or suspended remuneration or absorb rig time without payment.

TAX LAW AND REGULATION INTERPRETATIONS OR CHANGES COULD INCREASE OUR TAXES.

     As a Cayman Islands company primarily doing business outside the United States, we are taxed at rates substantially lower than if a substantial portion of our income were derived from the conduct of a U.S. trade or business. Although almost all of our operations are outside the United States, we have an office in Texas from which a number of senior management personnel generally oversee, supervise and control our policies. We report only income attributable to the functions performed in the United States as income effectively connected with a U.S. business. If the Internal Revenue Service deemed more of our income earned from our worldwide operations to be effectively connected with a U.S. business, we might have to pay U.S. income tax on this additional income, and our operating results could be materially adversely affected.

     Because most of our operations are outside the United States, we are able to reduce the level of worldwide taxation on our revenues, income and assets through various tax-efficient business structures. From time to time, tax authorities around the world audit our tax returns and review and examine our tax-efficient business structures. If we could no longer use these tax-efficient business structures, as a result of an audit, a change in tax laws or other challenge, we could suffer substantial additional tax expense. For a discussion of our tax position, see note 5 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

WE ARE HIGHLY DEPENDENT ON OUR WORKFORCE.

     Our high quality, well-trained and cost-effective rig crew and supervisory workforce contribute significantly to our ability to deliver premium quality services. If we are unable to retain our current workforce or to hire comparable personnel, it could have a material adverse effect on our business.

WE ARE SUBJECT TO POLITICAL HOSTILITY, ECONOMIC AND OTHER RISKS AS A RESULT OF OUR OPERATIONS OUTSIDE THE UNITED STATES.

     We derive substantially all of our revenues from operations outside the United States. Certain of our non-U.S. operations are subject to political, economic and other uncertainties not generally encountered in the United States, including hazards incident to war and civil disturbances, expropriation, nationalization or deprivation and other hazards that may limit or disrupt markets, as well as the general hazards associated with a foreign government asserting national sovereignty over areas in which we conduct operations. Certain of our operations outside the United States are also subject to:

     - foreign customs and business practices;

     - changes in political conditions, such as confiscatory taxation, unreasonable regulation, costly customs duties, unrealistic pricing or royalty terms, export sales restrictions, embargoes and expropriation or nationalization with or without compensation;

     - the possibility of realizing economic currency exchange losses when transactions are completed in currencies other than U.S. dollars and risks to our ability to freely repatriate our earnings under existing exchange control laws;

     - export restrictions or trade sanctions imposed by the U.S. government under the Export Administration Act, the Trading with the Enemy Act or similar legislation or regulation which may impede our ability, or the ability of our customers, to operate or continue to operate in certain countries; and

     - the possibility of hostilities against our rigs or personnel, including terrorist acts and kidnapping.

WE MAY SUFFER LOSSES AS A RESULT OF CURRENCY RISKS.

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

WE RELY HEAVILY ON A SMALL NUMBER OF CUSTOMERS.

     In each of the years ended December 31, 1998, 1999 and 2000, more than 50% of our operating revenues was derived from six or fewer customers. Of the $584 million of operating revenues for the year ended December 31, 2000, approximately 19% was attributable to our largest customer and approximately 65% was attributable to our five largest customers. Our results of operations may be materially adversely affected if any of these customers terminates its contracts with us, fails to renew our existing contracts or refuses to award new contracts to us.

  Risks Related to Our Industry.

THE CONTRACT DRILLING INDUSTRY IS VOLATILE, AND, DURING INDUSTRY DOWN CYCLES, OUR REVENUES WILL DECLINE AND WE MAY HAVE TO ACCEPT CONTRACTS WITH LESS FAVORABLE TERMS.

     The contract drilling industry is highly volatile and cyclical. Our business and operations depend upon exploration and development spending by oil and gas companies. An actual decline, or the perceived risk of a decline, in oil and natural gas prices could cause oil and gas companies to reduce their overall level of spending. As a result, demand for our services may decrease and our revenues may be adversely affected through lower rig utilization and lower average dayrates.

     In addition, during industry down cycles we compete more aggressively for contracts and we may have to accept liability and indemnity provisions that do not offer the same level of protection against potential losses that we may obtain during industry up cycles. During down cycles, we may feel compelled to enter into long-term contracts for our rigs with low dayrates, and then we would not be able to contract these rigs at higher dayrates if industry conditions improve during the term of the contracts. Both increased contractual liabilities and lower revenues may have an adverse effect on our results of operations.

     Furthermore, supply and demand factors contribute to the volatile and cyclical nature of the contract drilling industry. Should the industry participants or new entrants engage in significant new rig building, the additional rigs could adversely affect the supply/demand ratio, rig utilization and dayrates.

CONSOLIDATION IN THE OIL AND GAS INDUSTRY MAY REDUCE DEMAND FOR OUR DRILLING RIGS AND SERVICES AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     During the down cycle in late 1998 and early 1999, the oil and gas industry continued to experience consolidation with the announcement or completion of several business combinations involving major oil and gas companies. This consolidation activity continued into 2000. As a result, oil and gas companies have not on the whole increased their capital spending on exploration and production projects even though oil prices have rebounded from the lows experienced in early 1999. During periods of reduced drilling expenditures, our results of operations may be adversely affected because we may be compelled to accept lower dayrates in new contracts and our customers may fail to renew or may terminate existing contracts.

CONSOLIDATION IN THE CONTRACT DRILLING INDUSTRY MAY INCREASE COMPETITION AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     There has been significant consolidation in the contract drilling industry. Further consolidation could lead to increased competition from larger industry members and may adversely impact our results of operations.

  Risks Related to Our Ordinary Shares.

SFIC HOLDINGS (CAYMAN), INC. HAS THE ABILITY TO SIGNIFICANTLY INFLUENCE MATTERS ON WHICH OUR SHAREHOLDERS MAY VOTE.

     SFIC Holdings (Cayman), Inc., which is wholly owned by Kuwait Petroleum Corporation, which is in turn wholly owned by the State of Kuwait, controls approximately 37.7% of our outstanding ordinary shares. As a result, Kuwait Petroleum Corporation through SFIC Holdings (Cayman), Inc. will continue to be able to significantly influence the management and affairs of our company and all matters requiring shareholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could delay or deter a change of control of our company.

WE MAY BE UNABLE TO TAKE SIGNIFICANT CORPORATE ACTIONS WITHOUT THE APPROVAL OF OUR MAJOR SHAREHOLDER.

     Although the owners of all of the ordinary shares are entitled to one vote per share, as long as SFIC Holdings (Cayman), Inc. and its affiliates own at least 25% of the outstanding ordinary shares or at least 25% of the outstanding voting shares, the consent of SFIC Holdings (Cayman), Inc. will be required before we may take significant corporate actions, including:

     - an asset disposition by us in excess of $50 million;

     - the issuance by us of equity securities;

     - a change of our corporate domicile; or

     - the incurrence of indebtedness by us above $250 million on a consolidated basis.

     This restriction on our ability to take significant corporate actions may restrict our ability to take actions we deem to be in the best interest of our shareholders.

SOME OF OUR DIRECTORS ARE ALSO DIRECTORS OR OFFICERS OF OUR MAJOR SHAREHOLDER AND THEY MAY HAVE INTERESTS THAT ARE IN CONFLICT WITH THE INTEREST OF OUR OTHER SHAREHOLDERS.

     Our board of directors includes three persons who are also directors or officers of SFIC Holdings (Cayman), Inc. and/or Kuwait Petroleum Corporation. As a result, our directors who are also directors or officers of Kuwait Petroleum Corporation or SFIC Holdings (Cayman), Inc. may be faced with the following conflicts of interest:

     - The directors who are affiliated with our major shareholder will have a conflict of interest when our board of directors considers taking significant corporate actions that our controlling shareholder may oppose;

     - These directors may have conflicts of interest in making decisions relating to our contract drilling activities in Kuwait and our other business relationships with Kuwait Petroleum Corporation's subsidiaries and affiliates; and

     - Because our articles of association allow our major shareholder to compete with us and do not require our major shareholder to offer our company business opportunities that may be in the best interest of our company, these directors may have conflicts of interest in managing our business.

     The presence of potential or actual conflicts could affect the process or outcome of board deliberations. Our articles of association state that Kuwait Petroleum Corporation and its affiliated companies have no duty to refrain from competing with us. Our articles also state that Kuwait Petroleum Corporation and its affiliated companies are not under any duty to present corporate opportunities to us in the event of a conflict, and that corporate opportunities offered to persons who are directors or officers of our company and of Kuwait Petroleum Corporation or its affiliates will be allocated based principally on the capacities in which the individual director or officer is offered the opportunity.

OUR SHAREHOLDERS HAVE LIMITED RIGHTS UNDER CAYMAN ISLANDS LAW.

     We are incorporated under the laws of the Cayman Islands, and our corporate affairs are governed by our memorandum of association and our articles of association and by the Companies Law (2000 Revision) of the Cayman Islands. Principles of law relating to matters such as the validity of corporate procedures, the fiduciary duties of our management, directors and controlling shareholders and the rights of our shareholders differ from those that would apply if we were incorporated in a jurisdiction within the United States. Further, the rights of shareholders under Cayman Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent applicable in most U.S. jurisdictions. As a result, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than they might have as shareholders of a corporation incorporated in a U.S. jurisdiction. In addition, there is doubt as to whether the courts of the Cayman Islands would enforce, either in an original action or in an action for enforcement of judgments of U.S. courts, liabilities that are predicated upon the U.S. federal securities laws.

THE DIVISION OF OUR BOARD INTO THREE CLASSES MAY DELAY OR DETER A CHANGE OF CONTROL THAT YOU MAY FAVOR.

     Under our organizational documents, our board of directors is divided into three classes. One third of the entire board is elected each year at our annual shareholder meeting, and each class serves a three year term. As a result, it could take a person who desires to take control of our board as long as two years to elect a majority of our directors, and this may delay or deter a change of control of the company, even when our other shareholders may favor the change of control.

ITEM 2. PROPERTIES.

     For a description of our properties, see "Item 1. Business".

ITEM 3. LEGAL PROCEEDINGS.

     We are or may be involved in various civil or criminal legal proceedings incidental to our business. In the opinion of our management, based upon information presently available, the ultimate resolution of these legal proceedings will not have a material adverse effect on our financial condition or results of operations. Some of these legal proceedings are not subject to insurance coverage or may be underinsured. These legal proceedings include the following matters.

ENVIRONMENTAL MATTERS

     In conjunction with the December 26, 2000 early liquidation of the liability payment fund by amendment to the intercompany agreement between SFIC Holdings (Cayman), Inc., the Kuwait Petroleum Company and us, we assumed financial responsibility for certain environmental claims arising from disposal of materials in connection with discontinued operations. For further information about the early liquidation of the liability payment fund, see "Item 7. Management's Discussion and Analysis of Financial Consolidation and Results of Operations" and note 11 to the consolidated financial statements included in
Item 8. of this Annual Report on Form 10-K. Among the financial responsibilities we assumed are claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state acts regulating cleanup of various waste disposal sites. CERCLA is intended to expedite the cleanup of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Resolutions of these claims, as well as the previously disclosed waste disposal claim against us at the Waste Disposal, Inc. site, with the U.S. Environmental Protection Agency or the involved state agency and other PRPs are at various stages of investigation. These investigations involve determinations of

     - the actual responsibility attributed to us and the other PRPs at the site,

     - appropriate investigatory and/or remedial actions, and

     - allocation of the costs of such activities among the PRPs and other site users.

     Our ultimate financial responsibility in connection with those sites may depend on many factors, including

     - the volume of material, if any, contributed to the site for which we are responsible,

     - the numbers of other PRPs and their financial viability, and

     - the remediation methods and technology to be used.

     It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, together with the liability for all other pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately reserved and should not be material to our financial position. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

ANTITRUST MATTER

     We are a defendant in Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, a purported class action civil antitrust lawsuit filed in the United States District Court for the Southern District of Texas, Galveston Division. In the amended complaint, plaintiff purports to be an "offshore worker" previously employed by several of the named defendants. Plaintiff alleges that approximately 20 offshore drilling contractor defendants, including our company, have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. Plaintiff contends that this alleged conduct violates federal and state antitrust laws. Plaintiff seeks an unspecified amount of treble damages, attorneys' fees and costs on behalf of himself and an alleged class of offshore workers. The purported class includes all individuals in the employ of, or who have been employed within the last ten years by, the defendants as crew members on water-based drilling apparatuses and who accepted employment by the defendants within the Unites States for either domestic or international employ. We vigorously deny these allegations and, while the outcome of any lawsuit is unpredictable, management does not believe based upon information presently available that the outcome of this suit will have a material adverse affect on its financial condition or results of operations.

LIABILITY EXPOSURES

     Projections of our ultimate liability provided in this section are forward-looking statements. These forward-looking statements are based on certain assumptions including, but not limited to, the factors provided in the preceding paragraphs. To the extent that these assumptions prove to be inaccurate, future spending for the environmental and antitrust matters may differ materially from the projections stated in the forward-looking statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF ORDINARY SHARES AND DIVIDEND HISTORY

     Our ordinary shares are listed on the New York Stock Exchange under the symbol "SDC." The following table sets forth the high and low prices of the ordinary shares as reported in the consolidated transaction reporting system of the New York Stock Exchange for the periods indicated.

                                                              PRICE PER SHARE
                                                              ---------------
                      CALENDAR PERIOD                          HIGH     LOW
                      ---------------                         ------   ------
1999
  First Quarter.............................................  $20.38   $13.00
  Second Quarter............................................   23.31    16.19
  Third Quarter.............................................   27.00    19.13
  Fourth Quarter............................................   26.00    19.00
2000
  First Quarter.............................................   38.38    24.38
  Second Quarter............................................   39.13    28.50
  Third Quarter.............................................   45.25    32.13
  Fourth Quarter............................................   45.94    23.00

     On January 31, 2001, the closing price of the ordinary shares, as reported by the NYSE, was $33.90 per share. As of January 31, 2001, there were approximately 460 shareholders of record of ordinary shares. This number does not include shareholders for whom shares are held in a nominee or street name.

DIVIDEND POLICY

     We paid a dividend of $0.0325 per share during each period shown in the table above. The dividends we paid in a given quarter related to the immediately preceding quarter. On March 11, 2001, our board of directors declared a dividend for our first quarter of $0.0325 per share payable on April 16, 2001 to holders of record of our ordinary shares as of the close of business on March 30, 2001. As a matter of current policy, we intend to pay quarterly dividends on the outstanding ordinary shares, presently at the quarterly rate of $0.0325 per share. Our payment of dividends in the future, if any, will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, cash requirements, future business prospects and other factors. We cannot assure you that we will pay any dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     We changed our fiscal year end from June 30 to December 31 effective January 1, 1998.

     The following table sets forth our selected consolidated financial data for each of the periods indicated. You should read this information along with our consolidated financial statements and the notes to those financial statements included in this Annual Report on Form 10-K. For further discussion of our consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                FISCAL YEAR ENDED
                                                     JUNE 30,                  CALENDAR YEAR ENDED DECEMBER 31,
                                              ----------------------   -------------------------------------------------
                                                1996         1997         1997         1998         1999         2000
                                              ---------   ----------   ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating revenues..........................  $ 470,882   $  578,563   $  688,957   $  811,346   $  614,241   $  584,010
Operating costs.............................    308,513      339,665      373,833      414,022      355,763      369,404
                                              ---------   ----------   ----------   ----------   ----------   ----------
Operating margin............................    162,369      238,898      315,124      397,324      258,478      214,606
Other operating costs and expenses:
  Depreciation and amortization(1)..........     77,128       43,360       46,197       55,807       71,631       82,600
  General and administrative................     17,168       16,931       20,149       22,161       18,596       17,240
  Gain on sale of assets....................       (754)      (1,041)        (626)      (5,988)        (805)        (634)
                                              ---------   ----------   ----------   ----------   ----------   ----------
Operating income (loss).....................     68,827      179,648      249,404      325,344      169,056      115,400
Other income (expense), net.................      9,016        6,593        2,868        1,320        9,403       14,919
                                              ---------   ----------   ----------   ----------   ----------   ----------
Income before provision for taxes on
  income....................................     77,843      186,241      252,272      326,664      178,459      130,319
Provision for taxes on income...............     15,867       21,325       27,486       39,520       28,635       23,129
                                              ---------   ----------   ----------   ----------   ----------   ----------
Net income..................................  $  61,976   $  164,916   $  224,786   $  287,144   $  149,824   $  107,190
                                              =========   ==========   ==========   ==========   ==========   ==========
Net income per ordinary share(2):
  Basic.....................................  $     .54   $     1.44   $     1.96   $     2.51   $     1.31   $     0.93
  Diluted...................................  $     .54   $     1.44   $     1.96   $     2.50   $     1.30   $     0.92
Cash dividends per ordinary share(3)........  $      --   $       --   $    0.065   $     0.13   $     0.13   $     0.13
OTHER FINANCIAL DATA:
Cash flows provided by (used in):
  Operating activities......................  $ 113,118   $  207,178   $  297,794   $  343,221   $  254,856   $  152,910
  Investing activities......................      5,012     (143,197)    (235,648)    (272,475)    (266,700)    (105,140)
  Financing activities......................   (108,391)     (66,893)     (66,785)     (14,885)     (12,778)        (626)
EBITDA(4)...................................    145,955      223,008      295,601      381,151      240,687      198,000
Capital expenditures........................     64,810      146,596      229,192      277,400      124,608       82,959
BALANCE SHEET DATA:
Working capital.............................  $ 124,333   $  125,730   $  122,700   $  170,776   $  259,266   $  343,960
Property and equipment, net.................    587,420      691,300      801,970    1,049,201    1,102,564    1,103,315
Total assets................................    884,998    1,000,446    1,161,453    1,453,736    1,563,542    1,693,640
Shareholders' equity........................    733,092      831,115      953,017    1,227,224    1,366,025    1,474,227

---------------

(1) During 1996, we undertook engineering and economic studies to evaluate the economic useful lives of our drilling rigs. The study results indicated that the estimated useful lives should be extended by 12 years from 18 to 30 years for marine rigs and by four years from 12 to 16 years for land rigs. Our board of directors approved application of the change in estimated useful lives effective July 1, 1996, which reduced depreciation expense, and increased net income, by approximately $34.5 million for the fiscal year ended June 30, 1997.

(2) The basic net income per ordinary share data for the fiscal year ended June 30, 1997 and for the calendar years ended December 31, 1997, 1998, 1999 and 2000 is calculated based on the weighted average ordinary shares outstanding during the period. The dilutive impact of ordinary shares or equivalent securities under share awards and options outstanding under our share award plans was not significant for the periods presented. The net income per ordinary share data for the fiscal year ended June 30, 1996 is calculated as though the number of shares issued in our initial public offering in 1997, 114,500,000 shares, were outstanding. For a discussion of the calculation of the net income per ordinary share for the years ended December 31, 1998, 1999 and 2000, see note 2 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3) Prior to and upon becoming a public company in June 1997, we made distributions to our sole shareholder which are not reflected as cash dividends.

(4) EBITDA, or operating income before depreciation, is a supplemental financial measure that we use to evaluate our business. You should read this information along with our consolidated financial statements and the notes to those financial statements included in this Annual Report on Form 10-K. We believe that EBITDA is a measure commonly used by analysts, investors and others interested in the contract drilling industry. Accordingly, we provide this information to permit a more complete analysis of our operating performance. The difference between cash flows provided by operating activities and EBITDA relates to interest, taxes, depreciation and changes in operating assets and liabilities. EBITDA should not be considered as an alternative to net income or cash flow from operating activities determined in accordance with generally accepted accounting principles or as an indication of our performance or as a measure of liquidity. Our definition of EBITDA may not be comparable with similarly titled measures disclosed by other companies.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read this information along with our consolidated financial statements and the notes to those financial statements included in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

  General

     Overview. The contract drilling industry is a highly competitive and cyclical industry that is influenced by customer drilling budgets and expenditures and oil and natural gas pricing, consumption and demand. Our contract drilling revenues vary based upon demand, which affects the number of days the rig fleet is utilized and the dayrates received. Revenue can also increase or decrease as a result of the acquisition or disposal of rigs. To improve utilization, realize higher dayrates or retain market share, we may move our rigs from one market to another. During the period in which a rig is moved to a new market, revenues generally are adversely affected. As a response to changes in demand and dayrate conditions, we may withdraw a rig from the market by "stacking" it in an idle mode or may reactivate a rig that was previously stacked. Withdrawing a rig from a market may decrease revenues and reactivating a rig may increase revenues. The volatile and cyclical nature of the industry may be further exacerbated as newly built rigs enter the market and drilling companies compete for the opportunities to contract offshore and land rigs.

     Industry Conditions. During an up cycle in the contract drilling industry, our drilling services are in high demand, and we may contract our drilling fleet at relatively high dayrates. During an industry down cycle, we compete aggressively for drilling contracts at lower rates and we often must accept less favorable contract terms. In addition, during a down cycle, we may have to lay-up or "stack" idle rigs, which often results in terminating the employment of all or part of the associated rig crews.

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

     - the conversion of existing rigs and construction of new rigs by our competitors; and

     - consolidation in the drilling industry.

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

     Beginning in 1998, drilling activity slowed in response to weak oil prices. Oil and gas companies responded to depressed prices by reducing their drilling expenditures, thus reducing rig utilization. As a result, during the year ended December 31, 1999, we experienced sequential quarterly declines in marine rig utilization and generally lower average rig dayrates, the combination of which led to decreased operating revenues and lower net income. Other revenues, including those associated with mobilization, incentive programs, drilling related services and project management, were adversely impacted as well. However, in the second quarter of 1999, oil and natural gas prices began to increase, with resulting benefits to the drilling industry. During the year ending December 31, 2000, we experienced sequential quarterly increases in marine rig utilization, leading to increased operating revenues and net income. Land utilization was less volatile in 2000; however, land rig dayrates presently are reduced from 1999 levels.

     Although increased oil and natural gas prices benefited drilling operations in 2000, the drilling industry is still recovering from the latest downturn in rig utilization and dayrates. We believe that if oil and natural gas prices remain at or around current levels, the offshore drilling market will continue to improve during 2001. Improvements in the offshore drilling market in 2000 began in the U.S. Gulf of Mexico, where dayrates tend to be more responsive to changes in oil and natural gas prices than in international markets. The international markets where we operate began to recover in 2000 as the major and national oil and gas companies that dominate these markets experienced increased cash flows. We expect that these oil and gas companies will increase their exploration and production spending in 2001, which we believe will lead to a significantly improved international drilling market.

     Operating revenues. We derive our revenues primarily from dayrates under drilling contracts and the provision of drilling related services. A drilling contract may provide both dayrate and drilling related service revenues.

     Changes in or renewals of contracts may alter the composition of our revenues. We recognize revenues from dayrate drilling contracts as we perform the required work. When we are required to move or enhance a rig, we may receive a lump-sum payment to offset all or a portion of the cost. When we move an offshore rig from one market to another under a contract, we recognize mobilization revenues less costs incurred over the term of the related drilling contract. If we move a rig without a contract, we immediately charge all costs incurred against income. We recognize payments received for rig enhancements as revenues over the term of the related drilling contract. Revenues from contract drilling may fluctuate from quarter to quarter due to the timing of contract completions, mobilizations, scheduled maintenance, unscheduled rig downtime for repairs and the weather.

     We also earn revenue by providing drilling related services to the international oil and gas industry, including third party rig operations, incentive drilling, drilling engineering and project management. We recognize revenues from third party rig operations and drilling engineering services as we perform the services. We may derive revenues from performance-based incentive drilling contracts, including turnkey and footage contracts, by negotiating the opportunity to earn incremental revenue by meeting or exceeding job performance criteria. We recognize incremental revenues from these incentive drilling contracts as the terms and conditions of each contract are fulfilled. We use the percentage of completion method to account for project management contracts. Revenues from drilling services fluctuate from quarter to quarter as a result of the amount of services being performed during the quarter and the timing of achievement of performance objectives under incentive based and project management contracts.

     Operating costs. Our operating costs are primarily made up of those expenses necessary to maintain and staff our rigs.

     Additionally, we pay for costs associated with local operations, including warehousing and staff support. We recognize activities that maintain rather than upgrade the rigs as an operating cost. These repair and maintenance activities may include, but are not limited to, painting, inspections, repairs and routine overhauls. These operating costs also include the purchase of parts and materials from third parties, the prices of which vary from period to period and are, in part, impacted by factors outside our control. These factors include the demand for these parts and materials relative to supply and raw material costs. We have experienced significant increases in the cost of rig-related equipment and spare parts due to manufacturer/supplier price increases over the past few years. Our financial results could be negatively impacted if these or similar cost increases occur in the future.

     Operating costs are not affected by changes in dayrates, nor are they necessarily significantly affected by fluctuations in utilization. For instance, if a rig is idle for a short period of time, we realize few decreases in operating expenses because the rig typically is maintained in a ready-to-operate state with a full crew. However, if a rig is expected to remain idle for an extended period of time, we may reduce the size of the rig's crew and take steps to maintain the rig in an idle or "stacked" mode, which lowers expenses and partially offsets the negative impact on operating income associated with loss of revenues. Furthermore, we often elect to perform extensive maintenance on a rig while it is in the idle mode, in which case, operating expenses could be as high or higher than those experienced in the operating mode.

     Operating income. In addition to operating revenues and costs, operating income is also affected by the level of general and administrative expense, depreciation and amortization expense and any gains or losses from the sale or retirement of assets. We capitalize costs of rig upgrades and depreciate these costs over the expected useful lives of the upgrades. Increased depreciation expense subsequent to capital upgrade decreases operating income.

     Provision for taxes on income. We are not subject to income taxes in the Cayman Islands. Generally, the relationship between income before provision for income taxes and the provision for income taxes varies from period to period because each country in which we operate has its own tax system and because the amounts earned in, and subject to tax by, each jurisdiction change from period to period. Increases or decreases in our consolidated pre-tax income may not lead to corresponding changes in our effective tax rate because a substantial portion of our pre-tax income is either not subject to taxation or is subject to taxation at rates lower than our average worldwide rates. For a discussion of how our income is taxed, see note 5 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

     The following tables present data relating to our operating revenues, operating costs, operating income, utilization and average dayrates by business segments.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING REVENUES
Heavy duty harsh environment jackup rigs....................  $148,997   $181,662   $211,473
Semisubmersible rigs........................................   114,952     88,702     39,446
300-350 foot premium cantilever jackup rigs.................   150,602     81,015     72,846
200-250 foot standard jackup rigs...........................   143,164     58,351     73,132
Other marine rigs(1)........................................    11,836         --         --
                                                              --------   --------   --------
          Total marine rigs.................................   569,551    409,730    396,897
Land rigs...................................................   147,880    143,227    130,655
Drilling related services...................................    92,746     60,143     55,453
Other.......................................................     1,169      1,141      1,005
                                                              --------   --------   --------
          Total operating revenues..........................   811,346    614,241    584,010
                                                              --------   --------   --------
OPERATING COSTS(2)
Heavy duty harsh environment jackup rigs....................    49,549     62,175     70,613
Semisubmersible rigs........................................    63,712     43,969     46,396
300-350 foot premium cantilever jackup rigs.................    58,373     48,459     59,032
200-250 foot standard jackup rigs...........................    66,982     49,992     59,717
Other marine rigs(1)........................................     8,659         --         --
                                                              --------   --------   --------
          Total marine rigs.................................   247,275    204,595    235,758
Land rigs...................................................    97,966     95,255     93,132
Drilling related services...................................    65,665     42,437     34,217
Other.......................................................     3,116     13,476      6,297
                                                              --------   --------   --------
          Total operating costs.............................   414,022    355,763    214,606
                                                              --------   --------   --------
OPERATING MARGIN
Heavy duty harsh environment jackup rigs....................    99,448    119,487    140,860
Semisubmersible rigs........................................    51,240     44,733     (6,950)
300-350 foot premium cantilever jackup rigs.................    92,229     32,556     13,814
200-250 foot standard jackup rigs...........................    76,182      8,359     13,415
Other marine rigs(1)........................................     3,177         --         --
                                                              --------   --------   --------
          Total marine rigs.................................   322,276    205,135    161,139
Land rigs...................................................    49,914     47,972     37,523
Drilling related services...................................    27,081     17,706     21,236
Other.......................................................    (1,947)   (12,335)    (5,292)
                                                              --------   --------   --------
          Total operating margin............................   397,324    258,478    214,606
                                                              --------   --------   --------
DEPRECIATION/(GAIN) LOSS ON SALE OF ASSETS
Heavy duty harsh environment jackup rigs....................    12,423     18,034     25,270
Semisubmersible rigs........................................     4,975      6,558      7,352
300-350 foot premium cantilever jackup rigs.................     9,836     10,535     12,344
200-250 foot standard jackup rigs...........................     9,011      9,378      8,665
Other marine rigs(1)........................................       231         --         --
                                                              --------   --------   --------
          Total marine rigs.................................    36,476     44,505     53,631

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Land rigs...................................................    10,387     23,219     24,790
Drilling related services...................................     1,102        912      1,096
Other.......................................................     1,854      2,190      2,449
                                                              --------   --------   --------
          Total depreciation/(gain)loss on sale of assets...    49,819     70,826     81,966
                                                              --------   --------   --------
Unallocated amount:
  General and administrative................................    22,161     18,596     17,240
                                                              --------   --------   --------
          OPERATING INCOME..................................  $325,344   $169,056   $115,400
                                                              ========   ========   ========
OPERATING INCOME AS A PERCENTAGE OF REVENUES................      40.1%      27.5%      19.8%
                                                              ========   ========   ========
AVERAGE RIG FLEET UTILIZATION
Heavy duty harsh environment jackup rigs....................      98.3%      93.0%      92.3%
Semisubmersible rigs........................................      91.1       84.7       70.6
300-350 foot premium cantilever jackup rigs.................      94.7       74.0       78.6
200-250 foot standard jackup rigs...........................      88.4       48.2       83.7
Other marine rigs(1)........................................     100.0         --         --
          Average of all marine rigs........................      93.0       69.9       82.4
Land rigs...................................................      88.8       68.6       65.9
Leased semisubmersible rig..................................        --         --       58.2
AVERAGE DAYRATES
Heavy duty harsh environment jackup rigs....................  $100,132   $105,434   $104,277
Semisubmersible rigs........................................   115,298     95,584     50,898
300-350 foot premium cantilever jackup rigs.................    54,487     37,472     28,126
200-250 foot standard jackup rigs...........................    49,299     36,838     29,838
Other marine rigs(1)........................................    18,237         --         --
          Average of all marine rigs........................    64,707     64,050     50,599
Land rigs...................................................    15,642     17,593     16,418
Leased semisubmersible rig..................................        --         --     63,112

---------------

(1) During the fourth quarter of 1998, our lake barge rig, the Rey del Lago, was retired from service. Effective January 1, 1999, we reclassified our platform rig as a component of drilling related services.

(2) Exclusive of depreciation which is presented separately below.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Operating revenues. Our total operating revenues decreased $30.2 million, or 4.9%, during 2000 compared to 1999.

     - Revenues from our marine fleet decreased $12.8 million, or 3.1%.

      -- Heavy duty harsh environment jackups increased $29.8 million, or 16.4%.

        -- 2000 was the first full year of operations for the Galaxy III ($55.1 million).

        -- This increase was partially offset by lower average dayrates ($22.6 million) and lower utilization ($2.7 million).

      -- Semisubmersible rigs decreased $49.3 million, or 55.5%, mainly due to 46.8% lower average dayrates ($32.4 million) and lower utilization ($16.9 million).

      -- 300-350 foot premium cantilever jackups decreased $8.2 million, or 10.1%.

        -- Average dayrates decreased 24.9% ($22.3 million).

        -- Partially offsetting this decrease was higher utilization ($14.1 million) of rigs in Egypt, Tunisia, Indonesia, Vietnam and Saudi Arabia.

      -- 200-250 foot standard jackup rigs increased $14.8 million, or 59.2%.

        -- We had higher utilization ($30.8 million) of rigs in Egypt, Qatar and Venezuela.

        -- This increase was partially offset by a 19.0% decrease in average dayrates ($16.0 million).

     - Revenues from our land rigs decreased $12.6 million, or 8.8%.

      -- Rigs in Venezuela and Oman experienced decreased utilization ($18.6 million).

      -- Average dayrates for land rigs were 6.7% lower in 2000 compared to 1999
         ($4.5 million).

      -- These decreases were partially offset by increased utilization of rigs in Egypt, Kuwait and Qatar ($10.5 million).

     - Revenues from drilling related services decreased $4.7 million, or 7.8%.

      -- Operation of our leased semisubmersible in Azerbaijan, the Dada Gorgud, increased revenues $10.7 million.

      -- Incentive contract revenues decreased $10.6 million due to a decrease in the number of contracts containing incentive based provisions, primarily in the North Sea.

      -- Third party rig operations revenues decreased $3.6 million mainly due to fewer contracts in the North Sea and Venezuela.

      -- Platform rig operations revenues decreased $1.2 million.

     Operating costs. Our total operating costs increased $13.6 million, or 3.8%, in 2000 compared to 1999.

     - Operating costs for our marine fleet increased $31.2 million, or 15.2%.

      -- Heavy duty harsh environment jackup rigs increased $8.4 million, or 13.6%, primarily because 2000 was the first full year of operations for the Galaxy III.

      -- Semisubmersible rigs increased $2.4 million, or 5.5%, primarily due to higher repair and maintenance costs for the Aleutian Key ($3.5 million), partially offset by lower utilization.

      -- 300-350 foot premium cantilever jackups increased $10.6 million, or 21.8%, primarily due to higher utilization ($7.2 million) and increased maintenance and repair expenses incurred on Rig 134 ($3.0 million).

      -- 200-250 foot standard jackup rigs increased $9.7 million, or 19.5%, primarily due to higher utilization ($14.2 million) and increased repair and maintenance activity on the Britannia and Rig 103 ($3.1 million), partially offset by the reclassification of Rig 134 to premium jackups ($6.8 million).

     - Land rig operating costs decreased $2.1 million, or 2.2%, primarily due to lower utilization, partially offset by increased mobilization, repair and maintenance costs for Rig 144 ($3.0 million).

     - Drilling related services operating costs decreased $8.2 million, or 19.4%.

      -- Operation of our leased semisubmersible in Azerbaijan, the Dada Gorgud, increased operating costs $7.5 million.

      -- Incentive drilling costs decreased $10.9 million.

      -- Third party rig operations expenses decreased $3.6 million.

      -- Platform rig operations costs decreased $1.2 million.

     - Other operating expenses decreased $7.2 million, primarily due to decreased provision for inventory obsolescence.

     General and administrative. General and administrative expense decreased $1.4 million, or 7.3%, primarily due to decreased costs associated with lower employee benefit costs.

     Depreciation and amortization. Our depreciation and amortization expense increased $11.0 million, or 15.3%, for the year ended December 31, 2000 as compared with 1999.

     - The addition of the Galaxy III at the end of 1999 increased depreciation expense by $7.0 million in 2000.

     - Depreciation of Rig 180, which was placed in service during 1999, increased expense $0.8 million in 2000.

     - The remainder of the increase was due to depreciation of general capital additions to all other rigs and equipment.

     Other income or expense, net. Other income increased $5.5 million during 2000 compared with 1999, mainly due to $7.2 million increased investment income associated with higher invested balances of cash and cash equivalents, partially offset by $1.4 million increased foreign exchange losses, primarily from operations in Indonesia.

     Provision for taxes on income. The provision for income taxes for the year ended December 31, 2000 decreased $5.5 million, or 19.2%. Our annualized effective tax rate increased to 17.7% in 2000 from 16.1% for 1999 due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which we operate. The provision for income taxes represents 4.0% of our 2000 revenue versus 4.7% of our 1999 revenue.

     Net income. Net income for the year ended December 31, 2000 decreased $42.6 million, or 28.5%, to $107.2 million as compared to $149.8 million for the prior year primarily due to:

     - $30.2 million decreased operating revenues,

     - $13.6 million increased operating costs, and

     - $11.0 million increased depreciation and amortization expense,

partially offset by:

     - $1.4 million decreased general and administrative expense,

     - $5.5 million of higher other income, net and

     - $5.5 million decreased provision for income taxes.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Operating revenues. Our total operating revenues decreased $197.1 million, or 24.3%, during 1999 compared to 1998.

     - Revenues from our marine fleet decreased $159.8 million, or 28.1%.

      -- Heavy duty harsh environment jackups increased $32.7 million, or 21.9%.

         -- 1999 was the first full year of operations for the Galaxy II ($41.6 million).

         -- The Galaxy III began operations on December 5, 1999 ($4.1 million).

         -- These increases were partially offset by lower utilization ($8.1 million) and lower average dayrates ($4.9 million).

      -- Semisubmersible rig decreased $26.3 million, or 22.8%, mainly due to 17.1% lower average dayrates ($17.6 million) and lower utilization ($8.7 million).

      -- 300-350 foot premium cantilever jackups decreased $69.6 million, or 46.2%.

         -- Average dayrates decreased 31.2% ($46.4 million).

         -- We had lower utilization of rigs in Egypt, Indonesia, Vietnam and Malaysia ($27.8 million).

         -- Offsetting these decreases was higher utilization of the Compact
            Driller ($4.6 million).

      -- 200-250 foot standard jackup rigs decreased $84.8 million, or 59.2%, mainly due to lower utilization ($54.0 million) of rigs in Egypt, Qatar and Venezuela and a 25.3% decrease in average dayrates ($30.8 million).

      -- Other marine revenues decreased $11.8 million due to the retirement of the Rey del Lago and the reclassification of our platform rig to drilling related services.

     - Revenues from our land rigs decreased $4.7 million, or 3.1%.

      -- Rigs in Egypt, Oman, Qatar and Venezuela experienced decreased utilization ($38.1 million) and lower average dayrates ($2.0 million).

      -- These decreased revenues were partially offset by $21.8 million of increased revenue from the first full year of operations of three rigs placed in service in 1998 and $13.6 million of increased revenue from two new rigs placed in service during 1999.

     - Revenues from drilling related services decreased $32.6 million, or 35.2%.

      -- Incentive contract revenues decreased $16.9 million due to a decrease in the number of contracts containing incentive based provisions, primarily in the North Sea, Egypt, Qatar and Venezuela.

      -- Third party rig operations revenues decreased $19.7 million mainly due to fewer contracts in the North Sea and Venezuela, partially offset by increased transportation operations in Kuwait.

      -- Platform rig operations, which were transferred from other marine rigs effective January 1, 1999, provided an increase in drilling related services revenues of $4.0 million.

     Operating costs. Our total operating costs decreased $58.3 million, or 14.1%, in 1999 compared to 1998.

     - Operating costs for our marine fleet decreased $42.7 million, or 17.3%.

      -- Heavy duty harsh environment jackup rigs increased $12.6 million, or 25.5%, primarily because 1999 was the first full year of operations for the Galaxy II and the Galaxy III began operations on December 5, 1999.

      -- Semisubmersible rigs decreased $19.7 million, or 31.0%, primarily due to non-recurring Rig 140 upgrade costs in 1998 and lower amortization of mobilization costs for Rig 135 in 1999.

      -- 300-350 foot premium cantilever jackups decreased $9.9 million, or 17.0%, primarily due to lower utilization.

      -- 200-250 foot standard jackup rigs decreased $17.0 million, or 25.4%, primarily due to lower utilization of rigs in Egypt, Qatar and Venezuela, partially offset by increased maintenance activity.

      -- Other marine operating expenses decreased $8.7 million due to the retirement of our lake barge and the reclassification of our platform rig to drilling related services.

     - Land rig operating costs decreased $2.7 million, or 2.8%, primarily due to reduced utilization.

      -- Partially offsetting decreased land rig utilization were increased costs associated with the first full year operations of three rigs placed in service in 1998 ($12.6 million) and costs for two new rigs placed in service in 1999 ($7.0 million).

     - Drilling related services operating costs decreased $23.2 million, or 35.4%.

      -- Incentive drilling costs decreased $10.6 million.

      -- Third party rig operations expenses decreased $15.5 million decreased expenses.

      -- Platform rig operations, which were transferred from other marine rigs effective January 1, 1999, provided an increase in drilling related services costs of $2.8 million.

     - Other operating expenses increased $10.4 million, primarily due to increased provision for inventory obsolescence.

     General and administrative. General and administrative expense decreased $3.6 million, or 16.1%, primarily due to decreased costs associated with both reduced staff and lower employee benefit costs.

     Depreciation and amortization. Our depreciation and amortization expense increased $15.8 million, or 28.4%, for the year ended December 31, 1999 as compared with 1998.

     - Depreciation of land rigs placed in service during 1998 and 1999 increased expense $6.8 million.

     - The addition of the Galaxy II at the end of 1998 increased depreciation expense by $5.3 million in 1999.

     - The remainder of the increase was due to depreciation of general capital additions to all other rigs and equipment.

     Gain on sale of assets. Gain on sale of assets decreased $5.2 million for the year ended December 31, 1999 as compared with the prior year.

     - During 1998, we recognized a $4.8 million gain due to insurance recovery for damages sustained on a land rig following a blowout incident.

     - The remaining decrease of $0.4 million resulted from lower sales and dispositions of miscellaneous equipment.

     Other income or expense, net. Other income increased $8.1 million during 1999 compared with 1998, mainly due to $4.9 million increased investment income associated with higher invested balances of cash and cash equivalents, $1.6 million decreased foreign exchange losses, primarily from operations in Indonesia and Venezuela, and $1.6 million lower non-operating charges, mainly due to a decrease in the provision for contingency reserves.

     Provision for taxes on income. The provision for income taxes for the year ended December 31, 1999 decreased $10.9 million, or 27.5%. Our annualized effective tax rate increased to 16.1% in 1999 from 12.1% for 1998 due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which we operate. The provision for income taxes represents 4.7% of our 1999 revenue versus 4.9% of our 1998 revenue.

     Net income. Net income for the year ended December 31, 1999 decreased $137.3 million, or 47.8%, to $149.8 million as compared to $287.1 million for the prior year primarily due to:

     - $197.1 million of decreased operating revenues,

     - $15.8 million increased depreciation and amortization expense and

     - $5.2 million lower gains on sale of assets,
partially offset by:

     - $58.3 million lower operating expense,

     - $3.6 million decreased general and administrative expense,

     - $8.1 million of higher other income, net and

     - $10.9 million decreased provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $47.1 million for the year ended December 31, 2000 compared to a decrease of $24.6 million for the year ended December 31, 1999.

     - Net cash provided by operating activities was $138.1 million for the year ended December 31, 2000 and $254.9 million for the year ended December 31, 1999, or a decrease of $101.9 million.

      -- The decrease in cash flows from operations was primarily attributable to decreased net income adjusted for non-cash charges, partially offset by decreased working capital requirements and changes in noncurrent assets and liabilities.

     - Investing activities used cash of $105.1 million for the year ended December 31, 2000 and $266.7 million for the year ended December 31, 1999, or a decrease in cash required of $161.6 million.

      -- Cash required for net purchases and maturities of marketable securities was $23.2 million for the year ended December 31, 2000 and $143.3 million for the year ended December 31, 1999.

      -- Capital spending required $83.0 million for the year ended December 31, 2000 and $124.6 million for the year ended December 31, 1999, or a decrease of $41.6 million.

        -- Expansion capital spending for two new rigs, Galaxy III and Rig 180, was $64.9 million in 1999, with no corresponding spending in 2000.

        -- Capital spending for the upgrade of the Dada Gorgud required $21.8 million during the year ended December 31, 2000.

        -- Spending to meet contractual obligations to customers and for rig upgrade, maintenance and enhancement projects increased $1.5 million for the year ended December 31, 2000 as compared to 1999.

     - Cash provided by financing activities was $14.1 million for the year ended December 31, 2000 and cash used in financing activities was $12.8 million for the year ended December 31, 1999.

      -- Cash was used to pay dividends of $14.9 million for each of the years ended December 31, 2000 and 1999.

      -- Cash was provided from the issuance of shares under Santa Fe's various share option and award plans of $4.3 million for the year ended December 31, 2000 and $2.1 million for the same period in 1999.

      -- $24.7 million cash was paid to us by SFIC Holdings (Cayman), Inc. for early liquidation of the Liability Payment Fund during the year ended December 31, 2000.

        -- For further information on the Liability Payment Fund and its early liquidation, see note 11 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

     Set forth in the table below is more detailed information on our capital expenditures.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1998       1999      2000
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
CAPITAL SPENDING BY SEGMENT:
Heavy duty harsh environment jackup rigs....................  $145,411   $ 60,533   $ 3,676
Semisubmersibles............................................    14,329      8,154     7,774
300-350 foot premium cantilever jackup rigs.................     5,223      4,530    13,770
200-250 foot standard jackup rigs...........................    19,615     26,825     6,020
Other marine rigs...........................................       293         --        --
                                                              --------   --------   -------
          Total marine rigs.................................   184,871    100,042    31,240
Land rigs...................................................    88,906     19,750    28,824
Drilling related services...................................        79        603    22,015
Other.......................................................     3,544      4,213       880
                                                              --------   --------   -------
          Total capital spending............................  $277,400   $124,608   $82,959
                                                              ========   ========   =======

     We have budgeted a total of approximately $356.5 million for capital expenditures during the year ending December 31, 2001. Of this total, we have budgeted $83.9 million of capital spending to meet contractual obligations to customers and for rig upgrade, modernization and enhancement projects applicable to the current rig fleet. These projects represent numerous individual transactions spread over the year 2001. Further, we have budgeted $272.6 million intended for expansion capital spending, including $95.0 million and $62.6 million, respectively, for initiation of construction of a deepwater semisubmersible and a premium jackup rig, $95.0 million for a harsh environment land rig and its support facilities and $20.0 million for two 2,000 horsepower land rigs designated for work in Venezuela. It is believed that the entire 2001 capital program will be funded from available cash and cash flow from operations. Future capital spending, particularly rig fleet additions, is subject to our prospects for securing appropriate drilling contract opportunities and the availability of suitable rigs, rig components, construction facilities and supplies.

     In December 2000, our board of directors authorized the construction of two deepwater semisubmersibles and up to four high performance jackup drilling rigs contingent upon successful negotiation of shipyard construction contracts that meet the parameters and conditions established by the board. In February 2001, we announced that a Letter of Award had been executed with PPL Shipyard PTE, Ltd. of Singapore for construction of two high performance jackup rigs at approximately $125 million each. The Letter of Award gives us options for additional jackup units, the first two of which are at a similar price. Definitive contracts for construction of two jackup rigs, with options for additional units, have recently been executed. We anticipate that the rig building program will be funded through existing cash balances plus cash flow to be generated over the program's duration; however, the Company may borrow some of the required funds if conditions warrant. Construction of the first jackup rig is expected to commence in the first quarter of 2001, with follow-on construction of the second jackup starting approximately twelve months after the first. Construction of the first semisubmersible rig is expected to commence in the second quarter of 2001, with follow-on construction of the second semisubmersible starting approximately eighteen months after the first. It is anticipated that the first jackup will be delivered in late 2002 and the first semisubmersible in late 2003.

     From time to time, we review opportunities for rig acquisition, construction or upgrade. Once we undertake a capital project, factors outside our control, such as changes in market demand, may alter the project economics and we may be unable to fully recoup the cost of these expenditures through future drilling contracts. At any time, if plans for rig acquisition, construction or upgrade were not completed, we would not have those rigs available in our markets.

     Our principal source of funds has been cash flow from operations. We believe available cash resources and cash flows from operations will be sufficient to meet our capital requirements during 2001.

     We currently have a $35.0 million uncommitted credit facility for advances and letter of credit with a major bank. As of December 31, 2000, we had no amounts or commitments outstanding under this facility.

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

CREDIT RISK

     Our customers consist primarily of major international, state owned and large independent oil companies and their affiliates. We have not incurred any charges for credit losses during the last five years. We cannot assure you, however, that in the future these charges will not occur. These charges may adversely affect our profitability.

OTHER

     Operational risks and hazards may result in extensive damage to or total loss of drilling rigs, with personal injuries and loss of life, pollution, well loss, well control and redrilling expenses and/or wreck removal or other requirements. These losses, liabilities or obligations may be uninsured or underinsured. As a result of these hazards, we may sustain a loss of revenue by reason of rig loss or damage and may have to pay significant costs, expenses or liabilities for losses that are uninsured or underinsured.

     In our international operations, we are subject to many environmental laws and regulations, including regulations controlling the discharge of materials into the environment, requiring removal and clean-up of discharged materials or otherwise relating to the protection of the environment. As a result, the application of these laws could materially adversely affect our results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons or subjecting us to liability. Laws and regulations protecting the environment have become increasingly stringent in recent years and may impose liability on us for environmental damage and disposal of hazardous materials even if we were not negligent or at fault. We may also be liable for the conduct of others, or for our own acts even if our acts complied with applicable laws at the time we performed those acts.

     Our liquidity, equipment and personnel may also be adversely impacted by reason of war, political turmoil, revolution, terrorist acts, kidnapping, expropriation, nationalization, deprivation, insurrection or similar events which could result in damage to or loss of our rigs or loss of use of our rigs, either physically or by reason of nationalization, expropriation or deprivation of use, or could impair the concessionary rights of our customers, thus jeopardizing our drilling contracts. We do not normally insure against these risks. These events could result in an actual or constructive loss of substantial assets and the associated loss of revenues and/or receivables.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     Our exposure to interest rates relates primarily to our investment portfolio. We do not currently use financial derivative instruments to manage interest rate risk; however, we closely monitor the relationship between interest rate-sensitive assets and liabilities and may elect to use derivative instruments in the future.

     The objectives of our short-term investments are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As a result, our investment portfolio consists primarily of high credit quality Eurodollar debt securities and commercial paper. If short-term interest rates average 10% lower than they were during 2000, our interest income from short-term investments in 2001 would change by approximately $1.8 million. This estimate was determined by applying the hypothetical interest rate change to our average short-term investment balance for the year ended December 31, 2000.

FOREIGN CURRENCY RISK

     We conduct material business operations in foreign currency environments, including the U.K., Venezuela, Indonesia and Egypt, as well as others. We generally attempt to minimize our currency exchange risk by seeking international contracts payable in local currency in amounts equal to our estimated local currency based operating costs and in dollars for the balance of the contract. Because of this strategy, we have minimized our net asset or liability positions denominated in local currencies and have not experienced significant gains or losses associated with changes in currency exchange rates. Accordingly, we have not historically entered into financial hedging arrangements to manage risks relating to fluctuations in currency exchange rates. However, we may enter into such contracts in the future in the event that we assume significant foreign currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     For the financial statements required by Item 8, see the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no changes or disagreements required to be reported under this
Item 9.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" of our proxy statement for our Annual General Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act") and is incorporated herein by reference. The Proxy Statement is expected to be filed on or prior to April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is set forth under the caption "Executive Compensation" of our Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of our Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is set forth under the caption "Executive Compensation," "Director Compensation" and "Certain Relationships and Related Party Transactions" of our Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements, Schedules and Exhibits

     (1) Financial Statements.

     See Index to Consolidated Financial Statements following the signature page to this Annual Report on Form 10-K.

     (2) Financial Statement Schedules.

     All Schedules are omitted because the information is not required under the related instructions or is inapplicable or because the information is included in the Consolidated Financial Statements or related notes.

     (3) Exhibits

      EXHIBIT NO.                            EXHIBIT DESCRIPTION
      -----------                            -------------------
          3.1            -- Amended and Restated Memorandum of Association of the
                            Registrant.(2)
          3.2            -- Amended and Restated Articles of Association of the
                            Registrant.(2)
          4              -- Specimen of Ordinary Shares Certificate.(1)
         10.1            -- Registrant's Investment Savings and Profit Sharing
                            Plan.(2)*
         10.2            -- Registrant's Pension Plan (U.S. employees).(2)*
         10.3            -- Registrant's Special Pension Plan (non-U.S.
                            employees).(2)*
         10.4            -- Registrant's Equity Restoration Plan.(2)*
         10.5            -- Registrant's Supplemental Executive Retirement Plan.(1)*
         10.6            -- Registrant's Performance Unit Plan.(1)*
         10.7            -- Registrant's Annual Incentive Compensation Plan.(3)*
         10.8            -- Registrant's 1997 Long Term Incentive Plan.(3)*
         10.9            -- Registrant's 1997 Non-Employee Director Stock Option
                            Plan.(3)*
         10.10           -- Registrant's 1997 Employee Share Purchase Plan.(3)*
         10.11           -- Registrant's Employee Severance Protection Plan.(1)*
         10.12           -- Registrant's Directors and Officers Indemnity
                            Agreement.(1)*
         10.13           -- Intercompany Agreement by and among Kuwait Petroleum
                            Corporation, SFIC Holdings (Cayman), Inc. and the
                            Registrant, dated June 9, 1997.(1)
         10.14           -- Management Services Agreement by and between SFIC
                            Holdings (Cayman), Inc. and the Registrant, dated June 9,
                            1997.(1)

      EXHIBIT NO.                            EXHIBIT DESCRIPTION
      -----------                            -------------------
         10.15           -- Agency Agreement between Kuwait Santa Fe Braun for
                            Engineering and Petroleum Enterprises(K.S.B.) Company
                            K.S.C. and the Registrant, dated April 1, 1992.(2)
         10.22           -- AMOCO (U.K.) Exploration Company Form of Contract Ref:
                            AD3300 for The Provision of the Jack-Up Drilling Unit
                            Santa Fe "Galaxy III" for Drilling Operations on the
                            U.K.C.S. with Santa Fe Drilling Company (North Sea)
                            Limited, dated September 3, 1997 (with Appendix 5
                            only).(4)
         10.23           -- Registrant's Non-Employee Director Deferred Compensation
                            Plan.(5)*
         10.24           -- Amendment to Registrant's 1997 Non-Employee Director
                            Stock Option Plan.(5)*
         10.25           -- Amendment to Registrant's 1997 Long Term Incentive
                            Compensation Plan.(5)*
         10.26           -- Amendment to Registrant's Supplemental Executive
                            Retirement Plan.(5)*
         10.27           -- Amendment to Registrant's Supplemental Executive
                            Retirement Plan.(5)*
         10.28           -- Amendment to Registrant's 1997 Non-Employee Director
                            Stock Option Plan.(5)*
         10.29           -- Amendment to Registrant's 1997 Non-Employee Director
                            Stock Option Plan, dated March 23, 1999.(6)*
         10.30           -- Registrant's Executive Severance Protection Agreements,
                            dated October 18, 1999.(6)*
         10.31           -- Amendment to Registrant's Employee Severance Protection
                            Agreement, dated December 1, 1999.(6)*
         10.32           -- Amendment to Registrant's Annual Incentive Compensation
                            Plan, dated December 1, 1999.(6)*
         10.33           -- Amendment to Registrant's 1997 Long Term Incentive Plan,
                            dated December 1, 1999.(6)*
         10.34           -- Amendment to Registrant's Supplemental Executive
                            Retirement Plan, dated December 1, 1999.(6)*
         10.35           -- Amendment to Trust under Santa Fe International
                            Corporation Non-Qualified Plans, dated December 1,
                            1999.(6)*
         10.36           -- Amendment to Registrant's Non-Employee Director Stock
                            Option Plan, dated December 1, 1999.(6)*
         10.37           -- Amendment to Registrant's Employee Share Purchase Plan,
                            dated December 7, 1999.(6)*
         10.38           -- Drilling Contract between Azerbaijan International
                            operating Company and Santa Fe International Corporation,
                            Executed on March 14, 2000, dated effective July 7,
                            1999.(7)
        +10.39           --Amendment to Intercompany Agreement by and among Kuwait
                            Petroleum Corporation, SFIC Holdings (Cayman), Inc. and
                            the Registrant, dated December 26, 2000.
        +21.1            -- List of Subsidiaries.
        +23.1            -- Consent of Ernst & Young LLP, independent auditors

---------------

(1) Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended June 30, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997.

(4) Incorporated by reference to the Company's Report on Form 6-K filed March 3, 1998.

(5) Incorporated by reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1998.

(6) Incorporated by reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1999.

(7) Incorporated by reference to the Company's Report on Form 6-K filed May 5, 2000.

+   Filed herewith.

*   Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SANTA FE INTERNATIONAL
                                            CORPORATION

                                            By:      /s/ S. M. MCCARTY

                                              ----------------------------------
                                                        S. M. McCarty
                                                  Senior Vice President and
                                                   Chief Financial Officer

Date: March 14, 2001

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ GORDON M. ANDERSON                  Chairman of the Board and        March 14, 2001
-----------------------------------------------------    Director
                 Gordon M. Anderson

             /s/ C. STEDMAN GARBER, JR.                President, Chief Executive       March 14, 2001
-----------------------------------------------------    Officer and Director
               C. Stedman Garber, Jr.                    (principal executive
                                                         officer)

                /s/ SEALS M. MCCARTY                   Senior Vice President and        March 14, 2001
-----------------------------------------------------    Chief Financial Officer
                  Seals M. McCarty                       (principal financial and
                                                         accounting officer)

               /s/ KHALED R. AL-HAROON                 Director                         March 14, 2001
-----------------------------------------------------
                 Khaled R. Al-Haroon

             /s/ FERDINAND ANTON BERGER                Director                         March 14, 2001
-----------------------------------------------------
               Ferdinand Anton Berger

                /s/ STEPHEN J. SOLARZ                  Director                         March 14, 2001
-----------------------------------------------------
                  Stephen J. Solarz

               /s/ NADER HAMAD SULTAN                  Director                         March 14, 2001
-----------------------------------------------------
                 Nader Hamad Sultan

               /s/ MAHA A. R. RAZZUQI                  Director                         March 14, 2001
-----------------------------------------------------
                 Maha A. R. Razzuqi

                /s/ ROBERT E. WYCOFF                   Director                         March 14, 2001
-----------------------------------------------------
                  Robert E. Wycoff

                       SANTA FE INTERNATIONAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................  F-3
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-4
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998, 1999 and 2000..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................  F-6
Notes to the Consolidated Financial Statements..............  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Santa Fe International Corporation

     We have audited the accompanying consolidated balance sheets of Santa Fe International Corporation and subsidiary companies (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe International Corporation and subsidiary companies at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                    [ERNST & YOUNG LLP]

Dallas, Texas
January 23, 2001, except for Note 13,
as to which the date is February 1, 2001

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1998           1999           2000
                                                     ------------   ------------   ------------
Operating revenues (Notes 10 and 11)...............  $    811,346   $    614,241   $    584,010
Operating costs....................................       414,022        355,763        369,404
                                                     ------------   ------------   ------------
     Operating margin..............................       397,324        258,478        214,606
Other operating costs and expenses:
  Depreciation and amortization (Note 3)...........        55,807         71,631         82,600
  General and administrative.......................        22,161         18,596         17,240
  Gain on sale of assets...........................        (5,988)          (805)          (634)
                                                     ------------   ------------   ------------
Operating income...................................       325,344        169,056        115,400
Other income (expense):
  Investment income................................         5,583         10,473         17,686
  Other, net.......................................        (4,263)        (1,070)        (2,767)
                                                     ------------   ------------   ------------
Income before provision for taxes on income........       326,664        178,459        130,319
Provision for taxes on income (Note 5).............        39,520         28,635         23,129
                                                     ------------   ------------   ------------
Net income.........................................  $    287,144   $    149,824   $    107,190
                                                     ============   ============   ============
Net income per Ordinary Share:
  Basic............................................  $       2.51   $       1.31   $       0.93
                                                     ============   ============   ============
  Diluted..........................................  $       2.50   $       1.30   $       0.92
                                                     ============   ============   ============
Weighted average shares used in per Ordinary Share
  computations:
  Basic............................................   114,500,249    114,735,287    114,934,881
                                                     ============   ============   ============
  Diluted..........................................   114,812,234    115,442,597    116,640,878
                                                     ============   ============   ============

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $    99,692   $   146,836
  Marketable securities.....................................      147,749       177,906
  Accounts receivable (Note 11).............................      107,741       147,099
  Inventories...............................................       42,083        37,595
  Prepaid expenses and other current assets.................       11,427        12,796
                                                              -----------   -----------
          Total current assets..............................      408,692       522,232
                                                              -----------   -----------
Property and equipment, at cost (Note 3)....................    2,152,094     2,232,085
  Less accumulated depreciation and amortization............   (1,049,530)   (1,128,770)
                                                              -----------   -----------
  Property and equipment, net...............................    1,102,564     1,103,315
Other noncurrent assets (Notes 5 and 7).....................       52,286        68,093
                                                              -----------   -----------
          Total assets......................................  $ 1,563,542   $ 1,693,640
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    49,212   $    68,370
  Accrued liabilities (Note 4)..............................      100,214       109,902
                                                              -----------   -----------
          Total current liabilities.........................      149,426       178,272
Other noncurrent liabilities (Note 6).......................       48,091        41,141
                                                              -----------   -----------
          Total liabilities.................................      197,517       219,413
Commitments and contingencies (Note 9)
Shareholders' equity (Notes 1 and 8):
  Ordinary Shares par value $0.01; 600,000,000 shares
     authorized, 114,971,177 and 115,229,133 shares issued
     and outstanding at December 31, 1999 and 2000,
     respectively...........................................        1,150         1,152
Additional paid-in capital..................................      671,707       687,676
Retained earnings...........................................      693,168       785,399
                                                              -----------   -----------
          Total shareholders' equity........................    1,366,025     1,474,227
                                                              -----------   -----------
          Total liabilities and shareholders' equity........  $ 1,563,542   $ 1,693,640
                                                              ===========   ===========

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          ORDINARY SHARES       ADDITIONAL                  TOTAL
                                      -----------------------    PAID-IN     RETAINED   SHAREHOLDERS'
                                        SHARES      PAR VALUE    CAPITAL     EARNINGS      EQUITY
                                      -----------   ---------   ----------   --------   -------------
BALANCE AT DECEMBER 31, 1997........  114,746,550    $1,147      $665,869    $286,001    $  953,017
  Ordinary Shares issued pursuant to
     employee and non-employee
     director benefit plans, net of
     forfeitures....................       15,919         1         1,947          --         1,948
  Dividends.........................           --        --            --     (14,885)      (14,885)
  Net income........................           --        --            --     287,144       287,144
                                      -----------    ------      --------    --------    ----------
BALANCE AT DECEMBER 31, 1998........  114,762,469     1,148       667,816     558,260     1,227,224
  Ordinary Shares issued pursuant to
     employee and non-employee
     director benefit plans, net of
     forfeitures....................      208,708         2         3,891          --         3,893
  Dividends.........................           --        --            --     (14,916)      (14,916)
  Net income........................           --        --            --     149,824       149,824
                                      -----------    ------      --------    --------    ----------
BALANCE AT DECEMBER 31, 1999........  114,971,177     1,150       671,707     693,168     1,366,025
  Ordinary Shares issued pursuant to
     employee and non-employee
     director benefit plans, net of
     forfeitures....................      257,956         2         5,917          --         5,919
  Contributions from SFIC Holdings
     (Cayman), Inc. (Note 11).......           --        --        10,052          --        10,052
  Dividends.........................           --        --            --     (14,959)      (14,959)
  Net income........................           --        --            --     107,190       107,190
                                      -----------    ------      --------    --------    ----------
BALANCE AT DECEMBER 31, 2000........  115,229,133    $1,152      $687,676    $785,399    $1,474,227
                                      ===========    ======      ========    ========    ==========

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1999        2000
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................  $ 287,144   $ 149,824   $ 107,190
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................     55,807      71,631      82,600
  Gain on sale of assets..................................     (5,988)       (805)       (634)
  Accretion of interest income and gains on sales of
     marketable securities................................       (127)     (4,400)     (6,940)
  Deferred provision (benefit) for taxes on income........       (785)        (71)       (883)
Changes in operating assets and liabilities:
  Accounts receivable.....................................    (12,460)     53,987     (39,358)
  Inventories.............................................       (299)      9,398       4,488
  Prepaid expenses and other current assets...............      2,546       3,486      (3,249)
  Accounts payable........................................    (17,411)    (25,391)     19,158
  Accrued liabilities.....................................     27,316      (6,843)     (2,137)
Other noncurrent assets and liabilities...................      7,478       4,040     (22,091)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    343,221     254,856     138,144
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................   (277,400)   (124,608)    (82,959)
  Advance payments for drilling rigs......................    (18,532)         --          --
  Proceeds from sales of property and equipment...........      1,406       1,257       1,036
  Maturities of marketable securities.....................      8,220      90,774     314,217
  Purchases of marketable securities......................         --    (234,123)   (337,434)
  Proceeds from insurance settlement......................     13,831          --          --
                                                            ---------   ---------   ---------
          Net cash used for investing activities..........   (272,475)   (266,700)   (105,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Ordinary Shares, net............................         --       2,130       4,333
  Settlement of Liability Payment Fund (Note 11)..........         --          --      24,757
  Dividends paid..........................................    (14,885)    (14,908)    (14,950)
                                                            ---------   ---------   ---------
          Net cash provided by (used for) financing
            activities....................................    (14,885)    (12,778)     14,140
                                                            ---------   ---------   ---------
Net change in cash and cash equivalents...................     55,861     (24,622)     47,144
Cash and cash equivalents at beginning of period..........     68,453     124,314      99,692
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of period................  $ 124,314   $  99,692   $ 146,836
                                                            =========   =========   =========
Supplemental disclosures of cash flows information:
  Income taxes paid.......................................  $  28,005   $  31,592   $  20,115
                                                            =========   =========   =========

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Santa Fe International Corporation (the "Company") is a Cayman Islands corporation that owns and operates a high quality, technologically advanced fleet of 27 marine drilling rigs and 33 land drilling rigs and provides drilling related services to the petroleum industry worldwide.

     In June 1997, the Company completed an initial public offering (the "Offering") of Ordinary Shares. Immediately following the Offering, SFIC Holdings (Cayman), Inc. ("Holdings") owned 65.1% of the Company's outstanding Ordinary Shares. In July 2000, Holdings completed a secondary public offering of a portion of its Ordinary Shares, reducing its ownership interest in the Company to 37.8%. Holdings is a wholly-owned subsidiary of Kuwait Petroleum Corporation ("KPC"). KPC is wholly owned by the State of Kuwait.

     Holders of Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, the Company may pay dividends or make other distributions to its shareholders, in such amounts as the Board of Directors deems appropriate from the profits of the Company or out of the Company's share premium account (equivalent to additional paid-in capital) if the Company thereafter has the ability to pay its debts as they come due. Cash dividends, if any, will be declared and paid in U.S. dollars. At December 31, 2000, the Company had declared dividends that had not been paid amounting to $3,738,000.

     The accompanying consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The Company consolidates all of its majority-owned subsidiaries and joint ventures over which the Company exercises control through the joint venture agreement or related operating and financing agreements. The Company accounts for its interest in other joint ventures using the equity method. All material intercompany accounts and transactions are eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

     The Company's marketable securities, consisting of investment grade securities with relatively short-term maturities, are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are recorded as a component of other comprehensive income, net of tax effect. The fair values for marketable securities are based on quoted market prices. The amortized cost of debt securities in this category

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The Company does not believe that it is exposed to any significant risks on its investments due to their investment grade quality and short term to maturity.

     At December 31, 2000, marketable securities consisted primarily of Eurodollar debt securities and commercial paper for which cost approximates market value.

  Inventories

     Inventories consist primarily of materials and supplies that are used in operations and are stated at the lower of cost (determined principally by the average cost or specific identification method) or estimated net realizable value.

  Concentrations of Credit Risk

     The Company's customers consist primarily of major international, state owned and large independent oil companies and their affiliates. The Company provides allowances for potential credit losses when necessary. The Company did not incur any charges for credit losses during the periods presented. Accounts receivable from the Company's customers are generally unsecured.

  Property and Equipment

     Property and equipment, composed primarily of marine and land drilling rigs, is carried at cost. Maintenance and repairs are charged to expense as incurred. Major replacements and upgrades are capitalized, as is the cost of initial mobilization of a newly constructed rig. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation and amortization are removed from the respective accounts and any gains or losses are included in the results of operations. Property and equipment is depreciated on the straight-line method, after allowing for salvage values, over the remaining estimated useful lives from the date the asset is placed into service.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. The Company recorded no impairment charges during the years ended December 31, 1998, 1999 or 2000.

  Operating Revenues and Costs

     The majority of the Company's drilling contracts are performed on a dayrate basis, with revenues and expenses recognized as work is performed. The Company also operates under incentive-based contracts, such as turnkey drilling and footage contracts, under the terms of which the Company may earn additional revenues by exceeding preset conditions of job performance. The Company recognizes incremental revenues from these incentive-based contracts when such conditions of the contract have been achieved. Under certain incentive-based contracts, the Company may incur penalties or reduced remuneration if preset conditions are not achieved. The Company recognizes the effect of such penalties or reduced remuneration, which historically has been immaterial, as an adjustment to incentive revenues when the amount reasonably can be estimated.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     In connection with drilling contracts, the Company may receive lump sum fees for the mobilization of equipment and personnel or for capital improvements to rigs. In connection with mobilization reimbursements, the net of mobilization fees received and expenses incurred is recognized over the term of the drilling contract except that initial mobilization costs of a newly constructed rig are capitalized. Costs of relocating drilling units without contracts are expensed as incurred. Demobilization fees received are reflected in income, net of any related expense. Capital upgrade fees received from the client are deferred and recognized as revenue over the period of the drilling contract. The actual cost incurred for the capital upgrade is capitalized and depreciated over the estimated useful life of the asset.

     The Company also earns revenue by providing drilling related services. Revenues from third party rig operations, drilling engineering and integrated well services are recognized as the services are performed. Revenues from drilling project management contracts are recognized using the percentage of completion method based on the ratio of costs incurred to total estimated contract costs. Provisions for losses are recorded for contracts in progress when losses are anticipated.

  Income Taxes

     The Company is not subject to income taxes in the Cayman Islands. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. Certain of the Company's operations were included in consolidated income tax returns of affiliates during the periods presented.

     The Company computes its provision for deferred income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the future tax benefits to the extent, based on available evidence, it is more likely than not they will be realized.

  Foreign Currency Translation

     The functional currency of the primary economic environments in which the Company operates is the U.S. dollar. Gains and losses resulting from the remeasurement of local currencies into U.S. dollars are included in the consolidated results of operations of the current period. The Company periodically reviews the operations of its entities to ensure the functional currency of each entity is the currency of the primary economic environment in which it operates.

  Share Options and Awards

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee share options. Under APB 25, if the exercise price of an employee's share option equals or exceeds the market price of the underlying share on the date of grant, no compensation expense is recognized.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), an interpretation of APB 25. FIN 44, which was adopted prospectively by the Company as of July 1, 2000, requires certain changes to the previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the data of grant, but it has narrowed its application. The adoption of FIN 44 did not have a significant effect on the Company's existing accounting for its employee share options.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

  Net Income Per Ordinary Share

     The following table sets forth the computation of basic and diluted net income per ordinary share (in thousands except share and per share amounts):

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1998           1999           2000
                                             ------------   ------------   ------------
Numerator:
  Net income...............................  $    287,144   $    149,824   $    107,190
                                             ============   ============   ============
Denominator:
Denominator for basic net income per
  Ordinary Share -- weighted-average
  shares...................................   114,500,249    114,735,287    114,934,881
Effect of dilutive securities Employee and
  non-employee director stock options......       311,985        707,310      1,705,997
                                             ------------   ------------   ------------
Dilutive potential common shares...........       311,985        707,310      1,705,997
  Denominator for diluted net income per
     Ordinary Share -- adjusted
     weighted-average shares and assumed
     conversions...........................   114,812,234    115,442,597    116,640,878
                                             ============   ============   ============
Basic net income per Ordinary Share........  $       2.51   $       1.31   $       0.93
Diluted net income per Ordinary Share......  $       2.50   $       1.30   $       0.92

     For additional disclosures regarding employee share options, see Note 8.

  Comprehensive Income

     The Company follows SFAS No. 130, "Reporting Comprehensive Income," which provides standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 1998, 1999 and 2000, the Company realized no transactions other than those reported in net income.

  Derivative Instruments and Hedging Activities

     The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain of those imbedded in other contracts, and for hedging activities by requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At December 31, 1998, 1999 and 2000, the Company had no material derivative instruments or hedging activities that would require disclosure or measurement under SFAS No. 133.

  Business Conditions and Risk Factors

     The contract drilling industry is and historically has been highly volatile, competitive and cyclical, with periods of high demand and rig utilization resulting in high rig dayrates followed by periods of low demand, excess rig supply and depressed rig dayrates. The contract drilling business is influenced by many factors beyond the control of the Company, including the current and anticipated prices of oil and natural gas and drilling budgets of oil and gas companies.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     During industry down cycles, drilling companies compete aggressively for contracts at depressed rates and often are compelled to accept contract terms which are less favorable than those which normally prevail, especially in areas such as liability and indemnity provisions, rate structure, termination and term extension options. Low rig utilization in weak markets causes drilling companies to lay-up or "stack" idle rigs, which often results in termination of employment of all or part of the associated rig crews.

     The volatile and cyclical nature of the industry may be further exacerbated as newly built rigs enter the market and drilling companies aggressively compete for the opportunities to contract offshore and land rigs.

3. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows (in thousands):

                                                                      DECEMBER 31,
                                                   ESTIMATED     -----------------------
                                                 USEFUL LIVES       1999         2000
                                                 -------------   ----------   ----------
Drilling rigs and equipment....................  3 to 30 years   $2,025,629   $2,111,071
Buildings, facilities, and camps...............  4 to 10 years       57,617       58,720
Transportation equipment.......................   3 to 5 years       19,828       19,256
Land...........................................                         316          316
Construction in progress.......................                      48,704       42,722
                                                                 ----------   ----------
                                                                 $2,152,094   $2,232,085
                                                                 ==========   ==========

4. ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Compensation and benefits...................................  $ 27,653   $ 20,033
Deferred revenue............................................     9,544      9,211
Income taxes (Note 5).......................................    50,582     55,095
Accrued insurance...........................................     2,360      2,302
Accrued claims (Note 11)....................................        --     11,825
Other.......................................................    10,075     11,436
                                                              --------   --------
                                                              $100,214   $109,902
                                                              ========   ========

5. INCOME TAXES

     The Company is not subject to income taxes in the Cayman Islands. All of the Company's income before provision for taxes on income and the related provision for taxes on income relates to operations in jurisdictions other than the Cayman Islands. The relationship between income before provision for taxes on income and the provision for taxes on income varies from period to period because each jurisdiction in which the Company operates has its own system of taxation (not only with respect to the nominal rate, but also with respect to the allowability of deductions, credits and other benefits) and because the amounts earned in, and subject to tax by, each jurisdiction changes from period to period.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     The reconciliation of income taxes computed at the applicable statutory rates of the jurisdictions in which the Company's operations are located and the provision for taxes on income is as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1998      1999       2000
                                                        --------   -------   --------
Provision for taxes on income at the applicable
  statutory rates of the jurisdictions in which the
  Company's operations are located....................  $108,708   $16,763   $ 39,008
Effect of income taxed at rates other than the
  statutory rates of jurisdictions in which the
  Company's operations are located....................   (66,336)   11,070    (14,931)
Benefit of additional tax depreciation................   (10,114)   (7,114)    (8,260)
Taxes on income resulting from indexation.............       720        --      2,208
Benefit of net operating loss carryforwards...........    (2,827)   (4,012)    (5,868)
Benefit of net operating losses not recognized........     8,743    11,178     10,765
Other.................................................       626       750        207
                                                        --------   -------   --------
Provision for taxes on income.........................  $ 39,520   $28,635   $ 23,129
                                                        ========   =======   ========

     The components of the provision for taxes on income are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Current provision.......................................  $40,305   $28,706   $24,012
Deferred provision (benefit)............................     (785)      (71)     (883)
                                                          -------   -------   -------
Provision for taxes on income...........................  $39,520   $28,635   $23,129
                                                          =======   =======   =======

     The Company's net deferred tax liabilities and assets consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred tax liabilities:
  Property and equipment....................................  $(12,298)  $(15,753)
  Other.....................................................     3,943       (118)
                                                              --------   --------
                                                                (8,355)   (15,871)
Deferred tax assets:
  Net operating loss carryforwards:
     Various foreign jurisdictions..........................    25,021     41,624
     United States..........................................     1,812        877
  U.S. credit carryover.....................................       168        223
                                                              --------   --------
          Total deferred income tax assets..................    27,001     42,724
  Valuation allowance.......................................   (19,736)   (27,046)
                                                              --------   --------
                                                                 7,265     15,678
                                                              --------   --------
  Net deferred income tax liabilities.......................  $ (1,090)  $   (193)
                                                              ========   ========

     The Company's net operating loss carryforwards include tax effected losses of $36,489,000 that expire between 2001 and 2013. The remaining $6,012,000 of net operating losses do not expire.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     The Company has provided a valuation allowance to partially offset the deferred tax assets because it believes it is more likely than not that the net operating loss carryforwards in certain foreign jurisdictions will be less than fully realized.

     The Company's income tax returns are subject to review and examination in the various jurisdictions in which the Company operates. The Company believes that all income tax issues which have been or may be raised as a result of such reviews and examinations will be resolved with no material impact on the Company's financial position or results of operations.

6. OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                               -----------------
                                                                1999      2000
                                                               -------   -------
Pension benefits (Note 7)...................................   $ 7,210   $ 7,149
Postretirement health and insurance benefits (Note 7).......    13,806    13,120
Deferred mobilization revenue...............................    10,442     4,789
Deferred Taxes..............................................     1,090       193
Other.......................................................    15,543    15,890
                                                               -------   -------
                                                               $48,091   $41,141
                                                               =======   =======

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

7. EMPLOYEE BENEFIT PLANS

     The Company sponsors several qualified and non-qualified benefit plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets at December 31, 1999 and 2000 (in thousands):

                                                                            OTHER
                                              PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                             -------------------   -----------------------
                                               1999       2000        1999         2000
                                             --------   --------   ----------   ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  period...................................  $101,216   $106,742    $  9,008     $  9,331
Service cost...............................     5,630      5,378          63           46
Interest cost..............................     7,829      7,902         661          641
Plan participants' contributions...........     1,087        997         407          380
Actuarial (gains) losses...................    (5,239)     3,159         241         (550)
Benefits paid..............................    (2,237)    (4,621)     (1,049)      (1,321)
Settlements................................    (1,544)    (5,765)         --           --
                                             --------   --------    --------     --------
Benefit obligation at end of period........   106,742    113,792       9,331        8,527
                                             ========   ========    ========     ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  period...................................   109,739    124,690          --           --
Actual return on plan assets...............    12,939      1,748          --           --
Company contributions......................     4,706      9,720         642          941
Plan participants' contributions...........     1,087        997         407          380
Benefits paid..............................    (2,237)    (4,621)     (1,049)      (1,321)
Settlements................................    (1,544)    (5,765)         --           --
                                             --------   --------    --------     --------
Fair value of plan assets at end of
  period...................................   124,690    126,769          --           --
                                             ========   ========    ========     ========
FUNDED STATUS
Funded status of the plan (underfunded)....    17,948     12,977      (9,331)      (8,527)
Unrecognized net actuarial gains...........   (21,581)   (10,887)     (4,425)      (4,548)
Unrecognized prior service cost............     2,340      3,003         (50)         (45)
Unrecognized net transition liability......      (295)      (282)         --           --
                                             --------   --------    --------     --------
Aggregate accrued benefit cost.............  $ (1,588)  $  4,811    $(13,806)    $(13,120)
                                             ========   ========    ========     ========

     The following table provides the amounts recognized in the statement of financial position as of December 31, 1999 and 2000 (in thousands):

                                                                            OTHER
                                              PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                             -------------------   -----------------------
                                               1999       2000        1999         2000
                                             --------    -------   ----------   ----------
Prepaid benefit cost.......................  $ 10,033    $11,960    $     --     $     --
Accrued benefit liability..................   (11,621)    (7,149)    (13,806)     (13,120)
Additional minimum liability...............    (2,250)    (2,744)         --           --
Intangible asset...........................     2,250      2,744          --           --
                                             --------    -------    --------     --------
Net amount recognized......................  $ (1,588)   $ 4,811    $(13,806)    $(13,120)
                                             ========    =======    ========     ========

     Certain of the Company's nonqualified supplemental retirement plans had accumulated benefit obligations in excess of plan assets. These plans' accumulated and projected benefit obligations were $13,871,000 and $17,488,000 at December 31, 1999 and $9,893,000 and $13,632,000 at December 31, 2000,
respectively.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

There are no plan assets in these plans. All of the Company's plans for postretirement benefits other than pensions also have no plan assets.

     The following table provides the components of net periodic benefit costs for the plans for the periods presented (in thousands):

                                       PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                  ---------------------------   ------------------------------
                                    YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                  ---------------------------   ------------------------------
                                   1998      1999      2000       1998       1999       2000
                                  -------   -------   -------   --------   --------   --------
Service cost....................  $ 5,127   $ 5,635   $ 5,429    $  65      $  63      $  46
Interest cost...................    6,957     7,833     7,942      621        661        641
Expected return on plan
  assets........................   (7,856)   (8,962)   (9,634)      --         --         --
Amortization of transition
  obligation....................       19        20        22       --         --         --
Amortization of prior service
  cost..........................       26        97        97       (5)        (5)        (5)
Amortization of net (gain)
  loss..........................      204      (296)   (1,090)    (508)      (324)      (427)
Settlement charge...............      971     1,852       286       --         --         --
                                  -------   -------   -------    -----      -----      -----
Net periodic benefit cost.......  $ 5,448   $ 6,179   $ 3,052    $ 173      $ 395      $ 255
                                  =======   =======   =======    =====      =====      =====

     Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market value of assets are amortized over the remaining service period of active participants.

     The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                                   OTHER POSTRETIREMENT
                                      PENSION BENEFITS                   BENEFITS
                             ----------------------------------   -----------------------
                                  YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                             ----------------------------------   -----------------------
                               1998         1999        2000      1998     1999     2000
                             ---------   ----------   ---------   -----   -------   -----
WEIGHTED-AVERAGE
  ASSUMPTIONS
  Discount rate............  7.0%-9.0%   7.75%-8.0%   7.5%-8.0%   7.0%     7.75%    7.5%
  Increase in future
     compensation levels...  4.5%-7.0%   4.5%-6.0%    4.5%-6.0%    N/A       N/A     N/A
  Expected long-term rate
     of return on assets...  8.0%-9.0%      8.0%        8.0%       N/A       N/A     N/A

     The Company provides postretirement medical benefits to all employees who are U.S. citizens and to certain non-U.S. citizen employees. Postretirement life insurance benefits are provided to certain U.S. and non-U.S. citizen employees. The Company's policy is to fund the cost of these benefits as claims are incurred. The Company allocates benefit costs to affiliates based on the ratio of active employees of affiliates to total employees.

     The weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits was 8% for the years ended December 31, 1998 and 1999, respectively, and 7% in 2000. This 7% rate is expected to remain constant through 2004, then decrease to 6% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, as of and for the year ended December 31, 2000, increasing or decreasing the assumed health care cost trend rates by one percentage point each year would change the accumulated postretirement benefit obligation by approximately $382,000 and $344,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit by approximately $30,000 and $27,000, respectively.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

  Annual Incentive Compensation Plan

     The Company maintains an Annual Incentive Compensation Plan ("AIP"), which provides for payment of additional compensation to participating employees, including executive officers, based on individual contributions and performance measures of the Company as defined in the plan. During the term of the AIP, an aggregate amount of 286,250 Ordinary Shares will be available for awards granted wholly or partly in Ordinary Shares under the AIP. Amounts charged to expense related to awards under the Annual Incentive Compensation Plan aggregated $2,100,000, $1,100,000 and $1,909,000 for the years ended December 31, 1998,
1999 and 2000, respectively.

  Performance Unit Plan

     While in effect, the Company's Performance Unit Plan provided incentives to certain members of management through performance share units to foster and promote the long-term financial success of the Company. The performance share units vested, and the related compensation expense was accrued, over a three year performance period based on performance measures of the Company as defined in the plan. Amounts charged to expense related to awards under the Performance Unit Plan aggregated $2,090,000 and $800,000 for the years ended December 31, 1998 and 1999, respectively. The last awards under the Performance Unit Plan were granted in December 1996, and no further awards will be made under the Plan. The Performance Unit Plan remained in existence until the last performance cycle had elapsed and payouts were made to participants. The Performance Unit Plan was terminated in September 1999, shortly after the results had been finalized for the third plan year ending June 30, 1999.

  Investment Savings and Profit Sharing Plan

     The Company maintains an Investment Savings and Profit Sharing Plan, a defined contribution 401(k) plan that allows U.S. dollar payroll employees to make both pre-tax and after-tax employee contributions. The Company matches these employee contributions up to a maximum of 5% of a participant's base salary subject to the limitations of eligible salary. Employees are vested in all contributions made. Additionally, although it has not done so since 1984 and currently does not expect to do so in the future, the Company may also make additional employer contributions in any year from profits. Matching contributions totaled $1,756,000, $1,392,000 and $1,425,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

8. SHARE AWARDS AND OPTIONS

  1997 Long-term Incentive Plan

     Employees of the Company eligible for awards under the 1997 Long Term Incentive Plan (the "LTIP") are executive officers, other officers and key management personnel selected by the Compensation Committee (including employees who are Directors), and whose performance, in the judgment of the Compensation Committee, can have a significant effect on the success of the Company. Awards under the LTIP may consist of the grant of stock options, share appreciation rights, restricted and/or performance-based share awards and/or restricted and/or performance-based cash awards, granted singly, in combination or in tandem. The exercise price for stock options shall not be less than 85% of the fair market value of the stock on the date of the option grant (100% in the case of incentive stock options). The Compensation Committee can also award supplemental payments up to the amount necessary to pay the federal income tax payable with respect to exercise of non-qualified stock options, share appreciation rights, restricted shares and performance units. If approved by the Compensation Committee, the Company may also make loans to participants to purchase shares pursuant to the exercise of an award. During the term of the LTIP, an aggregate of 5,725,000 Ordinary Shares will be available for awards granted wholly or partly in Ordinary Shares under the LTIP. No participant may receive during a fiscal year incentive awards covering an aggregate of more than 150,000 Ordinary Shares.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     As of December 31, 2000, an aggregate of 5,266,102 options to purchase the Company's Ordinary Shares (net of cancelled, expired or exercised options) had been granted under the LTIP at prices ranging between $12.25 to $45.00 per Ordinary Share. In addition, the Company had granted restricted share awards for an aggregate of 200,675 Ordinary Shares (net of forfeited or issued shares) under the LTIP. The options will vest over periods ranging from two to four years and expire seven to ten years from the date of grant. The restricted share awards will vest over periods ranging from two to five years from the date of grant.

  1997 Employee Share Purchase Plan

     The Company has also adopted the 1997 Employee Share Purchase Plan (the "Share Purchase Plan"), which is designed to furnish eligible employees of the Company and designated subsidiaries of the Company an incentive to advance the best interests of the Company by providing a formal program whereby they may voluntarily purchase Ordinary Shares of the Company at a favorable price and upon favorable terms. Generally speaking, all covered employees of a participating company who are scheduled to work an average of at least 20 hours per week are eligible to participate in the Share Purchase Plan.

     Once a year, participants in the Share Purchase Plan will be granted options to purchase Ordinary Shares with a fair market value equal to the lesser of 10% of the participant's eligible compensation (as defined in the Share Purchase Plan) and the amount specified in Section 423(b) of the Code (currently, $25,000). The exercise price of the options is 85% of the fair market value of the Ordinary Shares on the date of grant or the date of exercise, whichever is less. Options granted under the Share Purchase Plan are exercisable on the date one year after the date of grant. Generally, participants pay option exercise prices through payroll deductions made ratably throughout the year. An aggregate of 572,500 Ordinary Shares are available for grants of options under the Share Purchase Plan. An aggregate of 192,938, 159,411 and 95,613 Ordinary Shares were issued in January of the following year to participating employees for the years ended December 31, 1998, 1999 and 2000, respectively, at exercise prices of $10.997, $12.325 and $21.994 per Ordinary Share.

  1997 Non-Employee Director Stock Option Plan

     The Company has also adopted the 1997 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan is designed to attract and retain the services of experienced and knowledgeable non-employee Directors and to provide non-employee Directors with a proprietary interest in the growth and performance of the Company. Awards under the Director Plan consist of a grant of stock options. The purchase price for the shares as to which the option is exercised will be payable in full upon exercise, in cash or, if permitted by the Compensation Committee, by tender of Ordinary Shares, valued at "fair market value." During the term of the Director Plan, an aggregate of 286,250 Ordinary Shares will be available for awards granted wholly or partly in Ordinary Shares. No option will be granted under the Director Plan after 10 years following consummation of the Offering. The Compensation Committee is responsible for administration and interpretation of the Director Plan.

     As of December 31, 2000, an aggregate of 133,999 options to purchase the Company's Ordinary Shares (net of cancelled, expired or exercised options) had been granted under the Director Plan to eight non-employee Directors who participated in the Director Plan. Such options were granted at exercise prices ranging from $12.25 to $45.50 per Ordinary Share. Any new non-employee Director will be granted a one-time award of a right to purchase 10,000 Ordinary Shares. Each non-employee Director who continues in office immediately following the Annual General Meeting of Shareholders in any year (commencing in 1998) will automatically be granted an option to purchase 5,000 shares of Ordinary Shares. The Board may increase the number of options granted, provided that a non-employee Director cannot receive more than 22,000 options in any year. The exercise price of options granted under the Director Plan is the fair market value of the Ordinary Shares on the date of the grant. Options granted pursuant to the Director Plan are exercisable in installments of 33 1/3% upon each anniversary of the date of grant, or otherwise as determined by the

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

Compensation Committee. The term of each option is for a period not exceeding 10 years from the date of grant.

  Accounting treatment and disclosures related to share awards and options

     The Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Compensation cost charged against income in connection with stock plans totaled $1,947,000, $1,761,000 and $1,612,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Differences between the quoted market price as of the date of the grant and the purchase price of restricted share grants is charged to operations over the vesting period. No compensation cost has been recognized for stock option grants as the Company routinely grants options with exercise prices equal to the market prices of the underlying stock on the date of grant.

     The following is a summary of all of the Company's share option activity, and related information for the above plans for the years ended December 31, 1998, 1999 and 2000:

                                                                        WEIGHTED AVERAGE
                                                             OPTIONS     EXERCISE PRICE
                                                            ---------   ----------------
Outstanding at December 31, 1997..........................    942,600        $39.93
  Granted.................................................  1,483,125        $12.55
  Cancelled...............................................    (49,725)       $39.18
                                                            ---------        ------
Outstanding at December 31, 1998..........................  2,376,000        $22.85
  Granted.................................................  1,544,350        $20.89
  Cancelled...............................................   (147,900)       $27.65
  Exercised...............................................       (650)       $12.25
                                                            ---------        ------
Outstanding at December 31, 1999..........................  3,771,800        $21.86
  Granted.................................................  1,788,725        $30.20
  Cancelled...............................................    (58,769)       $25.61
  Exercised...............................................   (101,655)       $23.23
                                                            ---------        ------
Outstanding at December 31, 2000..........................  5,400,101        $24.56
                                                            =========        ======

     There were 29,708, 512,233 and 1,350,603 options exercisable at December 31, 1998, 1999 and 2000, respectively.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     The following table summarizes information about options outstanding at December 31, 2000:

                                                                          NUMBER OF SHARES
               EXERCISE                  WEIGHTED AVERAGE REMAINING   -------------------------
                 PRICE                    CONTRACTUAL LIFE (YEARS)    OUTSTANDING   EXERCISABLE
               --------                  --------------------------   -----------   -----------
$28.50.................................             6.44                 190,950       153,595
$45.50.................................             6.69                   8,000         8,000
$45.00.................................             6.94                 537,550       416,725
$39.75.................................             7.35                   8,000         5,332
$12.25.................................             7.95               1,349,743       729,615
$15.19.................................             8.01                  13,175        20,000
$20.38.................................             8.43                  33,333            --
$22.94.................................             8.73                  10,000        10,002
$20.94.................................             8.95               1,460,625         3,334
$25.25.................................             9.01                  13,175         4,000
$33.44.................................             9.43                  40,000            --
$30.94.................................             9.95               1,735,550            --
                                                                       ---------     ---------
          Total........................             8.14               5,400,101     1,350,603
                                                                       =========     =========

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income and net income per Ordinary Share information computed as if the Company had accounted for its employee share options under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
Expected life (in years)....................................   3.74     3.73     3.74
Risk-free interest rate.....................................   5.00%    6.00%    5.13%
Volatility..................................................   0.55     0.66     0.64
Dividend yield..............................................   0.46%    0.62%    0.42%

     The weighted average estimated fair value of options granted during the years ended December 31, 1998, 1999 and 2000 was $5.94, $10.81 and $14.82,
respectively. The fair value of these options was estimated based on an expected life of the vesting period plus one year. For purposes of pro forma disclosures, the estimated fair value of stock based compensation plans and other options is amortized to expense over the vesting period. The Company's pro forma net income and net income per Ordinary Share is as follows (in thousands except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
Net income
  As reported........................................  $287,144   $149,824   $107,190
  Pro forma..........................................  $281,658   $142,501   $ 95,217
Basic net income per Ordinary Share
  As reported........................................  $   2.51   $   1.31   $   0.93
  Pro forma..........................................  $   2.46   $   1.24   $   0.83
Diluted net income per Ordinary Share
  As reported........................................  $   2.50   $   1.30   $   0.92
  Pro forma..........................................  $   2.45   $   1.23   $   0.82

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

9. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company makes various commitments and is involved in various lawsuits, claims and related matters. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     In December 2000, the Company's Board of Directors authorized the construction of two deepwater semisubmersibles and up to four high performance jackup drilling rigs contingent upon successful negotiation of construction contracts that meet the parameters and conditions established by the Board. The Company anticipates that the rig building program will be funded through existing cash balances plus cash flow to be generated over the program's duration; however, the Company may borrow some of the required funds if conditions warrant. While definitive construction schedules have yet to be agreed for all new build projects, both the semisubmersible program and the jackup program will have approximately the same start date and are expected to proceed simultaneously with follow-on jackup construction starting at twelve month intervals and the second semisubmersible starting approximately eighteen months after the first. It is anticipated that the first jackup will be delivered in late 2002 and the first semisubmersible in late 2003.

     The Company is one of approximately 20 named defendants in a purported class action civil antitrust lawsuit filed in the United States District Court for the Southern District of Texas, Galveston Division. In the suit, the plaintiff, who purports to be a member of an "offshore worker" class, alleges that the offshore drilling contractor defendants, including the Company, have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. Plaintiff seeks an unspecified amount of treble damages, attorneys' fees and costs on behalf of himself and the alleged class of offshore workers. The Company vigorously denies these allegations and, while the outcome of any lawsuit is unpredictable, management does not believe based upon information presently available that the outcome of this suit will have a material adverse affect on its financial condition or results of operations.

     In March 2000, the Company initiated operation of a drilling contract for the leased semisubmersible rig Dada Gorgud in the Caspian Sea. In exchange for upgrading the rig, the Company obtained a bareboat charter until October 2006 or the later termination of the current drilling contract with the Azerbaijan International Operating Company. The Company has subcontracted operations of the Dada Gorgud to Caspian Drilling Company Limited. During 2000, the Company spent approximately $21.8 million for capital improvements to the Dada Gorgud to meet the rig specifications in the drilling contract. Capital improvements to the Dada Gorgud are amortized over the term of the bareboat charter. The Company earns revenues from leased semisubmersible rig operations based upon the rates as specified in the drilling contract. All operating results of the Dada Gorgud are included in the Company's Drilling Related Services segment.

     On July 10, 1998, Rig 162, one of the Company's land rigs operating in Saudi Arabia, was severely damaged following a blowout and subsequent fire. There were no personnel injuries. As provided for in the drilling contract, the customer elected to cancel the remaining term of the contract and the Company determined that the rig would not be rebuilt. An unrepaired partial loss settlement of $13.8 million was negotiated with the Company's insurance carriers. All proceeds from this settlement were received during 1998. The Company recognized a gain of $4.8 million in connection with the insurance settlement.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     The Company has an uncommitted credit facility with a major bank which provides for advances and letters of credit up to a maximum of $35,000,000, denominated in U.S. dollars. This credit facility expires on June 27, 2001. At the Company's election, advances under this credit facility bear interest at the higher of (a) 0.50% per annum above the latest Federal Funds Rate and (b) the bank's publicly announced Reference Rate, or at the LIBOR rate plus 0.50%. The fee for letters of credit is 0.50% per annum. At December 31, 2000, none of the credit facility was drawn or used for standby letters of credit.

10. SEGMENT INFORMATION AND RELATED DISCLOSURES

     The Company has seven reportable segments, defined as different equipment classifications, or by contract terms in the case of drilling related services, as follows: heavy duty harsh environment jackup rigs, semisubmersible rigs, 300-350 foot premium cantilever jackup rigs, 200-250 foot standard jackup rigs, other marine rigs, land rigs and drilling related services. The Company's heavy duty harsh environment jackup rig fleet consists of six rigs capable of operating in water depths of 350-400 feet. The semisubmersible segment is comprised of three rigs capable of operating in water depths of up to 2,400 feet. Nine rigs capable of operating in water depths of 300-350 feet make up the 300-350 foot premium cantilever jackup rig segment. The 200-250 foot standard jackup rig segment consists of eight rigs capable of operating in water depths of 200-250 feet, six of which are cantilevered and two of which are specially designed to operated in shallow water. One of the Company's 200-250 foot standard jackup rigs, Rig 134, was upgraded to 300-foot depth capability and has been reclassified as a 300-350 foot premium cantilever jackup rig effective January 1, 2000. Historically, the Company's platform rig and inland lake barge were combined and reported as "other marine rigs." During the fourth quarter of 1998, the Company's inland lake barge was retired from service, and, effective January 1, 1999, the Company has reclassified the remaining platform rig to its drilling related services segment. The land rig segment includes 33 rigs, all of which are specially designed to operate in remote areas. Through its drilling related services segment, the Company provides third party rig operations, incentive drilling and drilling engineering and project management services.

     The Company evaluates performance and allocates resources based upon the operating margin (operating revenues less operating expenses) generated by the segment. The accounting policies of the segments are the same as those described in the summary of significant policies (Note 2). There are no intersegment sales and transfers due to the nature of the business of the segments.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     The Company's reportable segments are managed separately due to the distinct capabilities of each of the underlying equipment classifications or the particular contract requirements in the case of drilling related services. The following table sets forth the operating margin for each of the reportable segments and reconciles total operating revenues and operating expenses to amounts reported in the accompanying consolidated statements of operations (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
Operating revenues
  Heavy duty harsh environment jackup rigs...........  $148,997   $181,662   $211,473
  Semisubmersibles...................................   114,952     88,702     39,446
  300-350 foot premium cantilever jackup rigs........   150,602     81,015     72,846
  200-250 foot standard jackup rigs..................   143,164     58,351     73,132
  Other marine rigs..................................    11,836         --         --
                                                       --------   --------   --------
          Total marine rigs..........................   569,551    409,730    396,897
  Land rigs..........................................   147,880    143,227    130,655
  Drilling related services..........................    92,746     60,143     55,453
  Other..............................................     1,169      1,141      1,005
                                                       --------   --------   --------
          Total operating revenues...................   811,346    614,241    584,010
Operating costs
  Heavy duty harsh environment jackup rigs...........    49,549     62,175     70,613
  Semisubmersibles...................................    63,712     43,969     46,396
  300-350 foot premium cantilever jackup rigs........    58,373     48,459     59,032
  200-250 foot standard jackup rigs..................    66,982     49,992     59,717
  Other marine rigs..................................     8,659         --         --
                                                       --------   --------   --------
          Total marine rigs..........................   247,275    204,595    235,758
  Land rigs..........................................    97,966     95,255     93,132
  Drilling related services..........................    65,665     42,437     34,217
  Other..............................................     3,116     13,476      6,297
                                                       --------   --------   --------
          Total operating costs......................   414,022    355,763    369,404
Operating margin
  Heavy duty harsh environment jackup rigs...........    99,448    119,487    140,860
  Semisubmersibles...................................    51,240     44,733     (6,950)
  300-350 foot premium cantilever jackup rigs........    92,229     32,556     13,814
  200-250 foot standard jackup rigs..................    76,182      8,359     13,415
  Other marine rigs..................................     3,177         --         --
                                                       --------   --------   --------
          Total marine rigs..........................   322,276    205,135    161,139
  Land rigs..........................................    49,914     47,972     37,523
  Drilling related services..........................    27,081     17,706     21,236
  Other..............................................    (1,947)   (12,335)    (5,292)
                                                       --------   --------   --------
          Total operating margin.....................  $397,324   $258,478   $214,606
                                                       ========   ========   ========

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     The following tables reconcile operating margin for each of the reportable segments to consolidated income before provision for taxes on income as reported in the accompanying consolidated statements of operations and presents capital spending for each reportable segment (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
Operating margin.....................................  $397,324   $258,478   $214,606
                                                       --------   --------   --------
Depreciation/(gain) loss on sale of assets
  Heavy duty harsh environment jackup rigs...........    12,423     18,034     25,270
  Semisubmersibles...................................     4,975      6,558      7,352
  300-350 foot premium cantilever jackup rigs........     9,836     10,535     12,344
  200-250 foot standard jackup rigs..................     9,011      9,378      8,665
  Other marine rigs..................................       231         --         --
                                                       --------   --------   --------
          Total marine rigs..........................    36,476     44,505     53,631
  Land rigs..........................................    10,387     23,219     24,790
  Drilling related services..........................     1,102        912      1,096
  Other..............................................     1,854      2,190      2,449
                                                       --------   --------   --------
          Total depreciation/(gain) loss on sale of
            assets...................................    49,819     70,826     81,966
Unallocated amount:
  General and administrative.........................    22,161     18,596     17,240
                                                       --------   --------   --------
     Operating income................................   325,344    169,056    115,400
                                                       --------   --------   --------
  Other income (expense).............................     1,320      9,403     14,919
                                                       --------   --------   --------
Income before provision for taxes on income..........  $326,664   $178,459   $130,319
                                                       ========   ========   ========
Capital spending by segment
  Heavy duty harsh environment jackup rigs...........  $145,411   $ 60,533   $  3,676
  Semisubmersibles...................................    14,329      8,154      7,774
  300-350 foot premium cantilever jackup rigs........     5,223      4,530     13,770
  200-250 foot standard jackup rigs..................    19,615     26,825      6,020
  Other marine rigs..................................       293         --         --
                                                       --------   --------   --------
          Total marine rigs..........................   184,871    100,042     31,240
  Land rigs..........................................    88,906     19,750     28,824
  Drilling related services..........................        79        603     22,015
  Other..............................................     3,544      4,213        880
                                                       --------   --------   --------
          Total capital spending by segment..........  $277,400   $124,608   $ 82,959
                                                       ========   ========   ========

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     Segment assets for each of the reportable segments is defined as the net book value of the property and equipment for each classification. The following table presents assets for each of the Company's reportable segments and reconciles such segment assets to total consolidated assets (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
Property and equipment, net
  Heavy duty harsh environment jackup rigs..................  $  580,480   $  558,782
  Semisubmersibles..........................................      67,520       67,955
  300-350 foot premium cantilever jackup rigs...............     141,734      164,823
  200-250 foot standard jackup rigs.........................      88,573       63,435
  Other marine rigs.........................................          --           --
                                                              ----------   ----------
          Total marine rigs.................................     878,307      854,995
  Land rigs.................................................     197,237      201,423
  Drilling related services.................................       3,314       24,205
  Other.....................................................      23,706       22,692
                                                              ----------   ----------
          Total property and equipment, net.................   1,102,564    1,103,315
                                                              ----------   ----------
Unallocated amounts:
  Total current assets......................................     408,692      522,232
  Other noncurrent assets...................................      52,286       68,093
                                                              ----------   ----------
          Total assets......................................  $1,563,542   $1,693,640
                                                              ==========   ==========

     All of the Company's operations are located outside of the Cayman Islands. The following table summarizes the identifiable assets of the Company by geographical area (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
North Sea...................................................  $  545,000   $  529,685
North Africa................................................      90,766       82,244
West Africa.................................................      33,649       34,647
Southeast Asia and Pacific..................................     133,025      122,219
Middle East and Azerbaijan..................................     178,776      264,934
South America...............................................     121,688      109,485
North America...............................................     195,953      200,668
Corporate assets(1).........................................     264,685      349,758
                                                              ----------   ----------
          Total assets......................................  $1,563,542   $1,693,640
                                                              ==========   ==========

---------------

(1) Consists primarily of cash equivalents, marketable securities and other corporate assets.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     The following table summarizes operating revenues by geographical area (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
North Sea............................................  $308,802   $242,510   $238,683
North Africa.........................................   142,468     48,443     56,352
West Africa..........................................    71,480     38,331     25,910
Southeast Asia and Pacific...........................    84,760     54,622     39,559
Middle East and Azerbaijan...........................   132,003    103,909    133,375
South America........................................    58,366     78,424     42,303
North America........................................    13,467     48,002     47,828
                                                       --------   --------   --------
          Total operating revenues...................  $811,346   $614,241   $584,010
                                                       ========   ========   ========

     The Company's operations in the North Sea are presently all conducted within the U.K. sector of the North Sea. The Company's operations in North Africa consist principally of operations in Egypt. The Company's operations in the Middle East include significant operations in Kuwait. See Note 11.

     Substantial portions of the Company's assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods. General corporate assets are principally cash and cash equivalents and other nonoperating assets.

     The Company's operations are geographically dispersed and are therefore subject to certain political and other uncertainties not encountered in domestic operations, including risks of war, terrorist acts, kidnapping of personnel, expropriation, nationalization or deprivation of equipment, renegotiation or modification of existing contracts, taxation policies, and the general hazards associated with foreign sovereignty over certain areas in which operations are conducted.

     Operational risks and hazards may result in extensive damage to or total loss of drilling rigs, with associated personal injuries and loss of life, pollution, well loss, well control expenses and/or wreck removal or other requirements. Such losses, liabilities or obligations may be uninsured or underinsured. In the event of a major incident or incidents resulting from operational risks and hazards, the Company will sustain a loss of revenue by reason of the rig loss or damage and may be subject to significant additional expenses in respect of uninsured or underinsured losses, liabilities or obligations.

     The following table summarizes revenues from major customers of the Company as a percentage of total operating revenues for the period indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                               -------------------------
                                                               1998      1999      2000
                                                               -----     -----     -----
BP Amoco, PLC*..............................................   11.5%     15.3%     18.9%
Total Fina Elf S.A.*........................................   11.5%     13.5%     13.6%
Exxon Mobil*................................................    7.4%     13.2%     11.5%
Shell.......................................................   13.2%     14.5%     10.8%
Kuwait Oil Company (Note 11)................................    5.5%      9.1%     10.3%
British Gas.................................................    0.5%      6.4%      3.3%
AGIP........................................................    5.7%      2.1%      2.9%

---------------

* Combined for the periods prior to their merger.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

11. TRANSACTIONS WITH AFFILIATES

     The Company provides contract drilling services in Kuwait to the Kuwait Oil Company, K.S.C. ("KOC"), a subsidiary of KPC, and also provides contract drilling services to a partially owned affiliate of KOC in the Kuwait-Saudi Arabian Partitioned Neutral Zone. Such services are performed pursuant to drilling contracts which contain terms and conditions and rates of compensation which materially approximate those which are customarily included in arm's-length contracts of a similar nature. In connection therewith, KOC provides the Company rent free use of certain land and maintenance facilities and has committed to continue providing same, subject to availability of the maintenance facilities, through the current February 2001 term of the drilling contracts and extensions thereof as may be agreed. In relation to its drilling business in Kuwait, the Company has an agency agreement with a subsidiary of KPC that obligates the Company to pay an agency fee based on a percentage of revenues. The Company believes the terms of this agreement are more favorable than those which could be obtained with an unrelated third party in an arm's-length negotiation, but the value of such terms is currently immaterial to the Company's results of operations.

     The Company earned revenues from KPC affiliated companies in the ordinary course of business of $44,800,000, $56,084,000 and $59,561,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The Company paid agency fees to a subsidiary of KPC of $563,000, $648,000 and $643,000 during the years ended December 31, 1998, 1999 and 2000, respectively. The Company had accounts receivable from KPC affiliated companies of $5,902,000 and $10,985,000 at December 31, 1999 and 2000, respectively.

     The Company, Holdings and KPC entered into an Intercompany Agreement before the consummation of the original Offering (the "Intercompany Agreement"), certain provisions of which are summarized below. As used herein, "KPC Affiliated Group" means KPC and its affiliates, including Holdings, other than the Company and its subsidiaries.

     Per the Intercompany Agreement, Holdings maintained cash and cash equivalents (the "Liability Payment Fund") sufficient to satisfy liabilities to third parties, including tax liabilities, incurred by the Non-Drilling Subsidiaries on or before March 31, 1997. The Company, Holdings and KPC agreed in the Intercompany Agreement that all amounts paid to claimants to satisfy those liabilities, whether by settlement, judgment or award (including claimants' attorneys' fees), would be paid by Holdings from the Liability Payment Fund. The Company would pay all internal and external costs and fees (including the Company's and Holdings' attorneys' fees) associated with management and resolution of those liabilities. If any amount remained in the Liability Payment Fund at March 31, 2002, Holdings would pay the Company the first $10 million of such amount and 50% of any amount in excess of $10 million. Thereafter, or if the resolution of those liabilities earlier exhausts the Liability Payment Fund, Holdings would have no further responsibility for those liabilities, and the Company would be responsible for all costs, fees and amounts paid to resolve those liabilities and will indemnify the KPC Affiliated Group in respect of such costs and fees and those liabilities.

     The Intercompany Agreement also provided that, except as may be provided in a separate agreement, the Company would indemnify the KPC Affiliated Group against losses based on, or taxes arising from, the following: (i) the ownership of the assets or the operation of the business of the Company or its subsidiaries, (ii) any other activities of the Company or its subsidiaries,
(iii) any guaranty or similar agreement by the KPC Affiliated Group provided to any person with respect to any obligation of the Company or its subsidiaries, and (iv) certain other matters. In addition, the Company has agreed to indemnify the KPC Affiliated Group against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended ("the Securities Act"), relating to misstatements in or omissions from any registration statement or report that the Company files under the Securities Act. Holdings has also agreed to indemnify the Company and its subsidiaries against losses based on the ownership or operation of the assets or properties or the operation or conduct of the business of Holdings and its subsidiaries on or after March 31, 1997.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

     In December 2000, the Company entered into an amendment of the Intercompany Agreement with Holdings and KPC that provided for early liquidation of the Liability Payment Fund. Pursuant to this amendment, the Company assumed all financial responsibility for the remaining liabilities and deferred costs covered by the Liability Payment Fund. Of the $38.9 million remaining in the Liability Payment Fund, the Company received cash of $24.7 million and Holdings retained $14.2 million. In connection with the amendment, the Company recorded liabilities and deferred costs of $14.7 million, and $10.0 million was recognized as a capital contribution from Holdings. The financial liabilities and deferred costs the Company assumed effective December 2000 include certain claims for environmental waste disposal site remediation under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and similar state acts regulating cleanup of various waste disposal sites, civil and tax liabilities and other associated costs. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation. Nevertheless, based upon the information currently available, management believes that the Company's ultimate liability arising from such environmental matters, together with the liability for all other claims assumed, including asserted legal claims and known potential legal claims which are likely to be asserted, should not be material to the Company's financial position. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

     Before its initial public offering in June 1997, the Company also entered into a Management Services Agreement with Holdings (the "Management Services Agreement"), for the purpose of providing asset (primarily real estate) management services, general and administrative services and liability management and resolution services to Holdings, the Non-Drilling Subsidiaries and inactive subsidiaries of Holdings. The Management Services Agreement authorizes the Company to resolve the liabilities of the Non-Drilling Subsidiaries under the Intercompany Agreement using the Liability Payment Fund. Although Holdings retains the right to reduce or expand the scope of services to be performed by the Company pursuant to the Management Services Agreement, the Company's liability management and resolution service may not be reduced or terminated. The Management Services Agreement also provides for payment of an asset management fee to the Company of $173,000 per year as well as reimbursement of out-of-pocket costs in respect of asset management services. By mutual agreement, the asset management fee was discontinued effective January 1, 2000. The Company will pay all internal and external costs and fees (including the Company's and Holdings' attorney's fees) associated with the Company's liability management and resolution services and all internal and external costs and fees associated with the provision of general and administrative services pursuant to the Management Services Agreement. The Company believes such costs and fees will not be material.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES

12. QUARTERLY RESULTS (UNAUDITED)

     Shown below are selected unaudited quarterly data (in thousands), except per share data:

                                                                THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                 MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                 --------   --------   ------------   -----------
YEAR ENDED DECEMBER 31, 1998
Operating revenues.............................  $196,281   $202,646     $201,085      $211,334
                                                 ========   ========     ========      ========
Operating income...............................  $ 78,103   $ 72,596     $ 81,565      $ 93,080
                                                 ========   ========     ========      ========
Net income.....................................  $ 67,759   $ 63,980     $ 72,734      $ 82,671
                                                 ========   ========     ========      ========
Basic net income per Ordinary Share............  $   0.59   $   0.56     $   0.64      $   0.72
                                                 ========   ========     ========      ========
Diluted net income per Ordinary Share..........  $   0.59   $   0.56     $   0.64      $   0.72
                                                 ========   ========     ========      ========
YEAR ENDED DECEMBER 31, 1999
Operating revenues.............................  $185,516   $160,002     $143,599      $125,124
                                                 ========   ========     ========      ========
Operating income...............................  $ 69,356   $ 48,917     $ 35,062      $ 15,721
                                                 ========   ========     ========      ========
Net income.....................................  $ 58,456   $ 43,189     $ 31,834      $ 16,345
                                                 ========   ========     ========      ========
Basic net income per Ordinary Share............  $   0.51   $   0.38     $   0.28      $   0.14
                                                 ========   ========     ========      ========
Diluted net income per Ordinary Share..........  $   0.51   $   0.37     $   0.28      $   0.14
                                                 ========   ========     ========      ========
YEAR ENDED DECEMBER 31, 2000
Operating revenues.............................  $132,548   $146,285     $145,694      $159,483
                                                 ========   ========     ========      ========
Operating income...............................  $ 19,709   $ 29,013     $ 29,267      $ 37,411
                                                 ========   ========     ========      ========
Net income.....................................  $ 18,269   $ 27,192     $ 27,848      $ 33,881
                                                 ========   ========     ========      ========
Basic net income per Ordinary Share............  $   0.16   $   0.24     $   0.24      $   0.29
                                                 ========   ========     ========      ========
Diluted net income per Ordinary Share..........  $   0.16   $   0.23     $   0.24      $   0.29
                                                 ========   ========     ========      ========

13. SUBSEQUENT EVENTS

     On February 1, 2001, the Company announced that a Letter of Award had been executed between the Company and PPL Shipyard PTE, Ltd. of Singapore for construction of two high performance jackup rigs at approximately $125 million each. The Letter of Award includes options for additional jackup units, the first two of which are at a similar price. Definitive contracts for construction of two jackup rigs, with options for additional units, have been executed. Each jackup rig will take approximately two years to complete, and construction of the second rig will begin approximately one year into construction of the first rig.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                            EXHIBIT DESCRIPTION
      -----------                            -------------------
          3.1            -- Amended and Restated Memorandum of Association of the
                            Registrant.(2)
          3.2            -- Amended and Restated Articles of Association of the
                            Registrant.(2)
          4              -- Specimen of Ordinary Shares Certificate.(1)
         10.1            -- Registrant's Investment Savings and Profit Sharing
                            Plan.(2)*
         10.2            -- Registrant's Pension Plan (U.S. employees).(2)*
         10.3            -- Registrant's Special Pension Plan (non-U.S.
                            employees).(2)*
         10.4            -- Registrant's Equity Restoration Plan.(2)*
         10.5            -- Registrant's Supplemental Executive Retirement Plan.(1)*
         10.6            -- Registrant's Performance Unit Plan.(1)*
         10.7            -- Registrant's Annual Incentive Compensation Plan.(3)*
         10.8            -- Registrant's 1997 Long Term Incentive Plan.(3)*
         10.9            -- Registrant's 1997 Non-Employee Director Stock Option
                            Plan.(3)*
         10.10           -- Registrant's 1997 Employee Share Purchase Plan.(3)*
         10.11           -- Registrant's Employee Severance Protection Plan.(1)*
         10.12           -- Registrant's Directors and Officers Indemnity
                            Agreement.(1)*
         10.13           -- Intercompany Agreement by and among Kuwait Petroleum (1)
                            Corporation, SFIC Holdings (Cayman), Inc. and the
                            Registrant, dated June 9, 1997.(1)
         10.14           -- Management Services Agreement by and between SFIC
                            Holdings (Cayman), Inc. and the Registrant, dated June 9,
                            1997.(1)
         10.15           -- Agency Agreement between Kuwait Santa Fe Braun for
                            Engineering and Petroleum Enterprises(K.S.B.) Company
                            K.S.C. and the Registrant, dated April 1, 1992.(2)
         10.22           -- AMOCO (U.K.) Exploration Company Form of Contract Ref:
                            AD3300 for The Provision of the Jack-Up Drilling Unit
                            Santa Fe "Galaxy III" for Drilling Operations on the
                            U.K.C.S. with Santa Fe Drilling Company (North Sea)
                            Limited, dated September 3, 1997 (with Appendix 5
                            only).(4)
         10.23           -- Registrant's Non-Employee Director Deferred Compensation
                            Plan.(5)*
         10.24           -- Amendment to Registrant's 1997 Non-Employee Director
                            Stock Option Plan.(5)*
         10.25           -- Amendment to Registrant's 1997 Long Term Incentive
                            Compensation Plan.(5)*
         10.26           -- Amendment to Registrant's Supplemental Executive
                            Retirement Plan.(5)*
         10.27           -- Amendment to Registrant's Supplemental Executive
                            Retirement Plan.(5)*
         10.28           -- Amendment to Registrant's 1997 Non-Employee Director
                            Stock Option Plan.(5)*
         10.29           -- Amendment to Registrant's 1997 Non-Employee Director
                            Stock Option Plan, dated March 23, 1999.(6)*
         10.30           -- Registrant's Executive Severance Protection Agreements,
                            dated October 18, 1999.(6)*
         10.31           -- Amendment to Registrant's Employee Severance Protection
                            Agreement, dated December 1, 1999.(6)*
         10.32           -- Amendment to Registrant's Annual Incentive Compensation
                            Plan, dated December 1, 1999.(6)*
         10.33           -- Amendment to Registrant's 1997 Long Term Incentive Plan,
                            dated December 1, 1999.(6)*

      EXHIBIT NO.                            EXHIBIT DESCRIPTION
      -----------                            -------------------
         10.34           -- Amendment to Registrant's Supplemental Executive
                            Retirement Plan, dated December 1, 1999.(6)*
         10.35           -- Amendment to Trust under Santa Fe International
                            Corporation Non-Qualified Plans, dated December 1,
                            1999.(6)*
         10.36           -- Amendment to Registrant's Non-Employee Director Stock
                            Option Plan, dated December 1, 1999.(6)*
         10.37           -- Amendment to Registrant's Employee Share Purchase Plan,
                            dated December 7, 1999.(6)*
         10.38           -- Drilling Contract between Azerbaijan International
                            operating Company and Santa Fe International Corporation,
                            Executed on March 14, 2000, dated effective July 7,
                            1999.(7)
        +10.39           --Amendment to Intercompany Agreement by and among Kuwait
                            Petroleum Corporation, SFIC Holdings (Cayman), Inc. and
                            the Registrant, dated December 26, 2000.
        +21.1            -- List of Subsidiaries.
        +23.1            -- Consent of Ernst & Young LLP, independent auditors

---------------

(1) Incorporated by reference to the Company's Annual Report on Form 20-F for the fiscal year ended June 30, 1997.

(2) Incorporated by reference to the Company's Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997.

(4) Incorporated by reference to the Company's Report on Form 6-K filed March 3, 1998.

(5) Incorporated by reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1998.

(6) Incorporated by reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1999.

(7) Incorporated by reference to the Company's Report on Form 6-K filed May 5, 2000.

+   Filed herewith.

*   Indicates management contract or compensatory plan or arrangement.