Form 10-Q
period 2001-03-31
SANTA FE INTERNATIONAL CORP/
filed 2001-05-04
CIK 1038914

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         As of April 30, 2001, 115,451,077 ordinary shares, par value $.01 per share, were outstanding.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                               INDEX TO FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001




                                                                                              Page
                                                                                               No.
                                                                                              ----


COVER PAGE                                                                                     1

DOCUMENT TABLE OF CONTENTS                                                                     2

PART I - FINANCIAL INFORMATION

     Item 1.   Interim Condensed Financial Statements (Unaudited)
               Consolidated Statements of Operations and Retained Earnings for the
               Three Months ended March 31, 2001 and 2000                                      3

               Consolidated Balance Sheets as of March 31, 2001 and
               December 31, 2000                                                               4

               Consolidated Statements of Cash Flows for the Three Months ended
               March 31, 2001 and 2000                                                         5

               Notes to the Consolidated Financial Statements                                  6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                    10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                       19

PART II - OTHER INFORMATION                                                                   20

     Item 6. Exhibits and Reports on Form 8-K                                                 20

SIGNATURES                                                                                    21


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)
         (U.S. dollars, in thousands, except share and per share data)


                                                        Three Months Ended March 31,
                                                      ------------------------------
                                                           2001            2000
                                                      -------------    -------------

Operating revenues                                    $     167,253    $     132,548
Operating costs                                             103,347           88,643
                                                      -------------    -------------
   Operating margin                                          63,906           43,905
Other operating costs and expenses:
 Depreciation and amortization                               22,719           20,359
 General and administrative                                   5,408            4,121
 (Gain) loss on sale of assets                                    2             (284)
                                                      -------------    -------------
Operating income                                             35,777           19,709
Other income (expense):
 Investment income                                            5,104            3,590
 Other, net                                                    (115)          (1,128)
                                                      -------------    -------------
Income before provision f or taxes on income                 40,766           22,171
Provision for taxes on income (Note 4)                        6,331            3,902
                                                      -------------    -------------
Net income                                                   34,435           18,269
                                                      -------------    -------------
Retained earnings as of the beginning of the period         785,399          693,168
Dividends declared ($0.0325 per share per quarter)           (3,752)          (3,735)
                                                      -------------    -------------
Retained earnings as of the end of the period         $     816,082    $     707,702
                                                      =============    =============
Income per Ordinary Share:
   Basic                                              $        0.30    $        0.16
                                                      =============    =============
   Diluted                                            $        0.29    $        0.16
                                                      =============    =============
Weighted average ordinary and ordinary equivalent
  shares used in Ordinary Share computations:
   Basic                                                115,173,827      114,910,836
                                                      =============    =============
    Effect of dilutive securities - employee and
      non-employee director stock options                 1,914,662        1,460,620
                                                      -------------    -------------
   Diluted                                              117,088,489      116,371,456
                                                      =============    =============



           See notes to unaudited consolidated financial statements.

          SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (U.S. dollars, in thousands, except share data)


                                                                   March 31, 2001    December 31, 2000
                                                                   --------------    -----------------
                                                ASSETS
Current assets:
  Cash and cash equivalents                                        $      212,207    $        146,836
  Marketable securities                                                   134,833             177,906
  Accounts receivable                                                     155,406             147,099
  Inventories                                                              38,510              37,595
  Prepaid expenses and other current assets                                16,733              12,796
                                                                   --------------    ----------------
    Total current assets                                                  557,689             522,232
                                                                   --------------    ----------------
Property and equipment, at cost                                         2,250,076           2,232,085
  Less accumulated depreciation and amortization                       (1,148,554)         (1,128,770)
                                                                   --------------    ----------------
  Property and equipment, net                                           1,101,522           1,103,315
Other noncurrent assets                                                    67,939              68,093
                                                                   --------------    ----------------
    Total assets                                                   $    1,727,150    $      1,693,640
                                                                   ==============    ================

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $       62,932    $         68,370
  Accrued liabilities                                                     114,399             109,902
                                                                   --------------    ----------------
    Total current liabilities                                             177,331             178,272
Other noncurrent liabilities                                               40,920              41,141
                                                                   --------------    ----------------
    Total liabilities                                                     218,251             219,413
Commitments and contingencies (Note 3)
Shareholders' equity:
  Ordinary shares par value $.01; 600,000,000 shares authorized,
    115,447,506 and 115,229,133 shares issued and outstanding at
    March 31, 2001 and December 31, 2000, respectively                      1,154               1,152
Additional paid-in capital                                                691,663             687,676
Retained earnings                                                         816,082             785,399
                                                                   --------------    ----------------
    Total shareholders' equity                                          1,508,899           1,474,227
                                                                   --------------    ----------------
    Total liabilities and shareholders' equity                     $    1,727,150    $      1,693,640
                                                                   ==============    ================



           See notes to unaudited consolidated financial statements.
                                       4

           SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (U.S. dollars, in thousands)




                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------

Operating activities:
 Net income                                                   $     34,435    $     18,269
 Adjustments to reconcile net income to net cash provided
   by operating activities:
 Depreciation and amortization                                      22,719          20,359
 (Gain) loss on sale of assets                                           2            (284)
 Accretion of interest income and gains on sales
   of marketable securities                                         (2,727)          1,325
 Changes in operating assets and liabilities:
 Accounts receivable                                                (8,307)         (7,999)
 Inventories                                                          (915)          5,657
 Prepaid expenses and other current assets                           3,298           2,407
 Accounts payable                                                   (5,438)         (5,103)
 Accrued liabilities                                                 4,612          (6,684)
 Other noncurrent assets and liabilities                              (246)         (2,647)
                                                              ------------    ------------
    Net cash provided by operating activities                       47,433          25,300
Investing activities:
 Capital expenditures                                              (20,605)         (8,740)
 Advance payments for drilling rigs                                 (7,235)             --
 Proceeds from sales of property and equipment                          29             365
 Maturities of marketable securities                               123,527         148,254
 Purchases of marketable securities                                (77,727)        (14,838)
                                                              ------------    ------------
    Net cash provided by investing activities                       17,989         125,041
Financing activities:
 Dividends paid                                                     (3,738)         (3,729)
 Issuance of shares under the Employee Share Purchase Plan           3,687           1,964
                                                              ------------    ------------
    Net cash used for financing activities                             (51)         (1,765)
                                                              ------------    ------------
Net increase in cash and cash equivalents                           65,371         148,576
Cash and cash equivalents at beginning of period                   146,836          99,692
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $    212,207    $    248,268
                                                              ============    ============
Supplemental disclosures of cash flows information:
  Income taxes paid                                           $      4,868    $      4,663
                                                              ============    ============



            See notes to unaudited consolidated financial statements.
                                       5

                       SANTA FE INTERNATIONAL CORPORATION
        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

         Holders of Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, the Company may pay dividends or make other distributions to its shareholders, in such amounts as the Board of Directors deems appropriate from the profits of the Company or out of the Company's share premium account (equivalent to additional paid-in capital) if the Company thereafter has the ability to pay its debts as they come due. Cash dividends, if any, will be declared and paid in U.S. dollars. At March 31, 2001, the Company had declared dividends that were subsequently paid amounting to $3,752,000.

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

         The condensed consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Marketable Securities

         Cash equivalents consist of highly liquid short-term investments that are readily convertible into cash and which at the date of purchase were so near their maturity that they expose the Company to an insignificant risk from changes in interest rates. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The interest method is used to account for any premium or discount on cash equivalents. The Company's policy is to place its temporary cash investments with high credit quality financial institutions and by policy limit the amount of credit exposure to any one financial institution. The Company's marketable securities are classified as available-for-sale securities. Unrealized holding gains

                       SANTA FE INTERNATIONAL CORPORATION
        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

and losses on available-for-sale securities are included as a component of other comprehensive income in shareholders' equity, net of the tax effect. The fair values for marketable securities are based on quoted market prices. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The Company does not believe that it is exposed to any significant risks on its investments.

         At March 31, 2001, marketable securities consisted primarily of Eurodollar debt securities and commercial paper. Cost approximates market value.

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

Comprehensive Income

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three month periods ended March 31, 2001 and 2000, respectively, the Company realized no such transactions other than those reported in net income.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in various lawsuits, claims and related matters. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

         In December 2000, the Company's Board of Directors authorized the construction of two deepwater semisubmersibles and up to four high performance jackup drilling rigs contingent upon successful negotiation of construction contracts that meet the parameters and conditions established by the Board. The Company anticipates that the rig building program will be funded through existing cash balances plus cash flow to be generated over the program's duration; however, the Company may borrow some of the required funds if conditions warrant. Although the new rigs are being built without benefit of drilling contracts, the Company expects such contracts will be in place for each unit prior to delivery.

         In February 2001, the Company executed a Letter of Award with PPL Shipyard PTE, Ltd. of Singapore ("PPL") for construction of two high performance jackup rigs with options for construction of up to four additional jackup units. The first two rigs will cost approximately $125 million each, with the first two option jackups priced slightly higher. Definitive contracts for construction of two jackup rigs, with options for additional units, have now been executed. The construction contracts are on a fixed price basis, resulting in minimal risk of cost overrun. Each construction contract is subject to price adjustment for Santa Fe-approved changes and delayed delivery of owner furnished equipment. Each jackup rig will take approximately two years to complete, and construction of the second rig will begin approximately one year into construction of the first rig. It is anticipated that the first jackup will be delivered in early 2003.

         In April 2001, the Company announced that a Letter of Award had been executed with PPL for the construction of two deepwater semisubmersible drilling rigs and options for up to two additional drilling units. The first two rigs will cost approximately $285 million each, with the two option rigs priced slightly higher. Construction of the first new semisubmersible rig will commence in the second quarter of 2001 and is expected to be completed in approximately 30 months. The second rig is expected to commence 18

                       SANTA FE INTERNATIONAL CORPORATION
        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

months into the construction of the first rig, with completion expected within 24 months. It is anticipated that the first semisubmersible will be delivered in late 2003.

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

NOTE 4 - INCOME TAXES

         The Company is not subject to income taxes in the Cayman Islands. All of the Company's income before provision for taxes on income and the related provision for taxes on income relates to operations in jurisdictions other than the Cayman Islands. The relationship between income before provision for taxes on income and the provision for taxes on income varies from period to period because each jurisdiction in which the Company operates has its own system of taxation (not only with respect to the nominal rate, but also with respect to the allowability of deductions, credits and other benefits) and because the amounts earned in, and subject to tax by, each jurisdiction varies from period to period. The provisions for taxes on income for the three month periods ended March 31, 2001 and 2000, respectively, were recognized based upon the expected annualized relationship.

NOTE 5 - SEGMENT INFORMATION

         The Company currently has six reportable segments, defined as different equipment classifications, or by contract terms in the case of drilling related services, as follows: heavy duty harsh environment jackup rigs, semisubmersible rigs, 300 to 350 foot premium cantilever jackup rigs, 200 to 250 foot jackup rigs, land rigs and drilling related services.

                       SANTA FE INTERNATIONAL CORPORATION
        NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

         Santa Fe management evaluates performance based upon the operating margin (operating revenues less operating expenses) generated by the segment. For further details of operating margin by segment, see "Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations." There are no intersegment sales and transfers due to the nature of the business of the segments. The following table sets forth operating revenue and segment income for each of the reportable segments and reconciles total segment income to consolidated income before provision for taxes on income.


                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
                                                            (in thousands)

OPERATING REVENUES
  Heavy duty harsh environment jackup rigs           $     47,078    $     55,395
  Semisubmersible rigs                                     14,543           5,364
  300-350 foot premium cantilever jackup rigs              28,333          13,699
  200-250 foot jackup rigs                                 25,566          14,419
                                                     ------------    ------------
    Total marine rigs                                     115,520          88,877
  Land rigs                                                32,171          34,592
  Drilling related services                                19,391           8,787
  Other                                                       171             292
                                                     ------------    ------------
    Total operating revenues                         $    167,253    $    132,548
                                                     ============    ============

SEGMENT INCOME (LOSS)

  Heavy duty harsh environment jackup rigs           $     21,949    $     31,717
  Semisubmersible rigs                                      2,954          (9,639)
  300-350 foot premium cantilever jackup rigs               7,245          (1,819)
  200-250 foot jackup rigs                                  8,067          (1,360)
                                                     ------------    ------------
    Total marine rigs                                      40,215          18,899
  Land rigs                                                (1,332)          4,792
  Drilling related services                                 4,760           2,481
  Other                                                    (2,458)         (2,342)
                                                     ------------    ------------
    Total segment income                                   41,185          23,830
                                                     ------------    ------------
Unallocated amount:
  General and administrative                                5,408           4,121
                                                     ------------    ------------
      Operating income                                     35,777          19,709
                                                     ------------    ------------
Other income                                                4,989           2,462
                                                     ------------    ------------
  INCOME BEFORE PROVISION FOR TAXES ON INCOME        $     40,766    $     22,171
                                                     ============    ============

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

         The contract drilling industry is a highly competitive and cyclical industry that is influenced by customer drilling budgets and expenditures which in large part are influenced by oil and natural gas pricing, supply and demand. During an up cycle, our drilling services are in high demand resulting in high utilization and we generally are able to contract our drilling fleet at high dayrates. To improve utilization, realize higher dayrates or retain market share, we may move our rigs from one market to another. During the accounting period in which a rig is moved to a new market, revenues generally are adversely affected unless demand for rigs is sufficiently tight to cause the oil company to pay for the rig move. Revenue and utilization can also increase as a result of the acquisition of rigs.

         During an industry down cycle demand for rigs declines and we must compete aggressively for drilling contracts generally at lower rates. As an additional response to negative changes in demand and dayrate conditions, we may withdraw a rig from the market by "stacking" it in an idle mode which may result in terminating the employment of all or part of the associated rig crews.

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

         In December 2000, Santa Fe's Board of Directors authorized the construction of two deepwater semisubmersibles and up to four high performance jackup drilling rigs contingent upon successful negotiation of construction contracts that meet the parameters and conditions established by the Board. We anticipate that the rig building program will be funded through existing cash balances plus cash flow to be generated over the program's duration; however, we may borrow some of the required funds if conditions warrant. Although the new rigs are being built without benefit of drilling contracts, we expect such contracts will be in place for each unit prior to delivery.

         In February 2001, we executed a Letter of Award with PPL Shipyard PTE, Ltd. of Singapore ("PPL") for construction of two high performance jackup rigs with options for construction of up to four additional jackup units. The first two rigs will cost approximately $125 million each, with the first two option jackups priced slightly higher. Definitive contracts for construction of two jackup rigs, with options for additional units, have now been executed. The construction contracts are on a fixed price basis, resulting in minimal risk of cost overrun. Each construction contract is subject to price adjustment for Santa Fe-approved changes and delayed delivery of owner furnished equipment. Each jackup rig will take approximately two years to complete, and construction of the second rig will begin approximately one year into construction of the first rig. It is anticipated that the first jackup will be delivered in early 2003.

         In April 2001, we announced that a Letter of Award had been executed with PPL for the construction of two deepwater semisubmersible drilling rigs and options for up to two additional drilling units. The first two rigs will cost approximately $285 million each, with the two option rigs priced slightly higher. Construction of the first new semisubmersible rig will commence in the second quarter of 2001 and is expected to be completed in approximately 30 months. The second rig is expected to commence 18 months into the construction of the first rig, with completion expected within 24 months. It is anticipated that the first semisubmersible will be delivered in late 2003.

         In 1998 the price of oil declined sharply in response to the widespread belief that the supply of oil significantly exceeded demand. One consequence was that oil companies reduced their exploration and development expenditures, which in turn resulted in the demand for drilling rigs declining sharply. During 1999 and 2000, our revenues declined each succeeding quarter. By late 1999, it became clear that there was no excess oil in the market and the price of oil quickly recovered to the $28 - $32 per barrel price range. Meanwhile supplies of thousand cubic feet. Oil and gas companies in the Gulf of Mexico significantly increased their exploration and development budgets, thereby increasing the demand for drilling services. Demand for drilling services in international drilling markets trailed the recovery in the Gulf of Mexico until the first quarter of 2000.

         Although higher oil and natural gas prices and increasing oil company expenditure budgets benefited drilling operations in 2000, the drilling industry is still recovering from the latest downturn in rig utilization and dayrates. We believe that if oil and natural gas prices remain at or around current levels these companies will incrementally increase their spending for the next several years and the offshore drilling market will continue to improve accordingly.

         Operating revenues for the first quarter of 2001 increased approximately 5% compared with fourth quarter 2000, primarily due to increased dayrates for our marine rigs fleet and increased utilization of our leased semisubmersible rig, the Dada Gorgud, following its return to work after the 2000 completion of its upgrade in Azerbaijan. Operating expenses increased nearly 7% in the first quarter of 2001 compared to the fourth quarter of 2000, mainly due to costs incurred during unanticipated jacking gear repairs on the Monarch and higher costs related to increased utilization of the Dada Gorgud. Net income for the first quarter of 2001 increased approximately 2% as compared to the fourth quarter of 2000 primarily as a result of increased operating margins and higher investment income.

         The following table presents data relating to the Company's operating revenues, operating costs, rig fleet utilization and average dayrates by segment, as well as for operating margin and operating income. Data related to operations of our leased semisubmersible rig, which is included in our drilling related services segment, is presented as well.


                                                        THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------------
                                                           2001              2000
                                                     ---------------    ---------------
                                                     (in thousands except as indicated)

OPERATING REVENUES

  Heavy duty harsh environment jackup rigs           $        47,078    $        55,395
  Semisubmersible rigs                                        14,543              5,364
  300-350 foot premium cantilever jackup rigs                 28,333             13,699
  200-250 foot jackup rigs                                    25,566             14,419
                                                     ---------------    ---------------
    Total marine rigs                                        115,520             88,877
  Land rigs                                                   32,171             34,592
  Drilling related services                                   19,391              8,787
  Other                                                          171                292
                                                     ---------------    ---------------
    Total operating revenues                                 167,253            132,548
                                                     ---------------    ---------------

OPERATING COSTS(1)

  Heavy duty harsh environment jackup rigs                    18,770             17,385
  Semisubmersible rigs                                         9,694             13,181
  300-350 foot premium cantilever jackup rigs                 17,532             12,664
  200-250 foot jackup rigs                                    14,800             13,686
                                                     ---------------    ---------------
    Total marine rigs                                         60,796             56,916
  Land rigs                                                   26,942             23,632
  Drilling related services                                   13,584              6,081
  Other                                                        2,025              2,014
                                                     ---------------    ---------------
    Total operating costs                                    103,347             88,643
                                                     ---------------    ---------------
    OPERATING MARGIN                                          63,906             43,905
                                                     ---------------    ---------------
  Depreciation and amortization                               22,719             20,359
  General and administrative                                   5,408              4,121
  Loss (gain) on sale of assets                                    2               (284)
                                                     ---------------    ---------------
    OPERATING INCOME                                 $        35,777    $        19,709
                                                     ===============    ===============
OPERATING INCOME AS A PERCENTAGE OF REVENUES                    21.4%              14.9%
                                                     ===============    ===============
RIG FLEET UTILIZATION (IN PERCENTAGES)

  Heavy duty harsh environment jackup rigs                      87.4%              91.9%
  Semisubmersible rigs                                          99.3%              33.3%
  300-350 foot premium cantilever jackup rigs                   97.2%              67.3%
  200-250 foot jackup rigs                                      92.6%              72.3%
    Total marine rigs                                           93.8%              70.6%
  Land rigs                                                     70.6%              68.1%
  Leased rig operations - semisubmersible                       95.6%             100.0%

AVERAGE DAYRATES (IN WHOLE DOLLARS)

  Heavy duty harsh environment jackup rigs           $        99,742    $       110,349
  Semisubmersible rigs                                        54,265             58,945
  300-350 foot premium cantilever jackup rigs                 36,001             24,862
  200-250 foot jackup rigs                                    38,330             27,413
    Total marine rigs                                         52,653             53,220
  Land rigs                                                   15,334             16,924
  Leased rig operations - semisubmersible                     81,314             58,412


--------------------
(1) Exclusive of depreciation which is presented separately below.

QUARTERS ENDED MARCH 31, 2001 AND 2000

         OPERATING REVENUES. Total operating revenues for the quarter ended March 31, 2001 increased $34.7 million, or 26.2%, compared to the quarter ended March 31, 2000.

o    Revenues from our marine fleet increased $26.6 million, or 30.0%.

     o Heavy duty harsh environment jackups decreased $8.3 million (15.0%) primarily due to lower average dayrates ($4.6 million) and lower utilization ($3.7 million), mainly due to idle time incurred on the Monarch while in the shipyard for jacking gear repairs.

     o Semisubmersible rigs increased $9.2 million (171.1%) mainly due to increased utilization of the Aleutian Key and Rig 135 ($8.7 million) as the rigs returned to work following completion of repair programs, as well as higher average dayrates ($0.5 million).

     o 300-350 foot premium cantilever jackup rigs increased $14.6 million (106.8%) due to a 45% increase in average dayrates ($7.6 million) and increased utilization ($7.0 million).

     o 200-250 foot jackup rigs increased $11.1 million (77.3%) mainly due to a 40% increase in dayrates ($6.6 million) and increased utilization ($4.5 million).

o Revenues from our land rigs decreased $2.4 million, or 7.0%, mainly due to decreased utilization in Venezuela ($4.3 million) and lower average dayrates earned ($1.1 million), partially offset by increased utilization in Egypt and Saudi Arabia ($3.0 million).

o    Revenues from drilling related services increased $10.6 million, or 120.7%.

     o Increased utilization and dayrates for our leased semisubmersible rig operating in Azerbaijan, the Dada Gorgud, resulted in a revenue increase of $6.0 million.

     o Revenues earned from third party rig operations increased $3.9 million mainly due to higher activity levels in the North Sea.

     o Revenues from our platform rig in the North Sea increased $0.6 million primarily due to increased rig utilization.

o OPERATING COSTS. Total operating costs for the quarter ended March 31, 2001 increased $14.7 million, or 16.6%, compared to the quarter ended March 31, 2000.

o    Operating costs for our marine fleet increased $3.9 million, or 6.8%.

     o Heavy duty harsh environment jackup rigs increased $1.4 million (8.0%) primarily due to unanticipated repair costs incurred on the Monarch while undergoing jacking gear repairs ($1.2 million).

     o Semisubmersible rigs decreased $3.5 million (26.5%) primarily due to $3.9 million in non-recurring maintenance costs incurred in 2000 for Rig 135 and the Aleutian Key.

     o 300-350 foot premium cantilever jackup rigs increased $4.9 million (38.4%) primarily due to increased Key Hawaii utilization and maintenance costs ($1.4 million), higher Galveston Key mobilization, labor and support costs ($0.8 million), increased Rig 136 utilization and mobilization costs ($0.7 million), higher Key Gibraltar maintenance, labor and support costs ($0.7 million) and other labor costs ($1.0 million), mainly in Egypt.

     o 200-250 foot jackup rigs increased $1.1 million (8.1%) mainly due to increased utilization of the Key Victoria ($1.3 million) and increased labor costs ($0.9 million), mainly in Egypt, partially offset by lower maintenance and labor costs for the Key Bermuda ($1.0 million).

o Operating costs for our land rigs increased $3.3 million, or 14.0%, mainly due to increased utilization in Egypt and Saudi Arabia ($2.4 million), higher labor costs, mainly in Egypt ($1.7 million) and higher maintenance costs ($1.0 million), partially offset by decreased utilization in Venezuela ($2.2 million).

o Operating costs for drilling related services increased $7.5 million, or 123.4%.

     o Increased utilization for the Dada Gorgud resulted in a $3.5 million increase in operating costs.

     o Operating costs for third party rig operations increased $3.1 million mainly due to higher activity levels in the North Sea.

     o Costs for our platform rig in the North Sea increased $0.3 million primarily due to increased rig utilization.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.4 million (11.6%) for the quarter ended March 31, 2001 as compared with the same period in the prior year.

o Depreciation of our leased semisubmersible rig Dada Gorgud increased $0.9 million.

o    The remaining increase was from depreciation of other capital additions.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.3 million (31.2%) primarily due to increased personnel levels, higher employee benefit costs and increased professional services.

         OTHER INCOME (EXPENSE), NET. Other income increased $2.5 million for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000, mainly due to higher investment income and foreign exchange gains.

         PROVISION FOR TAXES ON INCOME. The provision for taxes on income for the quarter ended March 31, 2001 increased $2.4 million compared to the same quarter of 2000. The Company's annualized effective tax rate is expected to decrease to 15.5% for calendar 2001, down from 17.7% for calendar 2000 due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which the Company operates. The quarterly decrease from 17.6% to 15.5% reflects the expected full year rate.

         NET INCOME. Net income for the quarter ended March 31, 2001 increased $16.1 million (88.5%) to $34.4 million as compared to $18.3 million for the quarter ended March 31, 2000, primarily due to:

o    $34.7 million increased operating revenues and

o    $2.5 million increased other income (expense), net,

partially offset by:

o    $14.7 million increased operating costs,

o    $2.4 million increased depreciation and amortization,

o    $1.3 million increased general and administrative, and

o    $2.4 million increased provision for taxes on income.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $61.6 million during the three months ended March 31, 2001 compared to an increase of $148.6 million for the three months ended March 31, 2000.

o Net cash provided by operating activities increased $22.1 million for the three months ended March 31, 2001 compared to the same period in 2000.

     o The increase in cash flows from operations was primarily attributable to changes in income before non-cash charges and working capital requirements.

o    Cash provided by investing activities decreased $107.1 million.

     o Cash provided by net maturities and purchases of marketable securities decreased $87.6 million.

     o   Cash used for capital spending increased $11.9 million.

         o Expansion capital spending for new land rigs in Venezuela was $4.2 million for the three months ended March 31, 2001, with no corresponding spending in 2000.

         o Spending to meet contractual obligations to customers and for rig upgrade, maintenance and enhancement projects increased $7.7 million for the three months ended March 31, 2001 compared to the same period in 2000.

     o Advance payments for drilling rigs under construction used $7.2 million for the three months ended March 31, 2001.

         o Such funds represent advance payments made under the construction contract for the first of two new jackup rigs.

o No cash was used in financing activities for the three months ended March 31, 2001, while $1.8 million was used in financing activities for the three months ended March 31, 2000.

     o Cash was used to pay dividends of $3.7 million to shareholders in each period.

     o Cash was provided from the issuance of shares under Santa Fe's various share options and award plans of $3.7 million for the three months ended March 31, 2001 and $1.9 million for the corresponding period in 2000.

         We have budgeted approximately $356.5 million for capital expenditures during the year ending December 31, 2001. We currently expect to spend approximately $245 million during 2001.

o Capital spending to meet routine rig maintenance and contractual obligations for customers and for rig upgrade, modernization and enhancement projects was budgeted to require approximately $83.9 million, representing numerous individual transactions spread over the course of the year.

         o    We currently expect to spend the full amount budgeted.

o $272.6 million was budgeted for expansion capital spending. We currently expect to spend approximately $161.4 million on expansion projects in 2001.

o $95.0 million was budgeted for expenditures in 2001 related to construction of a deepwater semisubmersible rig.

     o A Letter of Award for construction of two deepwater semisubmersible rigs has been executed with PPL at a cost of approximately $285 million per rig.

     o Construction of the first semisubmersible rig is expected to begin in the second quarter of 2001, with follow-on construction of the second semisubmersible expected to begin in late 2002.

     o We currently expect to spend $70.0 million related to construction of a deepwater semisubmersible rig in 2001.

o $62.6 million was budgeted for 2001 expenditures related to construction of a premium jackup rig.

     o Definitive contracts for construction of two jackup rigs have been executed with PPL at a cost of approximately $125 million per rig.

     o Initial construction expenditures have begun for the first jackup, with follow-on construction of the second jackup expected to begin in the first quarter of 2002.

     o For the year ended December 31, 2001, we currently expect to spend $61.4 million related to construction of our first premium jackup newbuild rig and $10.0 million for initial equipment purchases related to construction of our second premium jackup.

o $95.0 million was budgeted for a harsh environment land rig and its support facilities.

     o    These funds will not be spent in 2001.

o $20.0 million was budgeted for two 2,000 horsepower rigs designated for work in Venezuela.

     o This work is underway, and we expect the rigs to be placed in service during the third and fourth quarters of 2001.

         It is expected that the entire 2001 capital program will be funded from cash on hand and internally generated funds. Future capital spending, particularly rig fleet additions other than those whose construction is currently under contract or Letter of Award, is subject to the Company's prospects for securing appropriate drilling contract opportunities and the availability of suitable rigs, rig components, construction facilities and supplies.

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

         On March 11, 2001, the Company's Board of Directors declared a regular quarterly dividend of $0.0325 per Ordinary Share payable on April 16, 2001 to holders of record at the close of business March 30, 2001. The Company's current dividend policy contemplates payment of future quarterly dividends of $0.0325 per Ordinary Share.

         The Company's principal source of funds has been cash flow from operations. The Company believes available cash resources and cash flows from operations will be sufficient to meet its capital requirements during 2001.

         The Company currently has a $35 million uncommitted credit facility for advances and letters of credit with a major bank, none of which was drawn or subject to standby letters of credit at March 31, 2001.

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

CREDIT RISKS

         Our customers consist primarily of major international, state owned and large independent oil companies and their affiliates. We have not incurred any charges for credit losses during the last five years; however, there is no assurance that such charges will not occur in the future. We are currently in payment term negotiations with a customer three months in arrears on invoices for a recently completed marine rig contract offshore Venezuela. Any charges for credit losses will adversely affect Santa Fe's profitability.

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

         The objectives of the Company's short-term investments are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, the Company's investment portfolio consists primarily of high credit quality Eurodollar debt securities and commercial paper. For the three months ended March 31, 2001, had short-term interest rates averaged 10% lower than actually earned, the Company's interest income for the three months would change by approximately $0.5 million. This estimate was determined by applying the hypothetical interest rate change to the Company's average short-term investment balance for the three months ended March 31, 2001.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits

    The following exhibits are filed in connection with this Report:

10.40 Overall Agreement between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001

10.41 Amendment of Overall Agreement between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001

10.42 Contract for the Construction and Sale of a Jackup Drilling Unit (Hull No. 2001) between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001

10.43 Contract for the Construction and Sale of a Jackup Drilling Unit (Hull No. 2002) between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001

         b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on March 12, 2001 reporting under Item 5. thereof the resignation of a member of its Board of Director, Dr. Richard N. Haass, effective March 9, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2001                    SANTA FE INTERNATIONAL CORPORATION




                                     By: /s/ S. M. McCarty
                                        ----------------------------------------
                                         S. M. McCarty, Senior Vice President
                                             and Chief Financial Officer

                               INDEX OF EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

10.40    Overall Agreement between Santa Fe International Corporation and PPL
         Shipyard PTE, Ltd. of Singapore, dated February 1, 2001

10.41    Amendment of Overall Agreement between Santa Fe International
         Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1,
         2001

10.42    Contract for the Construction and Sale of a Jackup Drilling Unit (Hull
         No. 2001) between Santa Fe International Corporation and PPL Shipyard
         PTE, Ltd. of Singapore, dated February 1, 2001

10.43    Contract for the Construction and Sale of a Jackup Drilling Unit (Hull
         No. 2002) between Santa Fe International Corporation and PPL Shipyard
         PTE, Ltd. of Singapore, dated February 1, 2001