Form 10-Q
period 2001-06-30
SANTA FE INTERNATIONAL CORP/
filed 2001-08-03
CIK 1038914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     As of July 31, 2001, 115,483,594 ordinary shares, par value $.01 per share, were outstanding.

           SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                               INDEX TO FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


                                                                                                   Page
                                                                                                    No.
                                                                                                   -----
COVER PAGE                                                                                            1

DOCUMENT TABLE OF CONTENTS                                                                            2

PART I - FINANCIAL INFORMATION

           Item 1.  Interim Condensed Financial Statements (Unaudited)

                  Consolidated Statements of Operations and Retained Earnings for the Three and
                  Six Months ended June 30, 2001 and 2000                                             3

                  Consolidated Balance Sheets as of June 30, 2001 and
                  December 31, 2000                                                                   4

                  Consolidated Statements of Cash Flows for the Six Months ended
                  June 30, 2001 and 2000                                                              5

                  Notes to the Consolidated Financial Statements                                      6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                 10

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        20

PART II - OTHER INFORMATION                                                                           20

           Item 1.  Legal Proceedings                                                                 20

           Item 4.  Submission of Matters to a Vote of Security Holders                               21

           Item 6.  Exhibits and Reports on Form 8-K                                                  21


SIGNATURES                                                                                            22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
          (U.S. dollars, in thousands, except share and per share data)

                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                           ------------------------------    ------------------------------
                                                               2001             2000             2001             2000
                                                           -------------    -------------    -------------    -------------
Operating revenues                                         $     183,655    $     146,285    $     350,908    $     278,833
Operating costs                                                  110,902           92,664          214,249          181,307
                                                           -------------    -------------    -------------    -------------
   Operating margin                                               72,753           53,621          136,659           97,526

Other operating costs and expenses:
 Depreciation and amortization                                    23,000           20,362           45,719           40,721
 General and administrative                                        5,209            4,296           10,617            8,417
 (Gain) loss on sale of assets                                   (21,562)             (50)         (21,560)            (334)
                                                           -------------    -------------    -------------    -------------
Operating income                                                  66,106           29,013          101,883           48,722

Other income (expense):
   Investment income                                               4,496            4,450            9,600            8,040
   Other, net                                                       (800)            (326)            (915)          (1,454)
                                                           -------------    -------------    -------------    -------------
Income before provision for taxes on income                       69,802           33,137          110,568           55,308
Provision for taxes on income (Note 4)                             8,796            5,945           15,127            9,847
                                                           -------------    -------------    -------------    -------------
Net income                                                        61,006           27,192           95,441           45,461
                                                           -------------    -------------    -------------    -------------
Retained earnings as of the beginning of the period              816,082          707,702          785,399          693,168
Dividends declared ($0.0325 per share per quarter)                (3,753)          (3,742)          (7,505)          (7,477)
                                                           -------------    -------------    -------------    -------------
Retained earnings as of the end of the period              $     873,335    $     731,152    $     873,335    $     731,152
                                                           =============    =============    =============    =============

Income per Ordinary Share:
   Basic                                                   $        0.53    $        0.24    $        0.83    $        0.40
                                                           =============    =============    =============    =============
   Diluted                                                 $        0.52    $        0.23    $        0.82    $        0.39
                                                           =============    =============    =============    =============
Weighted average ordinary and ordinary equivalent
 shares used in Ordinary Share computations:
   Basic                                                     115,263,874      114,916,587      115,219,099      114,913,712
                                                           =============    =============    =============    =============
    Effect of dilutive securities - employee and
      non-employee director stock options                      1,790,130        1,708,898        1,852,396        1,584,758
                                                           -------------    -------------    -------------    -------------
   Diluted                                                   117,054,004      116,625,485      117,071,495      116,498,470
                                                           =============    =============    =============    =============

           See notes to unaudited consolidated financial statements.

           SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (U.S. dollars, in thousands, except share data)


                                                                       June 30, 2001    December 31, 2000
                                                                       -------------    -----------------
                                           ASSETS
Current assets:
  Cash and cash equivalents                                            $     266,543    $         146,836
  Marketable securities                                                      120,802              177,906
  Accounts receivable                                                        169,728              147,099
  Inventories                                                                 43,730               37,595
  Prepaid expenses and other current assets                                   15,266               12,796
                                                                       -------------    -----------------
   Total current assets                                                      616,069              522,232
                                                                       -------------    -----------------
Property and equipment, at cost                                            2,258,926            2,232,085
  Less accumulated depreciation and amortization                          (1,158,310)          (1,128,770)
                                                                       -------------    -----------------
  Property and equipment, net                                              1,100,616            1,103,315
Other noncurrent assets                                                       73,058               68,093
                                                                       -------------    -----------------
   Total assets                                                        $   1,789,743    $       1,693,640
                                                                       =============    =================

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                      $      64,297    $          68,370
 Accrued liabilities                                                         118,113              109,902
                                                                       -------------    -----------------
   Total current liabilities                                                 182,410              178,272
Other noncurrent liabilities                                                  40,490               41,141
                                                                       -------------    -----------------
   Total liabilities                                                         222,900              219,413

Commitments and contingencies (Note 3)

Shareholders' equity:
 Ordinary shares par value $.01; 600,000,000 shares authorized,
   115,476,477 and 115,229,133 shares issued and outstanding at
   June 30, 2001 and December 31, 2000, respectively                           1,155                1,152
 Additional paid-in capital                                                  692,353              687,676
 Retained earnings                                                           873,335              785,399
                                                                       -------------    -----------------
  Total shareholders' equity                                               1,566,843            1,474,227
                                                                       -------------    -----------------
  Total liabilities and shareholders' equity                           $   1,789,743    $       1,693,640
                                                                       =============    =================

           See notes to unaudited consolidated financial statements.

           SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (U.S. dollars, in thousands)


                                                                    Six Months Ended June 30,
                                                                    --------------------------
                                                                       2001            2000
                                                                    ----------      ----------
Operating activities:

  Net income                                                        $   95,441      $   45,461
  Adjustments to reconcile net income to net cash provided
     by operating activities:

     Depreciation and amortization                                      45,719          40,721
     (Gain) loss on sale of assets                                     (21,560)           (334)
     Accretion of interest income and gains on sales
       of marketable securities                                         (4,908)         (2,033)
     Deferred income tax benefit                                            --            (561)

  Changes in operating assets and liabilities:

     Accounts receivable                                               (22,629)        (24,271)
     Inventories                                                        (7,856)          4,504
     Prepaid expenses and other current assets                          (2,470)          3,411
     Accounts payable                                                   (4,073)           (760)
     Accrued liabilities                                                 8,257          (5,790)
  Other noncurrent assets and liabilities                                 (355)        (11,787)
                                                                    ----------      ----------
     Net cash provided by operating activities                          85,566          48,561

Investing activities:

  Capital expenditures                                                 (48,068)        (22,374)
  Advance payments for drilling rigs                                    (7,237)             --
  Proceeds from sales of property and equipment                         30,773             584
  Maturities of marketable securities                                  184,515         148,254
  Purchases of marketable securities                                  (122,503)       (141,960)
                                                                    ----------      ----------
     Net cash provided by investing activities                          37,480         (15,496)

Financing activities:

  Dividends paid                                                        (7,490)         (7,464)
  Issuance of shares under the Employee Share Purchase Plan              4,151           1,964
                                                                    ----------      ----------
     Net cash used for financing activities                             (3,339)         (5,500)
                                                                    ----------      ----------

Net increase in cash and cash equivalents                              119,707          27,565
Cash and cash equivalents at beginning of period                       146,836          99,692
                                                                    ----------      ----------
Cash and cash equivalents at end of period                          $  266,543      $  127,257
                                                                    ==========      ==========
Supplemental disclosures of cash flow information:
  Income taxes paid                                                 $    8,361      $   10,145
                                                                    ==========      ==========

           See notes to unaudited consolidated financial statements.

                       SANTA FE INTERNATIONAL CORPORATION
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         Santa Fe International Corporation ("Santa Fe" or the "Company"), a Cayman Islands corporation, owns and operates a high quality, technologically advanced fleet of 26 marine and 31 land drilling rigs and provides drilling related services to the petroleum industry worldwide.

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

         Holders of Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, the Company may pay dividends or make other distributions to its shareholders, in such amounts as the Board of Directors deems appropriate from the profits of the Company or out of the Company's share premium account (equivalent to additional paid-in capital) if the Company thereafter has the ability to pay its debts as they come due. At June 30 2001, the Company had declared dividends that had not been paid amounting to $3,753,000.

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

         The condensed consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are of a normal recurring nature unless otherwise identified. Results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         At June 30, 2001, marketable securities consisted primarily of Eurodollar debt securities and commercial paper. Cost approximates market value.

Comprehensive Income

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three and six month periods ended June 30, 2001 and 2000, respectively, the Company realized no such transactions other than those reported in net income.

Business Combinations

         The Financial Accounting Standards Board has issued two new pronouncements, Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 prescribes the accounting treatment and disclosures to be accorded to all business combinations effective after June 30, 2001. SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The Company does not believe that the adoption of SFAS 141 and SFAS 142 will have a significant effect on the financial position and results of operations of the Company.

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

                       SANTA FE INTERNATIONAL CORPORATION
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company has executed fixed price contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two high performance jackup rigs at approximately $125 million each with options for construction of additional jackup units, the first two of which are at a similar price. Initial work is underway on the first rig. Each jackup rig will take approximately two years to complete. Construction of the second rig will begin approximately one year into construction of the first rig. It is anticipated that the first jackup will be delivered in early 2003.

         In April 2001, the Company announced that a Letter of Award had been executed with PPL Shipyard PTE, Ltd. of Singapore for the construction of two deepwater semisubmersible drilling rigs, plus options for two additional drilling units. The first two rigs will cost approximately $285 million each, with the two option rigs priced slightly higher. The Company is in final contract negotiations with the shipyard. Construction of the first new semisubmersible will commence in the third quarter of 2001. The second rig is expected to commence 18 months into the construction of the first rig, with completion expected within 24 months. It is anticipated that the first semisubmersible will be delivered in late 2003.

         The Company is a defendant in a lawsuit originally filed in the United States District Court for the Southern District of Texas, Galveston Division which was recently transferred to the Houston Division. In the suit, the named plaintiffs purport to be members of an "offshore worker" class and allege that approximately 20 offshore drilling contractor defendants, including the Company, have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. Plaintiffs seek treble damages, attorneys' fees and costs on behalf of themselves and the alleged class of similarly situated offshore workers. The court has not ruled on the issue of whether the plaintiff has established the requirements for bringing this case as a "class action" on behalf of other similarly situated employees. Certain of the other defendants have entered into settlement agreements, pursuant to which they have agreed to pay settlement amounts[]. The Company vigorously denies the allegations and, while the outcome of any lawsuit is unpredictable, management does not believe based upon information presently available that the outcome of this suit will have a material adverse affect on its financial condition or results of operations.

NOTE 4 - INCOME TAXES

         The Company is not subject to income taxes in the Cayman Islands. All of the Company's income before provision for taxes on income and the related provision for taxes on income relates to operations in jurisdictions other than the Cayman Islands. The relationship between income before provision for taxes on income and the provision for taxes on income varies from period to period because each jurisdiction in which the Company operates has its own system of taxation (not only with respect to the nominal rate, but also with respect to the allowability of deductions, credits and other benefits) and because the amounts earned in, and subject to tax by, each jurisdiction varies from period to period. The provisions for taxes on income for the three and six month periods ended June 30, 2001 and 2000, respectively, were recognized based upon the expected annualized relationship.

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

                                                       THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------        ----------------------------
                                                          2001              2000              2001              2000
                                                       ----------        ----------        ----------        ----------
                                                                                 (in thousands)
OPERATING REVENUES
Heavy duty harsh environment jackup rigs               $   52,975        $   53,001        $  100,053        $  108,396
Semisubmersible rigs                                       14,038             8,092            28,581            13,456
300-350 foot premium cantilever jackup rigs                30,052            17,384            58,385            31,083
200-250 foot jackup rigs                                   26,175            15,055            51,741            29,474
                                                       ----------        ----------        ----------        ----------
     Total marine rigs                                    123,240            93,532           238,760           182,409
Land rigs                                                  36,190            33,238            68,361            67,830
Drilling related services                                  23,843            19,197            43,234            27,984
Other                                                         382               318               553               610
                                                       ----------        ----------        ----------        ----------
     Total operating revenues                          $  183,655        $  146,285        $  350,908        $  278,833
                                                       ==========        ==========        ==========        ==========

SEGMENT INCOME (LOSS)
Heavy duty harsh environment jackup rigs               $   26,251        $   28,673        $   48,200        $   60,391
Semisubmersible rigs                                         (635)           (6,762)            2,319           (16,400)
300-350 foot premium cantilever jackup rigs                 7,641                34            14,886            (1,784)
200-250 foot jackup rigs (1)                               31,500               144            39,567            (1,215)
                                                       ----------        ----------        ----------        ----------
     Total marine rigs                                     64,757            22,089           104,972            40,992
Land rigs                                                     492             4,186              (840)            8,975
Drilling related services                                   6,001             8,811            10,761            11,293
Other                                                          65            (1,777)           (2,393)           (4,121)
                                                       ----------        ----------        ----------        ----------
     Total segment income                                  71,315            33,309           112,500            57,139
                                                       ----------        ----------        ----------        ----------
Unallocated amount:
General and administrative                                  5,209             4,296            10,617             8,417
                                                       ----------        ----------        ----------        ----------
     Operating income                                      66,106            29,013           101,883            48,722
                                                       ----------        ----------        ----------        ----------
Other income                                                3,696             4,124             8,685             6,586
                                                       ----------        ----------        ----------        ----------
INCOME BEFORE PROVISION FOR TAXES ON INCOME            $   69,802        $   33,137        $  110,568        $   55,308
                                                       ==========        ==========        ==========        ==========

----------
(1) Includes $21.4 million in non-recurring gains from rig sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements regarding future performance and results and the other statements that are not historical facts contained in this report are forward-looking statements. Statements made in this document that state Santa Fe's or management's intentions, hopes, opinions, plans, estimates, beliefs, expectations, anticipations or predictions of the future and words of similar import are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements involve risks and uncertainties including, but not limited to, the risks involved in dealing with other parties, including the risk that other parties' commitments to us and our subsidiaries could be breached, changes in the markets for oil and natural gas and for drilling rigs and the risks of doing business in changing markets and changing costs and other factors discussed herein and in our other Securities and Exchange Commission filings. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

         During an industry down cycle, demand for rigs declines and we must compete aggressively for drilling contracts at generally lower rates. As an additional response to negative changes in demand and dayrate conditions, we may withdraw a rig from the market by "stacking" it in idle mode, which may result in terminating the employment of all or part of the associated rig crews.

     The volatility of our business is caused by many factors beyond our control, including:

     o   the current and anticipated prices of oil and natural gas;

     o   the drilling expenditures of oil and gas companies;

     o political and economic factors, including war and civil disturbances, export sales restrictions, embargoes and expropriation or nationalization with or without compensation; and

     o the conversion of existing rigs and construction of new rigs by our competitors.

     Oil and natural gas prices are extremely volatile and are affected by numerous factors, including:

     o   worldwide demand for oil and natural gas;

     o the ability of the Organization of Petroleum Exporting Countries, also referred to as OPEC, to set and maintain production levels and pricing;

     o   the level of production of non-OPEC countries;

     o the policies of the various governments regarding exploration and development of their oil and natural gas reserves;

     o   advances in exploration and development technology; and

     o   the political environment of oil-producing regions.

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

         We have executed fixed price contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two high performance jackup rigs at approximately $125 million each with options for construction of additional jackup units, the first two of which are at a similar price. Initial work is underway on the first rig. Each jackup rig will take approximately two years to complete. Construction of the second rig will begin approximately one year into construction of the first rig. It is anticipated that the first jackup will be delivered in early 2003.

         In April 2001, we announced that a Letter of Award had been executed with PPL Shipyard PTE, Ltd. of Singapore for the construction of two deepwater semisubmersible drilling rigs, plus options for two additional drilling units. The first two rigs will cost approximately $285 million each, with the two option rigs priced slightly higher. We are in final contract negotiations with the shipyard. Construction of the first new semisubmersible rig will commence in the third quarter of 2001. The second rig is expected to commence 18 months into the construction of the first rig with completion expected within 24 months. It is anticipated that the first semisubmersible will be delivered in late 2003.

        Higher oil and natural gas prices increasingly benefited drilling operations in 2000 and the first half of 2001, and the drilling industry has essentially recovered from the latest downturn in rig utilization and dayrates. We believe that if oil and natural gas prices remain at or around current levels, the international offshore drilling market will continue to improve through the balance of 2001.

        Dayrates in the U.S. Gulf of Mexico drilling market tend to be more responsive to changes in oil and natural gas prices than those in international markets. Second quarter 2001 decreases in oil and natural gas prices resulted in what are presently believed to be temporary declines in U.S. Gulf of Mexico dayrates and utilization. For the six months ended June 30, 2001, the international markets in which we operate have continued to strengthen as the major and national oil and gas companies that dominate these markets have increased their exploration and production spending. We expect this trend to continue, leading to further growth in the international drilling market for the remainder of 2001.

        Operating revenues for the second quarter of 2001 increased approximately 10% compared with first quarter 2001, primarily due to increased dayrates for our marine rig fleet, higher utilization of our land rigs and higher drilling related services revenues. Operating expenses increased approximately 7% in the second quarter of 2001 compared to the first quarter of 2001, mainly due to increased costs incurred for maintenance and repairs on Galaxy I, Rig 140 and Parameswara, higher land rig utilization and increased drilling related services costs.

        During the quarter ended June 30, 2001, we completed the sales of three rigs that were idle in Venezuela, the 200-250 foot standard jackup rig Key Victoria and two land rigs, Rig 166 and Rig 167, for total proceeds approximating $30.5 million. Gains of $21.4 million were recognized from the sale transactions, with an additional $2.0 provided for income taxes above our expected tax requirement from ongoing operations.

        The following table presents data relating to the Company's operating revenues, operating costs, rig fleet utilization and average dayrates by segment, as well as for operating margin and operating income. Data related to operations of our leased semisubmersible rig, which is included in our drilling related services segment, is presented as well.

                                                             THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------         -----------------------------
                                                               2001               2000               2001               2000
                                                            ----------         ----------         ----------         ----------
                                                                             (in thousands except as indicated)
OPERATING REVENUES
     Heavy duty harsh environment jackup rigs               $   52,975         $   53,001         $  100,053         $  108,396
     Semisubmersible rigs                                       14,038              8,092             28,581             13,456
     300-350 foot premium cantilever jackup rigs                30,052             17,384             58,385             31,083
     200-250 foot jackup rigs                                   26,175             15,055             51,741             29,474
                                                            ----------         ----------         ----------         ----------
          Total marine rigs                                    123,240             93,532            238,760            182,409
     Land rigs                                                  36,190             33,238             68,361             67,830
     Drilling related services                                  23,843             19,197             43,234             27,984
     Other                                                         382                318                553                610
                                                            ----------         ----------         ----------         ----------
          Total operating revenues                             183,655            146,285            350,908            278,833
                                                            ----------         ----------         ----------         ----------
OPERATING COSTS (1)
     Heavy duty harsh environment jackup rigs                   20,380             18,020             39,150             35,405
     Semisubmersible rigs                                       12,765             13,043             22,459             26,224
     300-350 foot premium cantilever jackup rigs                18,907             14,399             36,439             27,063
     200-250 foot jackup rigs                                   13,057             12,951             27,857             26,637
                                                            ----------         ----------         ----------         ----------
          Total marine rigs                                     65,109             58,413            125,905            115,329
     Land rigs                                                  29,385             22,643             56,327             46,275
     Drilling related services                                  16,699             10,126             30,283             16,207
     Other                                                        (291)             1,482              1,734              3,496
                                                            ----------         ----------         ----------         ----------
          Total operating costs                                110,902             92,664            214,249            181,307
                                                            ----------         ----------         ----------         ----------
          OPERATING MARGIN                                      72,753             53,621            136,659             97,526
                                                            ----------         ----------         ----------         ----------
     Depreciation and amortization                              23,000             20,362             45,719             40,721
     General and administrative                                  5,209              4,296             10,617              8,417
     Loss (gain) on sale of assets                             (21,562)               (50)           (21,560)              (334)
                                                            ----------         ----------         ----------         ----------
          OPERATING INCOME                                  $   66,106         $   29,013         $  101,883         $   48,722
                                                            ==========         ==========         ==========         ==========
OPERATING INCOME AS A PERCENTAGE OF REVENUES                      36.0%              19.8%              29.0%              17.5%
                                                            ==========         ==========         ==========         ==========
RIG FLEET UTILIZATION (IN PERCENTAGES)
     Heavy duty harsh environment jackup rigs                    100.0%              91.9%              93.7%              91.9%
     Semisubmersible rigs                                         92.7%              59.7%              95.9%              45.6%
     300-350 foot premium cantilever jackup rigs                  88.9%              77.5%              93.0%              72.4%
     200-250 foot jackup rigs                                     90.0%              74.5%              91.3%              73.4%
          Total marine rigs                                       92.2%              77.9%              93.0%              75.1%
     Land rigs                                                    80.1%              65.5%              75.3%              66.8%
     Leased rig operations - semisubmersible                     100.0%             100.0%              97.8%             100.0%
AVERAGE DAYRATES (IN WHOLE DOLLARS)
     Heavy duty harsh environment jackup rigs               $   97,024         $  105,580         $   98,284         $  107,964
     Semisubmersible rigs                                       55,486             49,644             54,858             52,976
     300-350 foot premium cantilever jackup rigs                41,280             27,376             38,538             26,208
     200-250 foot jackup rigs                                   41,091             27,777             39,679             27,597
          Total marine rigs                                     56,950             50,077             54,787             51,296
     Land rigs                                                  15,687             16,906             15,519             16,915
     Leased rig operations - semisubmersible                    84,044             60,099             82,718             59,815


----------
(1) Exclusive of depreciation which is presented separately below.

QUARTERS ENDED JUNE 30, 2001 AND 2000

         OPERATING REVENUES. Total operating revenues for the quarter ended June 30, 2001 increased $37.4 million, or 25.6%, compared to the quarter ended June 30, 2000.

o   Revenues from our marine fleet increased $29.7 million, or 31.8%.

    o Semisubmersible rigs increased $5.9 million (73.5%) mainly due to increased utilization of the Aleutian Key and Rig 135 ($6.2 million) as the rigs returned to work following completion of repair programs and higher average dayrates (+$0.8 million), partly offset by lower utilization of Rig 140 while undergoing recertification ($1.1 million).

    o 300-350 foot premium cantilever jackup rigs increased $12.7 million (72.9%) due to a 51% increase in average dayrates ($8.7 million) and increased utilization ($4.0 million).

    o 200-250 foot standard jackup rigs increased $11.1 million (73.9%) mainly due to a 48% increase in dayrates ($8.4 million) and increased utilization ($2.7 million).

o Revenues from our land rigs increased $3.0 million, or 8.9%, mainly due to increased utilization in Venezuela ($3.8 million) and Saudi Arabia ($1.6 million), partially offset by lower average dayrates ($2.6 million).

o   Revenues from drilling related services increased $4.6 million, or 24.2%.

    o Higher dayrates for our leased semisubmersible rig operating in Azerbaijan, the Dada Gorgud, resulted in a revenue increase of $2.2 million.

    o Revenues earned from third party rig operations increased $1.2 million mainly due to higher activity levels in the North Sea.

    o Revenues from our platform rig in the North Sea increased $1.4 million primarily due to increased rig utilization.

         OPERATING COSTS. Total operating costs for the quarter ended June 30, 2001 increased $18.2 million, or 19.7%, compared to the quarter ended June 30, 2000.

o   Operating costs for our marine fleet increased $6.7 million, or 11.5%.

    o Heavy duty harsh environment jackup rigs increased $2.4 million (13.1%) primarily due to increased repair and maintenance cost incurred on the Galaxy I and Magellan ($1.9 million).

    o 300-350 foot premium cantilever jackup rigs increased $4.5 million (31.3%) primarily due to higher Galveston Key mobilization, labor and support costs ($0.9 million), increased operating and maintenance costs for the Parameswara ($1.1 million), increased Rig 136 maintenance and labor costs ($0.6 million), higher Compact Driller maintenance and support costs ($0.5 million) and higher Key Gibraltar maintenance, labor and support costs ($0.4 million) and other labor costs ($0.5 million), mainly in Egypt.

o Operating costs for our land rigs increased $6.7 million, or 29.8%, mainly due to increased utilization, primarily in Saudi Arabia ($2.1 million), higher labor costs, mainly in Egypt and Venezuela ($2.9 million), higher maintenance costs ($1.0 million) and higher mobilization costs ($0.4 million).

o Operating costs for drilling related services increased $6.6 million, or 64.9%.

    o Operating costs for the Dada Gorgud increased $1.0 million mainly due to higher labor, mobilization costs and equipment rental expenses.

    o Incentive drilling and third party rig operations costs increased $4.7 million mainly due to higher activity levels in the North Sea.

    o Costs for our platform rig in the North Sea increased $0.9 million primarily due to increased rig utilization.

o Other operating costs decreased $1.8 million (119.6%) primarily due to decreased provision for inventory obsolescence.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.6 million (13.0%) for the quarter ended June 30, 2001 as compared with the same period in the prior year. Depreciation of our leased semisubmersible rig Dada Gorgud increased $0.8 million, with the remaining increase generated from depreciation of other capital additions.

         GENERAL AND ADMINISTRATIVE. For the quarter ended June 30, 2001 compared to the same quarter in 2000, general and administrative expense increased $0.9 million (21.3%) primarily due to increased personnel levels, higher employee benefit costs and increased professional services.

         (LOSS) GAIN ON SALE OF ASSETS. Gains on asset sales increased $21.5 million during the quarter ended June 30, 2001 compared to the same period in 2000, primarily due to recognition of $21.4 million in gains on the sales of the standard jackup rig Key Victoria and two land rigs, Rig 166 and Rig 167.

         PROVISION FOR TAXES ON INCOME. The provision for taxes on income for the quarter ended June 30, 2001 increased $2.9 million compared to the same quarter of 2000. Excluding gains on non-recurring asset sales, our expected annualized effective tax rate is anticipated to decrease to 14.8% for calendar 2001, down from 17.7% for calendar 2000. This decrease is due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which the Company operates.

         NET INCOME. Net income for the quarter ended June 30, 2001 increased $33.8 million (124.4%) to $61.0 million as compared to $27.2 million for the quarter ended June 30, 2000, primarily due to:

o   $37.4 million increased operating revenues and
o   $21.5 million increased (loss) gain on sale of assets, net partially offset by:

o   $18.2 million increased operating costs,
o   $2.6 million increased depreciation and amortization and
o   $0.9 million increased general and administrative,
o   $0.4 million decreased other income (expense), net, and
o   $2.9 million increased provision for taxes on income.


SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         OPERATING REVENUES. Total operating revenues for the six months ended June 30, 2001 increased $72.1 million, or 25.9%, compared to the six months ended June 30, 2000.

o   Revenues from our marine fleet increased $56.4 million, or 30.9%.

    o Heavy duty harsh environment jackup rigs decreased $8.3 million (7.7%) primarily due to 9% lower average dayrates ($6.9 million), lower utilization of the Monarch ($4.4 million), partially offset by increased utilization of the Monitor ($3.4 million).

    o Semisubmersible rigs increased $15.1 million (112.4%) mainly due to increased utilization of the Aleutian Key and Rig 135 ($15.3 million) as the rigs returned to work following completion of repair programs and higher average dayrates (+$1.1 million), partly offset by lower utilization of Rig 140 while undergoing recertification ($1.3 million).

    o 300-350 foot premium cantilever jackup rigs increased $27.3 million (87.8%) due to a 47% increase in average dayrates ($15.8 million) and increased utilization ($11.5 million).

    o 200-250 foot standard jackup rigs increased $22.3 million (75.5%) mainly due to a 44% increase in dayrates ($15.0 million) and increased utilization ($7.3 million).

o   Revenues from drilling related services increased $15.3 million, or 54.5%.

    o Higher dayrates ($4.1 million) and utilization ($4.1 million) for our leased semisubmersible rig operating in Azerbaijan, the Dada Gorgud, resulted in a revenue increase of $8.2 million.

    o Revenues earned from third party rig operations increased $5.1 million mainly due to higher activity levels in the North Sea.

    o Revenues from our platform rig in the North Sea increased $2.0 million primarily due to increased rig utilization.

         OPERATING COSTS. Total operating costs for the six months ended June 30, 2001 increased $32.9 million, or 18.2%, compared to the six months ended June 30, 2000.

o   Operating costs for our marine fleet increased $10.6 million, or 9.2%.

    o Heavy duty harsh environment jackup rigs increased $3.7 million (10.6%) primarily due to increased repair and maintenance cost incurred on the Galaxy I and Monarch ($3.1 million).

    o Semisubmersible rigs decreased $3.8 million (14.4%) mainly due to lower repair and maintenance costs for the Aleutian Key and Rig 135 ($6.6 million), partially offset by increased costs for Rig 140 as it entered the shipyard for recertification ($1.8 million) and increased utilization.

    o 300-350 foot premium cantilever jackup rigs increased $9.4 million (34.6%) primarily due to higher Galveston Key mobilization, labor and support costs ($1.7 million), increased Key Hawaii labor, repair and maintenance and support costs ($1.3 million), higher Rig 136 maintenance and labor costs ($1.2 million), higher Key Gibraltar maintenance, labor and support costs ($1.1 million), increased maintenance and support costs for the Parameswara ($1.3 million), higher Compact Driller maintenance and support costs ($0.8 million), and other labor costs ($1.5 million), mainly in Egypt.

    o 200-250 foot standard jackup rigs increased $1.2 million (4.6%) mainly due to increased mobilization and labor costs.

o Operating costs for our land rigs increased $10.1 million, or 21.7%, mainly due to increased utilization, primarily in Saudi Arabia ($2.8 million), higher labor costs, mainly in Egypt and Venezuela ($4.2 million), higher maintenance costs ($2.1 million) and higher zone support costs ($0.5 million).

o Operating costs for drilling related services increased $14.1 million, or 86.9%.

    o Operating costs for the Dada Gorgud increased $4.5 million mainly due to higher labor, mobilization costs and equipment rental expenses.

    o Incentive drilling and third party rig operations costs increased $8.4 million mainly due to higher activity levels in the North Sea.

    o Costs for our platform rig in the North Sea increased $1.2 million primarily due to increased rig utilization.

o Other operating costs decreased $1.8 million (50.4%) primarily due to decreased provision for inventory obsolescence.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $5.0 million (12.3%) for the six months ended June 30, 2001 as compared with the same period in the prior year. Depreciation of our leased semisubmersible rig Dada Gorgud increased $1.8 million, with the remaining increase generated from depreciation of other capital additions.

         GENERAL AND ADMINISTRATIVE. For the six months ended June 30, 2001 compared to the same six months in 2000, general and administrative expense increased $2.2 million (26.1%) primarily due to increased personnel levels, higher employee benefit costs and increased professional services.

         (LOSS) GAIN ON SALE OF ASSETS. Gains on asset sales increased $21.2 million during the six months ended June 300, 2001 compared to the same period in 2000 primarily due to recognition of $21.4 million in gains on the second quarter 2001 sales of the standard jackup rig Key Victoria and two land rigs, Rig 166 and Rig 167.

         OTHER INCOME (EXPENSE), NET. Other income increased $2.1 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, mainly due to higher investment income.

         PROVISION FOR TAXES ON INCOME. The provision for taxes on income for the six months ended June 30, 2001 increased $5.3 million compared to the same period of 2000. Excluding gains on non-recurring asset sales, our expected annualized effective tax rate is anticipated to decrease to 14.8% for calendar 2001, down from 17.7% for calendar 2000. This decrease is due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which the Company operates.

         NET INCOME. Net income for the six months ended June 30, 2001 increased $49.9 million (109.9%) to $95.4 million as compared to $45.5 million for the six months ended June 30, 2000, primarily due to:

o   $72.1 million increased operating revenues,
o   $21.2 million increased (loss) gain on sale of assets, net and
o   $2.1 million increased other income (expense), net

partially offset by:

o   $32.9 million increased operating costs,
o   $5.0 million increased depreciation and amortization,
o   $2.2 million increased general and administrative and
o   $5.3 million increased provision for taxes on income.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $119.7 million during the six months ended June 30, 2001 compared to an increase of $27.6 million for the six months ended June 30, 2000.

o Net cash provided by operating activities increased $38.7 million for the six months ended June 30, 2001 compared to the same period in 2000.

    o The increase in cash flows from operations was primarily attributable to changes in income before non-cash charges and working capital requirements.

o   Cash provided by investing activities increased $51.2 million.

    o Cash provided by net maturities and purchases of marketable securities increased $55.7 million.

    o   Cash used for capital spending increased $25.7 million.

        o For the six months ended June 30, 2001, expansion capital spending was $15.2 million, including $14.7 million for new land rigs in Venezuela and $0.5 million for the marine newbuild rig program. No corresponding expansion spending occurred for the six months ended June 30, 2000.

        o Spending to meet contractual obligations to customers and for rig upgrade, maintenance and enhancement projects increased $9.6 million for the six months ended June 30, 2001 compared to the same period in 2000.

    o Advance payments for drilling rigs used $7.2 million for the six months ended June 30, 2001.

        o Such funds represent required advance payments made under fixed price construction contracts for the new jackup rigs.

o $3.3 million cash was used in financing activities for the six months ended June 30, 2001, while $5.5 million was used in financing activities for the six months ended June 30, 2000.

    o Cash of $7.5 million was used to pay dividends to shareholders in each period.

    o Cash was provided from the issuance of shares under Santa Fe's various share options and award plans of $4.2 million for the six months ended June 30, 2001 and $2.0 million for the corresponding period in 2000.

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

        o A Letter of Award for construction of two deepwater semisubmersible rigs has been executed with PPL Shipyard PTE, Ltd. of Singapore at a cost of approximately $285 million per rig including builder and owner furnished equipment and all other costs.

         o   We are now in final contract negotiations with the shipyard.

             o Construction of the first semisubmersible rig began in the second quarter of 2001, with follow-on construction of the second semisubmersible expected to begin in late 2002.

         o For the year ended December 31, 2001, we currently expect to spend $97.0 million related to construction of the first deepwater semisubmersible rig and $35.0 million for owner furnished equipment purchases related to construction of our second deepwater semisubmersible.

     o $62.6 million was budgeted for 2001 expenditures related to construction of a premium jackup rig.

         o Definitive contracts for construction of two jackup rigs have been executed with PPL Shipyard PTE, Ltd. of Singapore at a cost of approximately $125 million per rig.

         o Initial construction expenditures have begun for the first jackup, with follow-on construction of the second jackup expected to begin in the first quarter of 2002.

         o For the year ended December 31, 2001, we currently expect to spend $46.0 million related to construction of our first premium jackup newbuild rig and $10.0 million for owner furnished equipment purchases related to construction of our second premium jackup.

     o $95.0 million was budgeted for a harsh environment land rig and its support facilities.

         o We were not awarded the contract and these funds will not be spent on a harsh environment land rig in 2001;

         o However, at the July 2001 meeting, our Board of Directors redirected a portion of these funds and authorized spending approximately $20 million for a further upgrade project on the leased semisubmersible Dada Gorgud.

     o $20.0 million was budgeted for two 2,000 horsepower rigs designated for work in Venezuela.

         o This work is underway through rebuilding Rig 110 and Rig 115, which will be renamed Rig 186 and Rig 187, respectively.

         o We expect the rigs to be placed in service during the third and fourth quarters of 2001.

         We expect that the entire 2001 capital program will be funded from cash on hand and internally generated funds. Future capital spending, particularly rig fleet additions other than those whose construction is currently under contract or Letter of Award, is subject to the Company's prospects for securing appropriate drilling contract opportunities and the availability of suitable rigs, rig components, construction facilities and supplies.

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

         On June 5, 2001, the Company's Board of Directors declared a regular quarterly dividend of $0.0325 per Ordinary Share payable on July 16, 2001 to holders of record at the close of business June 30, 2001. The Company's current dividend policy contemplates payment of future quarterly dividends of $0.0325 per Ordinary Share.

         The Company's principal source of funds has been cash flow from operations. The Company believes available cash resources and cash flows from operations will be sufficient to meet its capital requirements during 2001.

         The Company currently has a $35 million uncommitted credit facility for advances and letters of credit with a major bank, none of which was drawn or subject to standby letters of credit at June 30, 2001.

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

CREDIT RISKS

         Our customers consist primarily of major international, state owned and large independent oil companies and their affiliates. We have not incurred any charges for credit losses during the last five years; however, there is no assurance that such charges will not occur in the future. We have secured written agreement for full payment plus interest prior to yearend, with the possibility of earlier partial payments, from one customer six months in arrears on invoices for a completed marine rig contract offshore Venezuela. Any charge for credit losses will adversely affect Santa Fe's profitability.

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

         The objectives of the Company's short-term investments are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, the Company's investment portfolio consists primarily of high credit quality Eurodollar debt securities and commercial paper. For the six months ended June 30, 2001, had short-term interest rates averaged 10% lower than actually earned, the Company's interest income for the six months would change by approximately $1.0 million. This estimate was determined by applying the hypothetical interest rate change to the Company's average short-term investment balance for the six months ended June 30, 2001.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, originally filed in the United States District Court for the Southern District of Texas, Galveston Division. In the amended complaint, named plaintiffs purport to be "offshore workers" previously employed by other of the named defendants. Plaintiffs allege that approximately 20 offshore drilling contractor defendants, including the Company, have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. Plaintiffs contend that this alleged conduct violates federal and state antitrust laws. Plaintiffs seek treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of similarly situated offshore workers that have allegedly suffered similar damages from the actions of defendants. The purported class includes all individuals in the employ of, or who have been employed within the last ten years by, the defendants as crew members on water-based drilling apparatuses and who accepted employment by the defendants within the Unites States for either domestic or international employ. At the present time, the court has not ruled on the issue of whether the plaintiffs have established the requirements for bringing this case as a "class action" on behalf of other similarly situated employees. A hearing previously set to be heard on this issue on August 9, 2001 has been postponed, and the matter was recently transferred to the Houston Division of the United States District Court for the Southern District of Texas. Certain of the other defendants have entered into settlement agreements, pursuant to which they have agreed to pay settlement amounts. The Company vigorously denies the allegations and, while the outcome of any lawsuit is unpredictable, management does not believe based upon information presently available that the outcome of this suit will have a material adverse affect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual General Meeting of Shareholders held on May 15, 2001, 105,706,740 shares of the total 115,439,394 entitled to vote as of the record date of March 16, 2001, were represented either in person or by proxy, thus representing a quorum. Of the shares represented in person or by proxy, all were eligible to vote. No shares were represented by broker non-votes on any matters voted upon. Voters were asked to:

(1) elect three Class I Directors to hold office until the Annual General Meeting of Shareholders in 2004 or until their successors have been duly qualified and elected;

(2)  approve a new 2001 Long Term Incentive Plan

(3)  approve an Amendment to the 1997 Employee Share Purchase Plan; and

(4) ratify the appointment of Ernst & Young LLP as the independent auditors of Santa Fe for the year ending December 31, 2001.

Each of the matters presented was approved.

         With respect to the election of Directors, the following number of votes were cast as to the Class I Directors:

o    Gordon M. Anderson, 102,309,742 votes for;

o    Ferdinand A. Berger, 105,578,971 votes for; and

o    Khaled R. Al-Haroon, 105,235,696 votes for.

         As to the approval of the 2001 Long Term Incentive Plan, 64,710,261 votes were cast for, 35,545,320 votes were cast against and 42,107 abstained.

         As to the approval of the Amendment to the 1997 Employee Share Purchase Plan, 100,150,460 votes were cast for, 107,737 votes were cast against and 39,491 abstained.

         As to the approval of the ratification of the appointment of Ernst & Young LLP, 105,355,976 votes were cast for, 341,074 votes were cast against and 9,690 abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

10.1 Registrant's 2001 Long-Term Incentive Plan, which exhibit is incorporated by reference herein to the Registrant's definitive proxy statement filed with the Commission on March 21, 2001.

10.2     Amendment to Registrant's 1997 Employee Share Purchase Plan, which exhibit is incorporated by reference herein to the Registrant's definitive proxy statement filed with the Commission on March 21, 2001.

         b)  Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 3, 2001                 SANTA FE INTERNATIONAL CORPORATION


                                         By:   /s/ S. M. McCarty
                                          ------------------------------------
                                           S. M. McCarty, Senior Vice President
                                              and Chief Financial Officer