Form 10-Q
period 2001-09-30
SANTA FE INTERNATIONAL CORP/
filed 2001-11-09
CIK 1038914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of October 31, 2001, 115,485,819 ordinary shares, par value $.01 per share, were outstanding.

           SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                               INDEX TO FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


                                                                                                   Page No.
                                                                                                   --------

COVER PAGE                                                                                            1

DOCUMENT TABLE OF CONTENTS                                                                            2

PART I - FINANCIAL INFORMATION

           Item 1.  Interim Condensed Financial Statements (Unaudited)

                  Consolidated Statements of Operations and Retained Earnings for the
                  Three and Nine Months ended September 30, 2001 and 2000                             3

                  Consolidated Balance Sheets as of September 30, 2001 and
                  December 31, 2000                                                                   4

                  Consolidated Statements of Cash Flows for the Nine Months ended
                  September 30, 2001 and 2000                                                         5

                  Notes to the Consolidated Financial Statements                                      6

           Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                      11

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        22

PART II - OTHER INFORMATION                                                                           22

           Item 1.  Legal Proceedings                                                                 22

           Item 6.  Exhibits and Reports on Form 8-K                                                  23

SIGNATURES                                                                                            24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
          (U.S. dollars, in thousands, except share and per share data)

                                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                                           --------------------------------     -------------------------------
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Operating revenues                                          $    196,703      $    145,694      $    547,611      $    424,527
Operating costs                                                  109,198            91,251           323,447           272,558
                                                            ------------      ------------      ------------      ------------
     Operating margin                                             87,505            54,443           224,164           151,969

Other operating costs and expenses:
  Depreciation and amortization                                   22,399            20,667            68,118            61,388
  General and administrative                                       4,940             4,487            15,557            12,904
  (Gain) loss on sale of assets                                     (519)               22           (22,079)             (312)
                                                            ------------      ------------      ------------      ------------

Operating income                                                  60,685            29,267           162,568            77,989

Other income (expense):
  Investment income                                                3,482             5,129            13,082            13,169
  Other, net                                                        (120)             (520)           (1,035)           (1,974)
                                                            ------------      ------------      ------------      ------------
Income before provision for taxes on income                       64,047            33,876           174,615            89,184

Provision for taxes on income  (Note 4)                           10,115             6,028            25,242            15,875
                                                            ------------      ------------      ------------      ------------
Net income                                                        53,932            27,848           149,373            73,309
                                                            ------------      ------------      ------------      ------------

Retained earnings as of the beginning of the period              873,335           731,152           785,399           693,168
Dividends declared ($0.0325 per share per quarter)                (3,753)           (3,744)          (11,258)          (11,221)
                                                            ------------      ------------      ------------      ------------
Retained earnings as of the end of the period               $    923,514      $    755,256      $    923,514      $    755,256
                                                            ============      ============      ============      ============

Income per Ordinary Share:
      Basic                                                 $       0.47      $       0.24      $       1.30      $       0.64
                                                            ============      ============      ============      ============
      Diluted                                               $       0.46      $       0.24      $       1.28      $       0.63
                                                            ============      ============      ============      ============

Weighted average ordinary and ordinary equivalent
   shares used in Ordinary Share computations:
      Basic                                                  115,286,035       114,931,215       115,241,656       114,919,588
                                                            ============      ============      ============      ============
         Effect of dilutive securities - employee and
            non-employee director stock options                1,118,715         1,891,692         1,607,836         1,687,070
                                                            ------------      ------------      ------------      ------------

      Diluted                                                116,404,750       116,822,907       116,849,492       116,606,658
                                                            ============      ============      ============      ============


           See notes to unaudited consolidated financial statements.

           SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (U.S. dollars, in thousands, except share data)


                                                                       September 30, 2001   December 31, 2000
                                                                       ------------------   -----------------

                                     ASSETS

Current assets:
  Cash and cash equivalents                                                $    255,884        $    146,836
  Marketable securities                                                          64,684             177,906
  Accounts receivable                                                           197,469             147,099
  Inventories                                                                    46,251              37,595
  Prepaid expenses and other current assets                                      15,854              12,796
                                                                           ------------        ------------

    Total current assets                                                        580,142             522,232
                                                                           ------------        ------------
Property and equipment, at cost                                               2,349,273           2,232,085
  Less accumulated depreciation and amortization                             (1,179,785)         (1,128,770)
                                                                           ------------        ------------
  Property and equipment, net                                                 1,169,488           1,103,315
Other noncurrent assets                                                          83,802              68,093
                                                                           ------------        ------------

    Total assets                                                           $  1,833,432        $  1,693,640
                                                                           ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $     53,119        $     68,370
  Accrued liabilities                                                           123,530             109,902
                                                                           ------------        ------------

    Total current liabilities                                                   176,649             178,272
Other noncurrent liabilities                                                     39,298              41,141
                                                                           ------------        ------------
    Total liabilities                                                           215,947             219,413

Commitments and contingencies (Note 3)

Shareholders' equity:
  Ordinary shares par value $.01; 600,000,000 shares authorized,
      115,483,819 and 115,229,133 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively                      1,155               1,152
  Additional paid-in capital                                                    692,816             687,676
  Retained earnings                                                             923,514             785,399
                                                                           ------------        ------------

    Total shareholders' equity                                                1,617,485           1,474,227
                                                                           ------------        ------------

    Total liabilities and shareholders' equity                             $  1,833,432        $  1,693,640
                                                                           ============        ============


           See notes to unaudited consolidated financial statements.

           SANTA FE INTERNATIONAL CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (U.S. dollars, in thousands)


                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                     2001               2000
                                                                 ------------       ------------

Operating activities:

  Net income                                                     $    149,373       $    73,309
  Adjustments to reconcile net income to net cash provided
       by operating activities:
      Depreciation and amortization                                    68,118            61,388
      (Gain) loss on sale of assets                                   (22,079)             (312)
      Accretion of interest income and gains on sales
        of marketable securities                                       (5,316)           (3,994)
      Deferred  income tax benefit                                         --              (561)
  Changes in operating assets and liabilities:
     Accounts receivable                                              (50,370)          (31,026)
     Inventories                                                      (10,377)            1,996
     Prepaid expenses and other current assets                         (3,058)           (5,477)
     Accounts payable                                                 (15,251)           11,625
     Accrued liabilities                                               13,515             6,476
  Deferred mobilization and contract costs                               (680)          (12,945)
  Other noncurrent assets and liabilities                              (2,321)           (5,509)
                                                                 ------------       -----------

        Net cash provided by operating activities                     121,554            94,970
Investing activities:
  Capital expenditures                                               (125,366)          (40,261)
  Advance payments for drilling rigs                                  (30,429)               --
  Proceeds from sales of property and equipment                        31,681               590
  Maturities of marketable securities                                 290,969           243,467
  Purchases of marketable securities                                 (172,431)         (205,499)
                                                                 ------------       -----------

        Net cash provided by investing activities                      (5,576)           (1,703)
Financing activities:
  Dividends paid                                                      (11,243)          (11,199)
  Issuance of shares under the Employee Share Purchase Plan             4,313             3,471
                                                                 ------------       -----------

        Net cash used for financing activities                         (6,930)           (7,728)
                                                                 ------------       -----------

Net increase in cash and cash equivalents                             109,048            85,539
Cash and cash equivalents at beginning of period                      146,836            99,692
                                                                 ------------       -----------

Cash and cash equivalents at end of period                       $    255,884       $   185,231
                                                                 ============       ===========
Supplemental disclosures of cash flow information:
  Income taxes paid                                              $     14,764       $    14,257
                                                                 ============       ===========


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

         Holders of Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, the Company may pay dividends or make other distributions to its shareholders, in such amounts as the Board of Directors deems appropriate from the profits of the Company or out of the Company's share premium account (equivalent to additional paid-in capital) if the Company thereafter has the ability to pay its debts as they come due. At September 30 2001, the Company had declared dividends that had not been paid amounting to $3,753,000.

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

         The condensed consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are of a normal recurring nature unless otherwise identified. Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         At September 30, 2001, marketable securities consisted primarily of Eurodollar debt securities and commercial paper. Cost approximates market value.

Comprehensive Income

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three and nine month periods ended September 30, 2001 and 2000, respectively, the Company realized no such transactions other than those reported in net income.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board has issued two new pronouncements, Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 prescribes the accounting treatment and disclosures to be accorded to all business combinations effective after June 30, 2001. SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. Under SFAS 142, goodwill and any indefinite lived intangible assets recorded in connection with a merger will not be amortized, but will be evaluated for impairment at least annually.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         The Company has executed fixed price contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two high performance jackup rigs at approximately $125 million each with options for construction of four additional jackup units, the first two of which are at a similar price. Construction of the first new jackup commenced in the second quarter of 2001. Each jackup rig will take approximately two years to complete. Construction of the second rig will begin approximately one year into construction of the first rig. It is anticipated that the first jackup will be delivered in early 2003.

         The Company has executed fixed price contracts with PPL Shipyard PTE, Ltd. of Singapore for the construction of two deepwater semisubmersible drilling rigs at approximately $285 million each with options for construction of two additional drilling units at a similar price. Construction of the first new semisubmersible commenced in the third quarter of 2001. Construction of the second rig will begin approximately 18 months into construction of the first rig, with completion expected approximately two years thereafter. It is anticipated that the first semisubmersible will be delivered in late 2003.

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

                       SANTA FE INTERNATIONAL CORPORATION
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          The Company is a defendant in a lawsuit originally filed in the United States District Court for the Southern District of Texas, Galveston Division which was transferred to the Houston Division. In the suit, the named plaintiffs purport to be members of an "offshore worker" class and allege that approximately 20 offshore drilling contractor defendants, including the Company, have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. Plaintiffs seek treble damages, attorneys' fees and costs on behalf of themselves and the alleged class of similarly situated offshore workers. The court has not ruled on the issue of whether the plaintiff has established the requirements for bringing this case as a "class action" on behalf of other similarly situated employees. The Company has reached a settlement agreement with the plaintiffs in which the Company does not admit any liability. The agreement calls for the payment of $625,000 to the plaintiffs, the Company's stipulation to abide by certain procedures in the future with regard to compensation surveys and certain other terms. The court preliminarily approved the settlement on November 8, 2001. The settlement is subject to final approval by the court and various procedural actions. There can be no assurance that the settlement ultimately will be approved or completed on the agreed terms. The Company vigorously denies the allegations. If the settlement agreement is not approved or completed, the Company intends to vigorously defend itself. While the outcome of any lawsuit is unpredictable, management does not believe based upon information presently available that the outcome of this suit would have a material adverse affect on its financial condition or results of operations.

         In the normal course of business, the Company is involved in various lawsuits, claims and related matters. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 4 - INCOME TAXES

         The Company is not subject to income taxes in the Cayman Islands. All of the Company's income before provision for taxes on income and the related provision for taxes on income relates to operations in jurisdictions other than the Cayman Islands. The relationship between income before provision for taxes on income and the provision for taxes on income varies from period to period because each jurisdiction in which the Company operates has its own system of taxation (not only with respect to the nominal rate, but also with respect to the allowability of deductions, credits and other benefits) and because the amounts earned in, and subject to tax by, each jurisdiction varies from period to period. The provisions for taxes on income for the three and nine month periods ended September 30, 2001 and 2000, respectively, were recognized based upon the expected annualized relationship.

NOTE 5 - SEGMENT INFORMATION

         The Company currently has six reportable segments, defined as different equipment classifications, or by contract terms in the case of drilling related services, as follows: heavy duty harsh environment jackup rigs, semisubmersible rigs, 300 to 350 foot premium cantilever jackup rigs, 200 to 250 foot jackup rigs, land rigs and drilling related services.

                       SANTA FE INTERNATIONAL CORPORATION
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------    -------------------------------
                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
                                                                           (in thousands)
OPERATING REVENUES
Heavy duty harsh environment jackup rigs          $     56,300      $     51,811      $    156,353      $    160,207
Semisubmersible rigs                                    16,530            12,236            45,111            25,692
300-350 foot premium cantilever jackup rigs             35,099            17,802            93,484            48,885
200-250 foot jackup rigs                                26,270            18,652            78,011            48,126
                                                  ------------      ------------      ------------      ------------
        Total marine rigs                              134,199           100,501           372,959           282,910
Land rigs                                               39,216            32,144           107,577            99,974
Drilling related services                               22,803            12,849            66,037            40,833
Other                                                      485               200             1,038               810
                                                  ------------      ------------      ------------      ------------
        Total operating revenues                  $    196,703      $    145,694      $    547,611      $    424,527
                                                  ============      ============      ============      ============

SEGMENT INCOME (LOSS)
Heavy duty harsh environment jackup rigs          $     30,401      $     27,397      $     78,601      $     87,788
Semisubmersible rigs                                     4,005               921             6,324           (15,479)
300-350 foot premium cantilever jackup rigs             13,371               222            28,257            (1,562)
200-250 foot jackup rigs (1)                            10,982              (487)           50,549            (1,702)
                                                  ------------      ------------      ------------      ------------
        Total marine rigs                               58,759            28,053           163,731            69,045
Land rigs                                                3,841             3,187             3,001            12,162
Drilling related services                                5,961             3,721            16,722            15,014
Other                                                   (2,936)           (1,207)           (5,329)           (5,328)
                                                  ------------      ------------      ------------      ------------
        Total segment income                            65,625            33,754           178,125            90,893
                                                  ------------      ------------      ------------      ------------
Unallocated amount:
General and administrative                               4,940             4,487            15,557            12,904
                                                  ------------      ------------      ------------      ------------
          Operating income                              60,685            29,267           162,568            77,989
                                                  ------------      ------------      ------------      ------------
Other income                                             3,362             4,609            12,047            11,195
                                                  ------------      ------------      ------------      ------------
INCOME BEFORE PROVISION FOR TAXES ON INCOME       $     64,047      $     33,876      $    174,615      $     89,184
                                                  ============      ============      ============      ============

----------

(1) Includes $21.4 million in non-recurring gains from rig sales recognized in the second quarter of 2001.

                       SANTA FE INTERNATIONAL CORPORATION
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - PENDING MERGER

         On September 3, 2001, the Company and Global Marine Inc. ("Global Marine") announced that they had entered into a definitive agreement to merge. The Company and Global Marine have agreed that, upon the terms and conditions of the merger agreement, a wholly owned subsidiary of the Company will merge with and into Global Marine and Global Marine will become a wholly owned subsidiary of the Company (which will be renamed GlobalSantaFe at the time of the merger). At the time of the merger, stockholders of Global Marine will become entitled to receive 0.665 ordinary shares of the Company for each share of Global Marine common stock they own.

         The merger is currently expected to be completed immediately following the shareholder meetings subject to, among other things, the approval of the merger-related proposals by the Company's shareholders at the Extraordinary General Meeting to be held on November 20, 2001 (October 15, 2001 record date) and the approval of the merger by Global Marine's stockholders at the Special Meeting on November 20, 2001 (October 15, 2001 record date), the receipt of all applicable regulatory approvals, including the expiration or termination of the waiting period prescribed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions, all as further described in the merger agreement.

         The Company received early termination of the HSR waiting period on October 15, 2001 and merger clearance from the U.K. Secretary of State for Trade and Industry on October 18, 2001.

         The merger will be accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States. As the stockholders of Global Marine will own slightly over 50% of GlobalSantaFe after the merger, Global Marine will be considered the acquiring entity for financial accounting purposes. Accordingly, the historical basis of Global Marine and its assets and liabilities will be carried forward to the financial statements of GlobalSantaFe. The assets and liabilities of Santa Fe will be revalued to estimated fair value at the date of the merger in the financial statements of GlobalSantaFe with the excess of the purchase price over the sum of such fair values recorded as goodwill. Based on the price of Global Marine's common stock immediately before and after the merger announcement date, as adjusted for the merger exchange ratio, the purchase price is estimated to be $2.6 billion, with goodwill estimated at $450 million.

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

         We have executed fixed price contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two high performance jackup rigs at approximately $125 million each with options for construction of four additional jackup units, the first two of which are at a similar price. Construction of the first new jackup commenced in the second quarter of 2001. Each jackup rig will take approximately two years to complete. Construction of the second rig will begin approximately one year into construction of the first rig. It is anticipated that the first jackup will be delivered in early 2003.

         We have executed fixed price contracts with PPL Shipyard PTE, Ltd. of Singapore for the construction of two deepwater semisubmersible drilling rigs at approximately $285 million each with options for construction of two additional drilling units at a similar price. Construction of the first new semisubmersible commenced in the third quarter of 2001 Construction of the second rig will begin approximately 18 months into construction of the first rig, with completion expected approximately two years thereafter. It is anticipated that the first semisubmersible will be delivered in late 2003.

         We anticipate that the rig building program will be funded through existing cash balances plus cash flow to be generated over the program's duration; however, we may borrow some of the required funds if conditions warrant. Although the new rigs are being built without benefit of drilling contracts, we expect such contracts will be in place for each unit prior to delivery.

         Although the attacks on the World Trade Center and the Pentagon on September 11, followed by the initiation of a military campaign in Afghanistan, have added stress to an already declining global economy, the international drilling industry has essentially recovered from the latest downturn in rig utilization and dayrates. Stable oil and natural gas prices in international markets have increasingly benefited drilling operations in 2000 and 2001, and we believe that if these commodity prices remain at or around current levels, the international offshore drilling market will remain steady through the balance of 2001 and into 2002 as the major and national oil and gas companies that dominate these markets continue their exploration and production capital programs.

         Operating revenues for the third quarter of 2001 increased approximately 7% compared to second quarter 2001, primarily due to increased utilization and dayrates for both our marine and land rig fleets. Operating expenses decreased approximately 2% in the third quarter of 2001 compared to the second quarter of 2001, mainly due to decreased repairs and maintenance costs.

         During the nine months ended September 30, 2001, we completed the sales of three rigs that were idle, a 200-250 foot standard jackup rig and two land rigs, for total proceeds approximating $30.5 million. Gains of $21.4 million were recognized from the sale transactions, excluding the - $2.0 million provided for income taxes relating to the sale transactions

         On September 3, 2001, the Company and Global Marine Inc. ("Global Marine") announced that they had entered into a definitive agreement to merge. The Company and Global Marine have agreed that, upon the terms and conditions of the merger agreement, a wholly owned subsidiary of the Company will merge with and into Global Marine and Global Marine will become a wholly owned subsidiary of the Company (which will be renamed GlobalSantaFe at the time of the merger). At the time of the merger, stockholders of Global Marine will become entitled to receive 0.665 ordinary shares of the Company for each share of Global Marine common stock they own.

         The merger is currently expected to be completed immediately following the shareholder meetings subject to, among other things, the approval of the merger-related proposals by the Company's shareholders at the Extraordinary General Meeting to be held on November 20, 2001 (October 15, 2001 record date) and the approval of the merger by Global Marine's stockholders at the Special Meeting on November 20, 2001 (October 15, 2001 record date), the receipt of all applicable regulatory approvals, including the expiration or termination of the waiting period prescribed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions, all as further described in the merger agreement.

         The Company received early termination of the HSR waiting period on October 15, 2001 and merger clearance from the U.K. Secretary of State for Trade and Industry on October 18, 2001.

         The following table presents data relating to the Company's operating revenues and operating by segment, as well as for operating margin and operating income. Data related to operations of our leased semisubmersible rig, which is included in our drilling related services segment, is presented as well.

                                                          THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------      -------------------------------
                                                               2001               2000              2001               2000
                                                           ------------       ------------      ------------       ------------
                                                                            (in thousands except as indicated)
OPERATING REVENUES
       Heavy duty harsh environment jackup rigs            $     56,300       $     51,811      $    156,353       $    160,207
       Semisubmersible rigs                                      16,530             12,236            45,111             25,692
       300-350 foot premium cantilever jackup rigs               35,099             17,802            93,484             48,885
       200-250 foot jackup rigs                                  26,270             18,652            78,011             48,126
                                                           ------------       ------------      ------------       ------------
               Total marine rigs                                134,199            100,501           372,959            282,910
       Land rigs                                                 39,216             32,144           107,577             99,974
       Drilling related services                                 22,803             12,849            66,037             40,833
       Other                                                        485                200             1,038                810
                                                           ------------       ------------      ------------       ------------
               Total operating revenues                         196,703            145,694           547,611            424,527
                                                           ------------       ------------      ------------       ------------
OPERATING COSTS (1)
       Heavy duty harsh environment jackup rigs                  19,554             18,083            58,704             53,488
       Semisubmersible rigs                                      10,591              9,484            33,050             35,708
       300-350 foot premium cantilever jackup rigs               18,792             14,218            55,231             41,281
       200-250 foot jackup rigs                                  13,017             17,053            40,874             43,690
                                                           ------------       ------------      ------------       ------------
               Total marine rigs                                 61,954             58,838           187,859            174,167
       Land rigs                                                 28,951             22,726            85,278             69,001
       Drilling related services                                 15,687              8,891            45,970             25,098
       Other                                                      2,606                796             4,340              4,292
                                                           ------------       ------------      ------------       ------------
              Total operating costs                             109,198             91,251           323,447            272,558
                                                           ------------       ------------      ------------       ------------
              OPERATING MARGIN                                   87,505             54,443           224,164            151,969
                                                           ------------       ------------      ------------       ------------
       Depreciation and amortization                             22,399             20,667            68,118             61,388
       General and administrative                                 4,940              4,487            15,557             12,904
       Loss (gain) on sale of assets                               (519)                22           (22,079)              (312)
                                                           ------------       ------------      ------------       ------------
              OPERATING INCOME                             $     60,685       $     29,267      $    162,568       $     77,989
                                                           ============       ============      ============       ============
OPERATING INCOME AS A PERCENTAGE OF REVENUES                       30.9%              20.1%             29.7%              18.4%
                                                           ============       ============      ============       ============

----------

(1) Exclusive of depreciation which is presented separately below.

        The following table presents data relating to the Company's utilization and average dayrates by segment. Data related to operations of our leased semisubmersible rig, which is included in our drilling related services segment, is presented as well.

                                                           THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------    -------------------------------
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

RIG FLEET UTILIZATION (IN PERCENTAGES)
       Heavy duty harsh environment jackup rigs                    100.0%             93.3%             95.8%             92.4%
       Semisubmersible rigs                                        100.0%             88.8%             97.3%             60.7%
       300-350 foot premium cantilever jackup rigs                  95.8%             75.0%             93.9%             73.3%
       200-250 foot jackup rigs                                     97.8%             91.0%             93.3%             79.3%
               Total marine rigs                                    97.9%             85.7%             94.6%             78.1%
       Land rigs                                                    83.8%             64.6%             78.1%             66.0%
       Leased rig operations - semisubmersible                     100.0%             41.3%             98.5%             73.0%

AVERAGE DAYRATES (IN WHOLE DOLLARS)
       Heavy duty harsh environment jackup rigs             $    101,993      $    100,604      $     99,588      $    105,469
       Semisubmersible rigs                                       59,891            49,943            56,601            51,487
       300-350 foot premium cantilever jackup rigs                44,261            28,667            40,504            27,053
       200-250 foot jackup rigs                                   41,698            27,839            40,337            27,690
               Total marine rigs                                  59,618            49,001            56,432            50,856
       Land rigs                                                  16,415            16,400            15,834            16,746
       Leased rig operations - semisubmersible                    83,804            59,895            83,089            59,836

QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

         OPERATING REVENUES. Total operating revenues for the quarter ended September 30, 2001 increased $51.0 million, or 35.0%, compared to the quarter ended September 30, 2000.

o    Revenues from our marine fleet increased $33.7 million, or 33.5%.

     o Heavy duty harsh environment jackup rigs increased $4.5 million (8.7%) primarily due to increased average dayrates ($3.1 million) and increased utilization of the Monitor ($1.4 million).

     o Semisubmersible rigs increased $4.3 million (35.1%) mainly due to a 20% increase in average dayrates ($2.6 million) and increased utilization of the Aleutian Key ($1.7 million) as the rig returned to work following completion of its scheduled maintenance program.

     o 300-350 foot premium cantilever jackup rigs increased $17.3 million (97.2%) due to a 54% increase in average dayrates ($7.5 million) and increased utilization ($9.8 million).

     o 200-250 foot standard jackup rigs increased $7.6 million (40.8%) mainly due to a 50% increase in average dayrates ($9.4 million) and increased utilization of Rig 103 in Qatar ($1.4 million), partially offset by the sale of the Key Victoria ($3.2 million) during the second quarter of 2001.

o Revenues from our land rigs increased $7.1 million, or 22.0%, mainly due to increased utilization in Venezuela ($6.2 million), Saudi Arabia ($1.3 million) and Egypt ($0.8 million), partially offset by lower average dayrates ($1.2 million).

o    Revenues from drilling related services increased $10.0 million, or 77.5%.

     o Higher utilization and dayrates for our leased semisubmersible rig operating in Azerbaijan, the Dada Gorgud, resulted in a revenue increase of $5.4 million.

     o Revenues earned from incentive drilling and third party rig operations increased $3.9 million mainly due to higher activity levels in the North Sea and Kuwait.

     o Revenues from our platform rig in the North Sea increased $0.7 million primarily due to increased rig utilization.

         OPERATING COSTS. Total operating costs for the quarter ended September 30, 2001 increased $17.9 million, or 19.7%, compared to the quarter ended September 30, 2000.

o    Operating costs for our marine fleet increased $3.1 million, or 5.3%.

     o Heavy duty harsh environment jackup rigs increased $1.5 million (8.1%) primarily due to increased utilization of the Monitor ($1.1 million) and increased repair and maintenance costs incurred on the Galaxy I ($0.4 million).

     o Semisubmersible rig operating costs increased $1.1 million (11.7%) due to increased utilization of the Aleutian Key.

     o 300-350 foot premium cantilever jackup rigs increased $4.6 million (32.2%) primarily due to higher utilization of the Galveston Key ($1.5 million) and Rig 134 ($1.1 Million), increased maintenance, labor and support costs for the Key Singapore ($0.8 million) and Compact Driller ($0.4 million) and increased labor and support costs for the Key Gibraltar ($0.3 million).

     o 200-250 foot standard jackup rigs decreased $4.0 million (23.7%) mainly due to lower expenses following the second quarter 2001 sale of the Key Victoria ($3.2 million) and decreased repair and maintenance costs for the Britannia ($1.5 million), partly offset by increased labor, repair and support costs for the Key Bermuda ($0.8 million).

o Operating costs for our land rigs increased $6.2 million, or 27.4%, mainly due to increased utilization, primarily in Venezuela ($5.2 million) and Saudi Arabia ($1.6 million), partially offset by lower labor and support costs ($0.8 million).

o Operating costs for drilling related services increased $6.8 million, or 76.4%.

     o Operating costs for the Dada Gorgud increased $2.9 million mainly due to increased utilization and higher labor and mobilization costs and equipment rental expenses.

     o Incentive drilling and third party rig operations costs increased $3.2 million mainly due to higher activity levels in the North Sea.

     o Costs for our platform rig in the North Sea increased $0.7 million primarily due to increased rig utilization.

o Other operating costs increased $1.8 million (227.4%) primarily due to labor and materials costs incurred to establish an ongoing training program to support deepwater operations.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.7 million (8.4%) for the quarter ended September 30, 2001 as compared with the same period in the prior year. Depreciation of our leased semisubmersible rig Dada Gorgud increased $0.9 million, with the remaining increase generated from depreciation of other capital additions.

         OTHER INCOME (EXPENSE), NET. Other income decreased $1.2 million for the quarter ended September 30, 2001 compared to the same quarter in 2000, mainly due to lower investment income.

         PROVISION FOR TAXES ON INCOME. The provision for taxes on income for the quarter ended September 30, 2001 increased $4.1 million compared to the same quarter of 2000. Excluding gains on non-recurring asset sales, our expected annualized effective tax rate is anticipated to decrease to 15.2% for calendar 2001 from 17.8% for calendar 2000. This decrease is due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which the Company operates.

         NET INCOME. Net income for the quarter ended September 30, 2001 increased $26.1 million (93.7%) to $53.9 million as compared to $27.8 million for the quarter ended September 30, 2000, primarily due to:

o    $51.0 million increased operating revenues

partially offset by:

o    $17.9 million increased operating costs,

o    $1.7 million increased depreciation and amortization,

o    $1.2 million decreased other income (expense), net and

o    $4.1 million increased provision for taxes on income.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         OPERATING REVENUES. Total operating revenues for the nine months ended September 30, 2001 increased $123.1 million, or 29.0%, compared to the nine months ended September 30, 2000.

o    Revenues from our marine fleet increased $90.0 million, or 31.8%.

     o Heavy duty harsh environment jackup rigs decreased $3.9 million (2.4%) primarily due to lower average dayrates.

     o Semisubmersible rigs increased $19.4 million (75.6%) mainly due to increased utilization of the Aleutian Key and Rig 135 ($15.9 million) as the rigs returned to work following completion of repair programs and higher average dayrates ($4.8 million), partly offset by lower utilization of Rig 140 while undergoing recertification ($1.3 million).

     o 300-350 foot premium cantilever jackup rigs increased $44.6 million (91.2%) due to a 50% increase in average dayrates ($26.0 million) and increased utilization ($18.6 million).

     o 200-250 foot standard jackup rigs increased $29.9 million (62.1%) mainly due to a 46% increase in dayrates ($24.9 million) and increased utilization ($5.0 million).

o Revenues from our land rigs increased $7.6 million, or 7.6%, mainly due to increased utilization in Venezuela ($5.9 million), Saudi Arabia ($5.3 million) and Egypt ($1.6 million), partially offset by lower average dayrates ($5.0 million).

o    Revenues from drilling related services increased $25.2 million, or 61.7%.

     o Higher utilization ($7.3 million) and dayrates ($6.3 million) for our leased semisubmersible rig operating in Azerbaijan, the Dada Gorgud, resulted in a revenue increase of $13.6 million.

     o Revenues earned from incentive drilling and third party rig operations increased $8.9 million mainly due to higher activity levels in the North Sea and Kuwait.

     o Revenues from our platform rig in the North Sea increased $2.7 million primarily due to increased rig utilization.

         OPERATING COSTS. Total operating costs for the nine months ended September 30, 2001 increased $50.9 million, or 18.7%, compared to the nine months ended September 30, 2000.

o    Operating costs for our marine fleet increased $13.7 million, or 7.9%.

     o Heavy duty harsh environment jackup rigs increased $5.2 million (9.8%) primarily due to increased repair and maintenance cost incurred on the Galaxy I and Monarch ($3.5 million) and higher utilization ($1.7 million).

     o Semisubmersible rigs decreased $2.7 million (7.4%) mainly due to lower repair and maintenance costs for the Aleutian Key and Rig 135 ($6.6 million), partially offset by increased costs for Rig 140 as it entered the shipyard for recertification ($2.1 million) and increased utilization.

     o 300-350 foot premium cantilever jackup rigs increased $14.0 million (33.8%) primarily due to higher utilization ($4.9 million), increased repair and maintenance costs, mainly for the Parameswara and Key Gibraltar ($2.0 million) and higher labor and support costs.

     o 200-250 foot standard jackup rigs decreased $2.8 million (6.4%) mainly due to decreased repair and maintenance costs ($4.2 million), partially offset by increased labor and support costs.

o Operating costs for our land rigs increased $16.3 million, or 23.6%, mainly due to increased utilization, primarily in Saudi Arabia ($4.0 million) and Egypt ($1.0 million), higher labor costs, mainly in Egypt and Venezuela ($8.2 million) and higher maintenance costs ($3.4 million).

o Operating costs for drilling related services increased $20.9 million, or 83.2%.

     o Operating costs for the Dada Gorgud increased $7.9 million mainly due to higher utilization and increased labor and mobilization costs and equipment rental expenses.

     o Incentive drilling and third party rig operations costs increased $11.1 million mainly due to higher activity levels in the North Sea.

     o Costs for our platform rig in the North Sea increased $1.9 million primarily due to increased rig utilization.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $6.7 million (11.0%) for the nine months ended September 30, 2001 as compared with the same period in 2000. Depreciation of our leased semisubmersible rig Dada Gorgud increased $2.7 million, with the remaining increase generated from depreciation of other capital additions.

         GENERAL AND ADMINISTRATIVE. For the nine months ended September 30, 2001 compared to the same nine months in 2000, general and administrative expense increased $2.7 million (20.6%) primarily due to increased personnel levels, higher employee benefit costs and increased professional services.

         (LOSS) GAIN ON SALE OF ASSETS. Gains on asset sales increased $21.8 million during the nine months ended September 30, 2001 compared to the same period in 2000 primarily due to recognition of $21.4 million in gains on the second quarter 2001 sales of a standard jackup rig and two land rigs.

         PROVISION FOR TAXES ON INCOME. The provision for taxes on income for the nine months ended September 30, 2001 increased $9.4 million compared to the same period of 2000. Excluding gains on non-recurring asset sales, our expected annualized effective tax rate is anticipated to decrease to 15.2% for calendar 2001 from 17.8% for calendar 2000. This decrease is due to changes in the mix of reportable earnings generated within the various taxing jurisdictions in which the Company operates.

         NET INCOME. Net income for the nine months ended September 30, 2001 increased $76.1 million (103.8%) to $149.4 million as compared to $73.3 million for the nine months ended September 30, 2000, primarily due to:

o    $123.1 million increased operating revenues,

o    $21.8 million increased (loss) gain on sale of assets, net and

o    $0.9 million increased other income (expense), net
partially offset by:

o    $50.9 million increased operating costs,

o    $6.7 million increased depreciation and amortization,

o    $2.7 million increased general and administrative and

o    $9.4 million increased provision for taxes on income.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $109.0 million during the nine months ended September 30, 2001 compared to an increase of $85.5 million for the nine months ended September 30, 2000.

o Net cash provided by operating activities increased $26.6 million for the nine months ended September 30, 2001 compared to the same period in 2000.

     o The increase in cash flows from operations was primarily attributable to changes in income before non-cash charges and working capital requirements.

o    Cash used in investing activities increased $3.9 million.

     o Cash provided by net maturities and purchases of marketable securities increased $80.5 million.

     o    Cash used for capital spending increased $85.1 million.

          o For the nine months ended September 30, 2001, expansion capital spending was $81.6 million, including $61.9 million for the marine newbuild rig program and $19.7 million for new land rigs in Venezuela. No corresponding expansion spending occurred for the nine months ended September 30, 2000.

          o Spending to meet contractual obligations to customers and for rig upgrade, maintenance and enhancement projects increased $8.9 million for the nine months ended September 30, 2001 compared to the same period in 2000.

          o No spending for major upgrades was required for the nine months ended September 30, 2001, while upgrade of the leased semisubmersible rig Dada Gorgud required $6.8 million during the same period in 2000.

     o Advance payments for drilling rigs used $30.4 million for the nine months ended September 30, 2001.

          o Such funds represent required advance payments made under fixed price construction contracts for the new deepwater semisubmersible and jackup rigs.

     o Proceeds from sales of property and equipment increased $31.1 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily due to the sales of the Key Victoria, Rig 166 and Rig 167 for $30.5 million during the second quarter of 2001.

o $6.9 million cash was used in financing activities for the nine months ended September 30, 2001, while $7.7 million was used in financing activities for the nine months ended September 30, 2000.

     o Cash of $11.2 million was used to pay dividends to shareholders in each period.

     o Cash was provided from the issuance of shares under Santa Fe's various share options and award plans of $4.3 million for the nine months ended September 30, 2001 and $3.5 million for the corresponding period in 2000.

         We have budgeted approximately $356.5 million for capital expenditures during the year ending December 31, 2001. We currently expect to spend approximately $282 million during 2001.

o Capital spending to meet routine rig maintenance and contractual obligations for customers and for rig upgrade, modernization and enhancement projects was budgeted to require approximately $83.9 million, representing numerous individual transactions spread over the course of the year.

          o We currently expect to spend approximately $72.0 million on such projects in 2001.

o    $272.6 million was budgeted for expansion capital spending.

     o $95.0 million was budgeted for expenditures in 2001 related to construction of a deepwater semisubmersible rig.

          o Definitive contracts for construction of two deepwater semisubmersible rigs have been executed with PPL Shipyard PTE, Ltd. of Singapore at a cost of approximately $285 million per rig.

          o Initial construction expenditures have begun for the first deepwater semisubmersible, with follow-on construction of the second such rig expected to begin in the late 2002.

          o For the year ended December 31, 2001, we currently expect to spend $97.0 million related to construction of the first deepwater semisubmersible rig and $33.4 million for owner furnished equipment purchases related to construction of our second deepwater semisubmersible.

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

          o For the year ended December 31, 2001, we currently expect to spend $45.9 million related to construction of our first premium jackup newbuild rig and $9.4 million for owner furnished equipment purchases related to construction of our second premium jackup.

     o $95.0 million was budgeted for a harsh environment land rig and its support facilities.

          o We were not awarded an anticipated drilling contract requiring a harsh environment land rig and, as a consequence, these funds will not be spent on such a land rig in 2001.

          o However, at the July 2001 meeting, our Board of Directors redirected a portion of these funds and authorized spending approximately $20 million for a further upgrade project on the leased semisubmersible Dada Gorgud.

          o For the year ended December 31, 2001, we currently expect to spend $4.5 million for initiation of this latest upgrade project.

     o $20.0 million was budgeted for two 2,000 horsepower rigs designated for work in Venezuela.

         o This work is effectively completed through rebuilding Rig 110 and Rig 115, which have been renamed Rig 186 and Rig 187, respectively.

         o We expect the rigs to be placed in service during the fourth quarter of 2001.

         We expect that the entire 2001 capital program will be funded from cash on hand and internally generated funds. Future capital spending, particularly rig fleet additions other than those whose construction is currently under contract, is subject to the Company's prospects for securing appropriate drilling contract opportunities and the availability of suitable rigs, rig components, construction facilities and supplies.

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

         On September 11, 2001, the Company's Board of Directors declared a regular quarterly dividend of $0.0325 per Ordinary Share payable on October 15, 2001 to holders of record at the close of business September 28, 2001. The Company's current dividend policy contemplates payment of future quarterly dividends of $0.0325 per Ordinary Share.

         The Company's principal source of funds has been cash flow from operations. The Company believes available cash resources and cash flows from operations will be sufficient to meet its capital requirements during 2001.

         The Company currently has a $35 million uncommitted credit facility for advances and letters of credit with a major bank, none of which was drawn or subject to standby letters of credit at September 30, 2001.

CURRENCY RISK AND INFLATION

         We follow a strategy that calls for our international drilling and services contracts to be partially payable to us in local currency in amounts that approximate our estimated operating costs, with the balance of the payments under the contract payable in U.S. dollars, except in Kuwait, Malaysia and Saudi Arabia where we are paid entirely in local currency. Following this strategy, we have reduced our net asset or liability positions denominated in local currencies to a minimum. As a result, we have not experienced significant gains or losses associated with changes in currency exchange rates. In certain jurisdictions, including Egypt and Nigeria, regulations exist which determine the amounts which are payable in local currency. These amounts can exceed the local currency costs being incurred, leading to accumulation of excess local currency which in certain instances can be subject to either temporary blocking or difficulties in converting to U.S. dollars. To the extent that our revenues denominated in local currency do not equal our local operating expenses, we are exposed to currency exchange transaction losses, which could materially adversely affect our results of operations. We have not historically entered into financial hedging arrangements to manage risks relating to fluctuations in currency exchange rates. However, we may enter into hedging contracts in the future if we assume significant foreign currency risks.

         Although inflation has not had a significant impact on our results of operations during the past several years, labor availability and cost and vendor prices and delivery fluctuate in response to overall drilling industry conditions.

CREDIT RISKS

         Our customers consist primarily of major international, state owned and large independent oil companies and their affiliates. We have not incurred any charges for credit losses during the last five years; however, there is no assurance that such charges will not occur in the future. We have secured written agreement for full payment plus interest prior to yearend, and have received partial payments, from one customer nine months in arrears on invoices for a completed marine rig contract offshore Venezuela. Any charge for credit losses will adversely affect Santa Fe's profitability.

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

         On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. On October 7, 2001, the United States commenced military action in Afghanistan in response to these attacks. These developments have caused instability in the world's financial and insurance markets and will likely significantly increase political and economic instability in many of the geographic areas in which we operate. In addition, these developments could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services.

         The insurance premiums charged for some or all of the coverages the Company has historically maintained have increased significantly and could increase further, or the coverages could be unavailable in the future. The premiums for war risk and terrorism insurance have increased substantially and we have discontinued war risk and terrorism insurance coverage on our rigs. In addition, insurance underwriters have issued general notices of cancellation to their customers for war risk and terrorism insurance in respect to a wide variety of insurance coverages, including but not limited to, liability and aviation coverages. It is presently not known whether underwriters will offer to reinstate some or all of these coverages and, if reinstatement is offered, the extent to which the premiums may be increased.

         Military action by the United States may continue indefinitely and may escalate and armed hostilities may begin or escalate in other countries. Further acts of terrorism in the United States or elsewhere may occur, and such acts of terrorism could be directed against companies such as ours.

         United States government regulations effectively preclude us from actively engaging in business activities in certain countries, including oil producing countries such as Iran, Iraq and Libya. These regulations could be amended to cover countries where we currently operate or where we might wish to operate in the future. All of these developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business and on our share price.

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

         The objectives of the Company's short-term investments are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As such, the Company's investment portfolio consists primarily of high credit quality Eurodollar debt securities and commercial paper. For the nine months ended September 30, 2001, had short-term interest rates averaged 10% lower than actually earned, the Company's interest income for the nine months would change by approximately $1.3 million. This estimate was determined by applying the hypothetical interest rate change to the Company's average short-term investment balance for the nine months ended September 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is a defendant in Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, originally filed in the United States District Court for the Southern District of Texas, Galveston Division and later transferred to the Houston Division. In the amended complaint, named plaintiffs purport to be "offshore workers" previously employed by other of the named defendants. Plaintiffs allege that approximately 20 offshore drilling contractor defendants, including the Company, have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. Plaintiffs contend that this alleged conduct violates federal and state antitrust laws. Plaintiffs seek treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of similarly situated offshore workers that have allegedly suffered similar damages from the actions of defendants. At the present time, the court has not ruled on the issue of whether the plaintiffs have established the requirements for bringing this case as a "class action" on behalf of other similarly situated employees. The Company has reached a settlement agreement with the plaintiffs in which the Company does not admit any liability. The agreement calls for the payment of $625,000 to the plaintiffs, the Company's stipulation to abide by certain procedures in the future with regard to compensation surveys and certain other terms. Pursuant to the settlement agreement, the term "Class Member" means all persons who, at any time through August 10, 2001, are or were employed by any one or more of the Drilling Companies (as defined) as members of the drilling, marine, and/or maintenance crews aboard Water-Based Drilling Apparatuses (as defined). Confirmation is subject to a fairness hearing, which has been scheduled for April 18, 2002, and a final court order. The Company has the right to withdraw from the settlement agreement if an "excessive" number of class members exclude themselves, or opt out, from the settlement. The settlement agreement provides that 200 or more class members opting out of the settlement would be deemed to be excessive. Either party will have the right to terminate the settlement agreement if (i) the court does not approve a settlement after the fairness hearing or (ii) the court does approve a settlement, but enters a final order that substantially modifies that agreement of the parties. The court preliminarily approved the settlement on November 8, 2001.There can be no assurance that the settlement ultimately will be approved or completed on the agreed terms. The Company vigorously denies the allegations. If the settlement agreement is not approved or completed, the Company intends to vigorously defend itself. While the outcome of any lawsuit is unpredictable, management does not believe based upon information presently available that the outcome of this suit would have a material adverse affect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

2.1* Agreement and Plan of Merger, dated as of August 31, 2001, among Santa Fe International Corporation, Silver Sub, Inc., Gold Merger Sub, Inc. and Global Marine Inc.

10.1 Overall Agreement between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001

10.2 Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P.2003) between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001

10.3 Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P-2004) between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001

* Incorporated by reference from the Company's Current Report on Form 8-K filed September 4, 2001.

         b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 4, 2001 reporting under Item 5. thereof the announcement by the Company and Global Marine that they had entered into a definitive agreement to merge.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 9, 2001                 SANTA FE INTERNATIONAL CORPORATION


                                                     /s/ S. M. McCarty
                                          --------------------------------------
                                           S. M. McCarty, Senior Vice President
                                                and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

  2.1*     Agreement and Plan of Merger, dated as of August 31, 2001, among Santa
           Fe International Corporation, Silver Sub, Inc., Gold Merger Sub, Inc.
           and Global Marine Inc.

  10.1     Overall Agreement between Santa Fe International Corporation and PPL
           Shipyard PTE, Ltd. of Singapore, dated April 11, 2001

  10.2     Contract for the Construction and Sale of a Semi-submersible Drilling
           Unit (Hull No. P.2003) between Santa Fe International Corporation and
           PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001

  10.3     Contract for the Construction and Sale of a Semi-submersible Drilling
           Unit (Hull No. P-2004) between Santa Fe International Corporation and
           PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001

* Incorporated by reference from the Company's Current Report on Form 8-K filed September 4, 2001.