Form 10-K
period 2001-12-31
GLOBALSANTAFE CORP
filed 2002-03-15
CIK 1038914

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 15, 2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                 2001 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                         COMMISSION FILE NUMBER 1-14634

                             ---------------------

                           GLOBALSANTAFE CORPORATION
             (Exact name of registrant as specified in its charter)

               CAYMAN ISLANDS                                    98-0108989
(State or other jurisdiction of incorporation         (IRS Employer Identification No.)
              or organization)

   777 N. ELDRIDGE PARKWAY, HOUSTON, TEXAS                       77079-4493
  (Address of principal executive offices)                       (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (281) 596-5100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Ordinary Shares $.01 par value                    New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2002, the aggregate market value of the Company's ordinary shares, $.01 par value, held by non-affiliates was $5,240,019,933.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Ordinary Shares, $.01 par value, 233,820,523 shares outstanding as of February 28, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement in connection with the 2002 Annual General Meeting of Shareholders are incorporated into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Items 1. and 2.  Business and Properties.....................................     3
Item 3.          Legal Proceedings...........................................    19
Item 4.          Submission of Matters to a Vote of Security Holders.........    22

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related               23
                 Stockholder Matters.........................................
Item 6.          Selected Financial Data.....................................    24
Item 7.          Management's Discussion and Analysis of Financial Condition     26
                 and Results of Operations...................................
Item 7A.         Quantitative and Qualitative Disclosures About Market           38
                 Risk........................................................
Item 8.          Financial Statements and Supplementary Data.................    41
Item 9.          Changes in and Disagreements with Accountants on Accounting     75
                 and Financial Disclosure....................................

                                      PART III
Item 10.         Directors and Executive Officers of the Registrant..........    75
Item 11.         Executive Compensation......................................    75
Item 12.         Security Ownership of Certain Beneficial Owners and             75
                 Management..................................................
Item 13.         Certain Relationships and Related Transactions..............    75

                                      PART IV
Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form    75
                 8-K.........................................................

                             ---------------------

                            ANALYST CONFERENCE CALL

     On Tuesday, April 16, 2002, GlobalSantaFe will release its first quarter 2002 financial results after the close of trading on the New York Stock Exchange. On April 17, 2002, at 10:00 a.m. Central Time (11:00 a.m. Eastern
Time), the Company will hold an analyst conference call to discuss the results.

     Analysts may participate in the conference by calling 913-981-5558, confirmation code 682167. Others wishing to listen to the conference call live may do so by logging on to the Company's website at www.gsfdrill.com. It is recommended that listeners connect to the website prior to the conference call to ensure adequate time for any software download that may be needed to hear the webcast. Replays will be available starting at 1:00 p.m. Central Time (2:00 p.m. Eastern Time) on the day of the conference call by webcast on the Company's website or by telephoning 719-457-0820, confirmation code 682167. Both services will discontinue replays at 7:00 p.m. Central Time April 24, 2002.

                           FORWARD-LOOKING STATEMENTS

     Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our shareholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Forward-looking statements are often but not always identifiable by use of words such as "anticipate," "believe," "budget," "could, " "estimate," "expect," "forecast," "intend," "may," "might," "plan," "predict," "project," and "should."

     Our forward-looking statements include statements about the following subjects: our possible or assumed future results of operations; effects or results of our recent merger, including cost reductions, operating efficiencies or synergies of the merger; estimated expenditures and the timing of expenditures, as well as construction schedules and delivery dates, in connection with drilling rigs under construction or anticipated to be under construction; backlog amounts that will be realized in given time periods; dates specific drilling rigs will become available following completion of current contracts; the adequacy of our valuation allowance in connection with net operating loss carryforwards; estimated restructure costs; future domestic and interna-tional markets for drilling and drilling management services; our ability to meet our current obligations; the effects of recent accounting pronouncements; the potential effect of any additional payments that could be required under our fully-defeased financing leases on two drillships; our exposure to market interest rate fluctuations; future dividends; our funding and financing plans; outcomes of legal and administrative proceedings; costs, adequacy or availability of insurance; and any other statements that are not historical facts.

     Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

     Factors that could cause or contribute to such differences include, but are not limited to:

     - worldwide demand for oil and natural gas;

     - fluctuation in the price of oil and natural gas;

     - the level of activity in oil and natural gas exploration, development and production;

     - exploration success by producers;

     - competition and market conditions in the offshore contract drilling industry, including dayrates and utilization;

     - the ability to enter into and the terms of future drilling contracts;

     - the risks of failing to complete a well or wells under turnkey contracts;

     - other risks inherent in turnkey contracts;

     - risks of international operations and compliance with foreign laws;

     - compliance with or breach of environmental laws;

     - work stoppages by shipyard workers;

     - changes in oil and natural gas drilling technology or in our competitors drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

     - delays in construction projects and cost overruns on rig construction projects;

     - the availability of qualified personnel;

     - operating hazards inherent in drilling for oil and natural gas;

     - political and other uncertainties inherent in non-U.S. operations, including exchange and currency fluctuations;

     - military operations, terrorist acts, wars or embargoes;

     - the cost and availability of adequate insurance coverage;

     - the impact of governmental laws and regulations;

     - the adequacy of sources of liquidity;

     - the effect of litigation and contingencies;

     - fluctuation in the value of our ordinary shares;

     - difficulties in integrating the operations of Santa Fe International and Global Marine following the recent merger;

     - the difficulty of enforcing civil liabilities against GlobalSantaFe; and

     - such other factors as may be discussed in this report in the "Risk Factors" section under Items 1 and 2 and elsewhere, and in our other reports filed with the U.S. Securities and Exchange Commission.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE OF THE PARTICULAR STATEMENT, AND WE DISCLAIM ANY OBLIGATION OR UNDERTAKING TO DISSEMINATE ANY UPDATES OR REVISIONS TO OUR STATEMENTS, FORWARD-LOOKING OR OTHERWISE, TO REFLECT CHANGES IN OUR EXPECTATIONS OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS ARE BASED.

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

     GlobalSantaFe Corporation ("GlobalSantaFe" or the "Company") is the second largest drilling contractor in the world, owning or operating a high quality, technologically advanced fleet of over 100 drilling rigs. The Company's diversified fleet currently includes 13 floating rigs, 44 jackup rigs, 31 land rigs and one platform rig. In addition, the Company or its affiliates operate 13 additional third-party owned marine rigs. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily-rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on a dayrate or completed-project, fixed-price ("turnkey") basis, drilling engineering and drilling project management services and participates in oil and gas exploration and production activities. Business segment and geographic information is set forth in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The Company is a Cayman Islands company, with its principal executive offices in Houston, Texas.

     Unless otherwise provided, the term "Company" refers to GlobalSantaFe Corporation and, unless the context otherwise requires, to its predecessors and consolidated subsidiaries. The Company's businesses are conducted by subsidiaries of GlobalSantaFe Corporation.

MERGER OF SANTA FE INTERNATIONAL CORPORATION AND GLOBAL MARINE INC.

     On November 20, 2001, Santa Fe International Corporation ("Santa Fe International") and Global Marine Inc. ("Global Marine") consummated their business combination with the merger (the "Merger") of an indirect wholly-owned subsidiary of Santa Fe International with and into Global Marine, with Global Marine surviving the Merger as a wholly-owned subsidiary of Santa Fe International. In connection with the Merger, Santa Fe International was renamed GlobalSantaFe Corporation. At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.10 per share, of Global Marine was converted into the right to receive 0.665 ordinary shares, par value $0.01 per share, of GlobalSantaFe ("GlobalSantaFe Ordinary Shares"). Approximately 118 million GlobalSantaFe Ordinary Shares were issued in connection with the Merger.

     The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the stockholders of Global Marine owned slightly over 50% of GlobalSantaFe after the Merger, Global Marine was considered the acquiring entity for accounting purposes. Accordingly, the historical basis of Global Marine in its assets and liabilities has been carried forward to the consolidated financial statements of GlobalSantaFe Corporation. The assets and liabilities of Santa Fe International have been recorded at estimated fair market value at the date of the Merger in the consolidated financial statements of GlobalSantaFe, with the excess of the purchase price over the sum of such fair values recorded as goodwill. The approximately $2.6 billion purchase price was calculated using the number of Santa Fe International ordinary shares outstanding immediately prior to the Merger and a $14.67 per share average trading price of Global Marine's common stock, as adjusted for the merger ratio ($22.06 per share, as adjusted), for a period of time immediately before and after the Merger was announced, plus the estimated fair value of Santa Fe International's outstanding stock options.

     As a result of the increased operational scale and scope achieved by virtue of the Merger, GlobalSantaFe now has a more diversified revenue base and is better positioned to meet the full range of its customers' drilling needs.

BACKGROUND OF SANTA FE INTERNATIONAL AND GLOBAL MARINE

     At the time of the Merger, Santa Fe International was a leading international offshore and land contract driller of oil and natural gas wells and owned and operated a high-quality, technically advanced fleet of 26 marine drilling rigs and 31 land drilling rigs in 16 countries throughout the world. In addition, Santa Fe International operated 13 marine drilling rigs owned by third parties. Santa Fe International primarily contracted its drilling rigs, related equipment and crews to oil and gas companies on a dayrate basis. As part of its contract drilling services, Santa Fe International also provided third-party rig operations and incentive drilling services to the international oil and gas industry. In the area of drilling management services, Santa Fe International provided drilling engineering and project management services. Santa Fe International was incorporated in its current form under the laws of the Cayman Islands in 1990.

     At the time of the Merger, Global Marine was a major domestic and international offshore drilling contractor, with a modern, diversified fleet of 33 mobile offshore drilling rigs worldwide. Global Marine provided offshore drilling services on a dayrate basis in the U.S. Gulf of Mexico and internationally. Global Marine also provided drilling management services on a turnkey basis. As part of its drilling management services, Global Marine provided planning, engineering and management services beyond the scope of its traditional contract drilling business. Global Marine also engaged in oil and gas exploration, development and production activities principally in order to facilitate the acquisition of turnkey contracts for its drilling management services operations.

REASONS FOR THE MERGER

     Santa Fe International and Global Marine agreed to merge because both companies believe that the combination will provide the operational scale and market coverage needed to deliver superior service to the world's leading oil and natural gas companies. By combining the companies, Santa Fe International and Global Marine expect to create the potential for stronger operating and financial results than either company could achieve on its own and, in doing so, procure substantial benefits for their shareholders, customers and employees.

CONTRACT DRILLING

     Substantially all of the Company's domestic offshore contract drilling operations are conducted by GlobalSantaFe Drilling Company ("GSFDC"), a wholly-owned subsidiary headquartered in Houston, Texas. International offshore contract drilling operations are conducted by subsidiaries located in 25 countries throughout the world.

     Offshore Rig Fleet. The Company has a modern, diversified, active fleet of 58 mobile offshore drilling rigs, consisting of six heavy duty harsh environment jackups, 38 cantilevered jackups, eight third-generation semisubmersibles, one fourth-generation semisubmersible, three ultra-deepwater, dynamically-positioned drillships, one moored drillship and one platform rig. All of the Company's offshore rigs, with the exception of the Britannia jackup and the platform rig, were placed into service in 1974 or later, and, as of February 28, 2002, their average age was approximately 18 years.

     The Company's fleet is deployed in major offshore oil and gas operating areas worldwide. The principal areas in which the fleet is currently deployed are the North Sea, U.S. Gulf of Mexico, West Africa, South America, the Middle East and Southeast Asia.

     The following table lists the rigs in the Company's offshore drilling fleet as of February 28, 2002, indicating the year each rig was placed in service, each rig's maximum water and drilling depth capabilities, current location, customer, and the date each rig is estimated to become available.

                               OFFSHORE RIG FLEET
                         STATUS AS OF FEBRUARY 28, 2002

                                          MAXIMUM       DRILLING
                         YEAR PLACED    WATER DEPTH      DEPTH                          CURRENT         ESTIMATED
                         IN SERVICE    CAPABILITY(1)   CAPABILITY      LOCATION        CUSTOMER      AVAILABILITY(2)
                         -----------   -------------   ----------   --------------   -------------   ---------------
HEAVY DUTY HARSH
  ENVIRONMENT JACKUP
Galaxy I...............     1991            400 ft     30,000 ft.   North Sea        Phillips          08/02
Galaxy II..............     1998            400 ft     30,000 ft.   Canada           ExxonMobil        11/03
Galaxy III.............     1999            400 ft     30,000 ft.   North Sea        BP                12/02
Magellan...............     1992            350 ft     30,000 ft.   North Sea        Elf               03/03
Monitor................     1989            350 ft     30,000 ft.   North Sea        BP                10/02
Monarch................     1988            350 ft     30,000 ft.   North Sea        Shell             12/02
CANTILEVERED JACKUP(3)
Glomar Baltic I........     1983            375 ft     25,000 ft.   Trinidad         EOG               05/04
Key Singapore..........     1982            350 ft     25,000 ft.   Mid East         Petrobel          07/02
Key Manhattan..........     1980            350 ft     25,000 ft.   Mid East         Petrobel          01/03
Glomar Adriatic II.....     1981            328 ft     25,000 ft.   Gulf of Mexico   BP                04/02
Glomar Adriatic III....     1982            328 ft     25,000 ft.   Trinidad         BHP               04/02
Glomar Adriatic IV.....     1983            328 ft     25,000 ft.   Gulf of Mexico   ChevronTexaco     04/02
Glomar Adriatic VII....     1983            328 ft     20,000 ft.   Trinidad         BP                05/02
Glomar Adriatic VIII...     1983            328 ft     25,000 ft.   West Africa      ExxonMobil        04/03
Glomar Adriatic IX.....     1981            328 ft     20,000 ft.   West Africa      Sonangol          06/02
Glomar Adriatic X......     1982            328 ft     20,000 ft.   Gulf of Mexico   Walter            04/02
Compact Driller........     1993            300 ft     25,000 ft.   Far East         ChevronTexaco     09/02
Parameswara............     1993            300 ft     25,000 ft.   Far East         TFE               08/04
Glomar Adriatic I......     1981            300 ft     25,000 ft.   West Africa      TFE Nigeria       05/04
Glomar Labrador I......     1983            300 ft     25,000 ft.   Trinidad         BP                05/02
Key Hawaii.............     1983            300 ft     25,000 ft.   Mid East         Aramco            03/03
Glomar Main Pass I.....     1982            300 ft     25,000 ft.   Gulf of Mexico   El Paso           03/02
Glomar Main Pass IV....     1982            300 ft     25,000 ft.   Gulf of Mexico   El Paso           04/02
Galveston Key(4).......     1978            300 ft     25,000 ft.   Far East         --                  --
Key Gibraltar..........     1976            300 ft     25,000 ft.   Far East         JVPC              04/03
Rig 134(4).............  1982...            300 ft     20,000 ft.   Far East         EPMI              10/03
Rig 136................  1982...            300 ft     20,000 ft.   Singapore        --                  --
Glomar Adriatic V......     1979            300 ft     20,000 ft.   West Africa      ExxonMobil        04/03
Glomar High Island V...     1981            270 ft     20,000 ft.   West Africa      Pioneer           06/02
Glomar High Island
  II...................     1979            270 ft     20,000 ft.   Gulf of Mexico   Unocal            05/02
Glomar High Island
  IX...................     1983            250 ft     20,000 ft.   West Africa      ExxonMobil        07/02
Rig 141................     1982            250 ft     20,000 ft.   Mid East         Petrobel          11/02
Glomar High Island
  VII..................     1982            250 ft     20,000 ft.   West Africa      --                  --
Glomar High Island
  VIII.................     1982            250 ft     20,000 ft.   Gulf of Mexico   Apex              04/02
Rig 127................     1981            250 ft     20,000 ft.   Mid East         Occidental        02/03
Glomar High Island
  III..................     1980            250 ft     20,000 ft.   Gulf of Mexico   ADTI/Newfield     03/02
Glomar High Island
  IV...................     1980            250 ft     20,000 ft.   Gulf of Mexico   El Paso           04/02

                                          MAXIMUM       DRILLING
                         YEAR PLACED    WATER DEPTH      DEPTH                          CURRENT         ESTIMATED
                         IN SERVICE    CAPABILITY(1)   CAPABILITY      LOCATION        CUSTOMER      AVAILABILITY(2)
                         -----------   -------------   ----------   --------------   -------------   ---------------
Rig 124................     1980            250 ft     20,000 ft.   Mid East         Petrobel          02/03
Glomar High Island I...     1979            250 ft     20,000 ft.   Gulf of Mexico   ADTI/Gryphon      03/02
Rig 103................     1974            250 ft     20,000 ft.   Mid East         Maersk            10/02
Rig 105................     1975            250 ft     20,000 ft.   Mid East         Petrobel          12/02
Britannia..............     1968            230 ft     20,000 ft.   North Sea        Shell             10/04
Glomar Adriatic VI.....     1981            225 ft     20,000 ft.   North Sea        BP                09/02
Glomar Adriatic XI.....     1983            225 ft     25,000 ft.   North Sea        Wintershall       08/02
SEMISUBMERSIBLE
Glomar Celtic Sea......     1998          5,750 ft     25,000 ft.   Gulf of Mexico   ExxonMobil        03/02
Glomar Arctic I........     1983          3,400 ft     25,000 ft.   Gulf of Mexico   EEX               07/02
Rig 135................     1983          2,400 ft     25,000 ft.   North Sea        --                  --
Rig 140................     1983          2,400 ft     25,000 ft.   North Sea        Shell             11/02
Aleutian Key...........     1976          2,300 ft     25,000 ft.   West Africa      ExxonMobil        03/02
Glomar Arctic III......     1984          1,800 ft     25,000 ft.   North Sea        ExxonMobil        09/02
Glomar Arctic IV.......     1983          1,800 ft     25,000 ft.   North Sea        Amerada Hess      05/02
Glomar Grand Banks.....     1984          1,500 ft     25,000 ft.   North Sea        Pan Canadian      06/02
Maersk Jutlander.......     1982          1,200 ft     25,000 ft.   North Sea        Norsk Hydro       09/02
DRILLSHIP
Glomar C.R. Luigs......     2000          9,000 ft     35,000 ft.   Gulf of Mexico   BHP               03/03
Glomar Jack Ryan.......     2000          8,000 ft     35,000 ft.   Gulf of Mexico   ExxonMobil        09/03
Glomar Explorer........     1998          7,800 ft     30,000 ft.   Gulf of Mexico   ChevronTexaco     10/03
Glomar Robert F.
  Bauer................     1983          2,750 ft     25,000 ft.   West Africa      Triton            06/02
PLATFORM
Rig 82.................     1968               N/A      20,000 ft   North Sea        Shell             12/03

---------------

(1) As currently equipped.

(2) Estimated based on the anticipated completion date of current commitments, including executed contracts, letters of intent, and other customer commitments for which contracts have not yet been executed.

(3) Table excludes the Key Bermuda, which was sold in February 2002.

(4) Owned by P.T. Santa Fe Supraco Indonesia, a limited liability company of which the Company is a 95% shareholder.

     Rig Types. Jackup rigs have elevating legs which extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 350 feet or less. All of the Company's jackup rigs have drilling equipment mounted on cantilevers, which allow the equipment to extend outward from the rigs' hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. The Company has extended the reach of the cantilevers on 16 of its 44 jackups beyond the reach originally designed for these units. This enables the drilling equipment to operate over larger production platforms. In addition, eight of the Company's jackups have been equipped with skid-off packages, which allow the drilling equipment to be transferred to fixed production platforms.

     The Company owns the world's largest fleet of heavy-duty harsh environment jackup rigs, with six of the 19 currently in service in the industry. Three of the Company's rigs, the Galaxy I, Galaxy II and Galaxy III, are Universe class rig designs capable of operating in water depths up to 400 feet and are currently qualified to operate year-round in the harsh environment of the central North Sea in water depths of up to 360 feet. The Company's three other heavy duty harsh environment jackup rigs, the Monarch, Monitor and Magellan, are Monarch class rig designs capable of operating in water depths of up to 350 feet. These rigs are able to operate year-round in the central North Sea in water depths of up to 300 feet.

     Semisubmersible rigs are floating offshore drilling units with pontoons and columns that, when flooded with water, cause the unit to partially submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom, but some use dynamic positioning ("DP"), which allows the vessels to be held in position by computer-controlled propellers, known as thrusters. Semisubmersibles are classified into five generations, distinguished mainly by their age, environmental rating, variable deck load, and water-depth capability. The Company's Aleutian Key, Glomar Arctic I, Glomar Arctic III, Glomar Arctic IV, Glomar Grand Banks, Maersk Jutlander, Rig 135 and Rig 140 semisubmersibles are third-generation, conventionally-moored rigs suitable for drilling in water depths ranging from 1,200 to 3,400 feet. The Company's Glomar Celtic Sea is a fourth-generation semisubmersible capable of drilling in water depths of up to 5,750 feet, and utilizes a mooring system that is DP-assisted.

     Drillships are generally preferred for deepwater drilling in remote locations with moderate weather environments because of their mobility and large load carrying capability. The Company's Glomar C.R. Luigs, Glomar Jack Ryan, and Glomar Explorer are dynamically-positioned, ultra-deepwater drillships capable of drilling in water depths up to 9,000 feet, 8,000 feet, and 7,800 feet, respectively, as currently equipped. With modifications, maximum water depth capabilities are 12,000 feet for the Glomar C.R. Luigs and Glomar Jack Ryan, and 10,000 feet for the Glomar Explorer. The Glomar Robert F. Bauer is a conventionally moored drillship capable of drilling in maximum water depths of 2,750 feet.

     The Company's "deepwater" rigs consist of its semisubmersibles and drillships. The Company considers rigs with a maximum water-depth capability of 5,000 feet or more, such as the Glomar C.R. Luigs, Glomar Jack Ryan, Glomar Explorer, and Glomar Celtic Sea, to be "ultra-deepwater" rigs.

     The Company's platform rig consists of a number of self-contained drilling equipment packages, that, when assembled on a customer's offshore production platform, forms a complete drilling rig.

     The Company has title to all of the offshore drilling rigs in its fleet in the table above with the exception of the Glomar Explorer, which is subject to a 30-year capital lease, and the Glomar C.R. Luigs and Glomar Jack Ryan, which are subject to fully-defeased, 20-year capital leases. None of the Company's offshore drilling rigs are currently subject to any outstanding liens or mortgages.

     The Company has fixed price contracts with PPL Shipyard PTE, Ltd. of Singapore ("PPL Shipyard") for the construction of two high performance jackup rigs at approximately $125 million each. The Company has options with PPL Shipyard for construction of additional jackup units, the first two of which are at a similar price to the current contracts. Construction of the first new jackup commenced in the second quarter of 2001. Each jackup rig will take approximately two years to complete. Construction of the second rig will begin approximately one year into the construction of the first rig. The Company anticipates that the first jackup will be delivered in early 2003.

     The Company also has fixed price contracts with PPL Shipyard for the construction of two ultra-deepwater semisubmersible drilling rigs at approximately $285 million each. The Company has options for construction of two additional drilling units at a similar price to the two current contracts. Construction of the first new semisubmersible commenced in the third quarter of 2001. Construction of the second rig will begin approximately 18 months into construction of the first rig, with completion of the second rig expected approximately two years thereafter. The Company anticipates delivery of the first semisubmersible in late 2003.

     The Company anticipates that the rig building program will be funded through existing cash balances plus cash flows from continuing operations; however, the Company may borrow a portion of the required funds if conditions warrant.

     Land Rig Fleet. The majority of the Company's land rigs are designed for use in remote desert environments and generally include all facilities necessary to support living and working in harsh and remote environments, including accommodation camps and inventories of repair parts and materials. Each of the rigs is designed for efficient disassembly, transport and reassembly. Eleven of the newer rigs are specially designed as wheel-mounted units that can be moved quickly between well locations. Three of the rigs are equipped with special "lift and roll" systems, so that the rigs can be quickly moved between well locations on a pad site. An extensive fleet of specialized rig transport equipment supports land rig operations in Kuwait and the Kuwaiti-Saudi Arabia Partitioned Neutral Zone. This equipment is comprised primarily of heavy-duty trucks built and equipped for desert service. Additionally, these operations are supported by a fleet of heavy equipment, including bulldozers, cranes and forklifts that prepare access roads and drill site locations and facilitate the assembly and tear down of the Company's land rigs.

     The Company has historically concentrated its land rig operations in the Middle East, South America and North Africa. All of the Company's land rigs were placed into service in 1972 or later, and, as of February 28, 2002, their average age was approximately 12 years.

     The following table lists the rigs in the Company's land drilling fleet as of February 28, 2002, indicating the year each rig was placed in service, rig type, each rig's drilling depth capabilities, current location, customer, and the date each rig is estimated to become available.

                               LAND RIG FLEET(1)
                         STATUS AS OF FEBRUARY 28, 2002

                                                            DRILLING
                       YEAR PLACED                           DEPTH                     CURRENT       ESTIMATED
                       IN SERVICE         RIG TYPE         CAPABILITY     LOCATION     CUSTOMER   AVAILABILITY(2)
                       -----------   -------------------   ----------   ------------   --------   ---------------
Rig 180..............     1999       National 1625         30,000 ft    Kuwait         KOC          09/02
Rig 176..............     1999       Ideco 3000E           30,000 ft    Venezuela      BP           04/02
Rig 177..............     1998       Oilwell E-3000        30,000 ft    Venezuela      BP-DZO       06/02
Rig 174..............     1997       EMSCO C3              30,000 ft    Saudi Arabia   Aramco       08/03
Rig 173..............     1997       Gardner Denver 3000   30,000 ft    Saudi Arabia   Aramco       06/03
Rig 155..............     1992       Oilwell E-3000        30,000 ft    Kuwait         KOC          10/04
Rig 144..............     1973       EMSCO C3              30,000 ft    Saudi Arabia   Aramco       08/03
Rig 158..............     1992       Oilwell E-2000        25,000 ft    Kuwait         KOC          10/04
Rig 186..............     2002       Oilwell E-2000        20,000 ft    Venezuela      Perez        12/02
Rig 187..............     2002       National 1320 UE      20,000 ft    Venezuela      --             --
Rig 179..............     1998       National 1320         20,000 ft    Venezuela      --             --
Rig 178..............     1998       National 1320         20,000 ft    Venezuela      Perez        04/02
Rig 119..............     1979       Oilwell E-2000        20,000 ft    Venezuela      Perez        04/02
Rig 104..............     1973       National 1320 UE      20,000 ft    Egypt          Suco         05/02
Rig 97...............     1973       Oilwell E-2000        20,000 ft    Venezuela      --             --
Rig 94...............     1972       National 110 UE       20,000 ft    Egypt          Petrobel     10/02
Rig 157..............     1991       Ideco 1700 UE         17,000 ft    Saudi Arabia   Aramco       10/03
Rig 169..............     1998       National 110 UE       16,000 ft    Kuwait         KOC          08/02
Rig 147..............     1987       National 110 UE       16,000 ft    Kuwait         --             --
Rig 102..............     1973       National 110 UE       16,000 ft    Kuwait         SAT          07/02
Rig 92...............     1972       National 1320         16,000 ft    Egypt          AGIBA        10/02
Rig 170..............     1996       National 110 UE       14,000 ft    Kuwait         --             --
Rig 161..............     1991       Dreco 1250 E          12,000 ft    Kuwait         KOC          10/04
Rig 160..............     1991       Dreco 1250 E          12,000 ft    Kuwait         KOC          10/04
Rig 151..............     1989       National 80 UE        11,500 ft    Oman           PDO          04/03
Rig 150..............     1989       National 80 UE        11,500 ft    Oman           PDO          10/03
Rig 172..............     1997       Oilwell 660-E         10,000 ft    Kuwait         KOC          10/04
Rig 171..............     1997       Oilwell 660-E         10,000 ft    Kuwait         SAT          08/02
Rig 146..............     1987       Kremco 750            10,000 ft    Kuwait         KOC          10/04
Rig 143..............     1983       Ideco H37 ED          6,500 ft     Egypt          Petrobel     07/02

---------------

(1) Excludes Rig 159, which was held for sale as of December 31, 2001.

(2) Estimated based on the anticipated completion date of current commitments, including executed contracts, letters of intent, and other customer commitments for which contracts have not yet been executed.

     The Company has title to all of the land drilling rigs in its fleet. None of the Company's land rigs are currently subject to any outstanding liens or mortgages.

     Third-Party Rig Operations. The Company's third-party rig operations are presently concentrated on oil and gas platforms in the North Sea, an area where the Company maintains substantial contract drilling operations, and semisubmersible rig operations in the Caspian Sea (see "Joint Venture, Agency and Sponsorship Relationships and Other Investments"). As of February 28, 2002, the Company operated or maintained 11 platforms and two semisubmersible rigs for third parties.

     Backlog. The Company's contract drilling backlog at December 31, 2001 was $1.4 billion, consisting of $1.3 billion related to executed contracts and $0.1 billion related to customer commitments for which contracts had not yet been executed as of December 31, 2001. Approximately $1.0 billion of the backlog is expected to be realized in 2002. Global Marine's historical contract drilling backlog at December 31, 2000 was $772 million and included $43 million attributable to customer commitments for which contracts had not yet been executed as of that date.

     Drilling Contracts and Major Customers. Contracts to employ the Company's drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding. The rates specified in drilling contracts are generally on a dayrate basis, and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions, and other variables. Each contract provides for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather or other conditions, which may be beyond the Company's control. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts, or no payment during the mobilization or demobilization. A contract may be terminated by the customer if the rig is destroyed or, in some cases, if drilling operations are suspended for a specified period of time due to a breakdown of major equipment, in the event of poor operational, safety or environmental performance not remedied by the Company within a specified period, or if other events occur that are beyond either party's control.

     The Company's contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. Two customers each accounted for more than 10% of consolidated revenues in 2001. ExxonMobil provided $177.8 million of contract drilling revenues, and BP provided $142.9 million of contract drilling revenues and $1.5 million of drilling management services revenues. No single customer accounted for more than 10% of Global Marine's historical consolidated revenues in 2000 or 1999. The Company's results of operations could be materially adversely affected if any of its major customers terminates its contracts with the Company, fails to renew the Company's existing contracts or refuses to award new contracts to the Company. See "Risk Factors -- The Company relies heavily on a small number of customers".

DRILLING MANAGEMENT SERVICES

     The Company provides drilling management services, including turnkey drilling, drilling engineering and well project management. Turnkey services are performed primarily through a wholly-owned subsidiary, Applied Drilling Technology Inc. ("ADTI"), and through GlobalSantaFe Drilling U.K. Limited ("GSFDUK"). ADTI operates primarily in the U.S. Gulf of Mexico, and GSFDUK operates in areas other than the U.S. Gulf of Mexico. Under a turnkey arrangement, the Company will assume responsibility for the design and execution of a well and deliver a logged or loggable hole to an agreed depth for a guaranteed price. Compensation is contingent upon satisfactory completion of the drilling program. Under the Company's turnkey drilling operations, the Company provides planning, engineering, and management services beyond the scope of its traditional contract drilling business and thereby assumes greater liability.

     As of December 31, 2001, the Company's drilling management services revenue backlog was approximately $64 million, all of which is expected to be realized in 2002. Global Marine's historical drilling management services backlog was approximately $59 million at December 31, 2000.

OIL AND GAS OPERATIONS

     The Company conducts oil and gas exploration, development, and production activities through its wholly-owned subsidiary, Challenger Minerals Inc. ("CMI"). CMI acquires its interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for the Company's drilling management services operations. In this capacity, CMI facilitated ADTI's acquisition of contracts to drill 25 turnkey wells in 2001, resulting in 5 new discoveries. Substantially all of the Company's oil and gas activities are conducted in the United States offshore Louisiana and Texas.

JOINT VENTURE, AGENCY AND SPONSORSHIP RELATIONSHIPS AND OTHER INVESTMENTS

     In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation. The Company is an active participant in several joint venture drilling companies, principally in Azerbaijan, Indonesia, Malaysia, Nigeria, Oman and Saudi Arabia.

     In Azerbaijan, the semisubmersibles Istiglal and Dada Gorgud operate under long-term bareboat charters. The Istiglal is bareboat chartered to and operated by the joint venture Caspian Drilling Company Limited, in which the Company holds a 45% ownership interest, until October 2006. The Dada Gorgud is bareboat chartered to the Company until October 2006 or the later termination of the Company's current drilling contract with the Azerbaijan International Operating Company. The Company has subcontracted operations of the Dada Gorgud to Caspian Drilling Company Limited.

     The Company also participates in a joint venture that operates a petroleum supply base in Indonesia. The Indonesian supply base, in which the Company holds a 42% ownership interest, is located at Merak Point on the western portion of the island of Java. It provides both open and covered storage and bulk chemical trans-shipment facilities. The land lease for this supply base extends through the year 2030.

     The Company also has a passive minority interest in a Libyan drilling company that is and has been managed in accordance with applicable trade sanctions and is accounted for on the cost basis.

     Local law or custom in some areas of the world also effectively mandates establishment of a relationship with a local agent or sponsor. When necessary or appropriate in these areas, the Company enters into agency or sponsorship agreements.

RISK FACTORS

  THE COMPANY MAY FACE DIFFICULTIES IN INTEGRATING THE OPERATIONS OF SANTA FE INTERNATIONAL AND GLOBAL MARINE AND THE EXPECTED BENEFITS OF THE MERGER MAY NOT BE REALIZED

     Santa Fe International and Global Marine operated in the past as separate companies. The Company's management team has no experience running the combined businesses. Santa Fe International and Global Marine may not be able to integrate their operations without a loss of employees, customers or suppliers, a loss of revenues, an increase in operating or other costs or other difficulties. In addition, the Company may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the Merger. Any unexpected costs or delays incurred in connection with the integration could have a material adverse effect on the Company's business, results of operations or financial condition.

  RECENT TERRORIST ATTACKS COULD RESULT IN A MATERIAL ADVERSE EFFECT ON THE BUSINESS OF THE COMPANY

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the world's financial and insurance markets and have significantly increased political and economic instability in the geographic areas in which the Company operates. In addition, these attacks may lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services. Although the Company has not experienced any material adverse effects on its results of operations as a result of terrorist acts to date, there can be no assurance that terrorism and its effects on the Company or its markets will not significantly affect the Company's business in the future. Immediately following the events of September 11, the Company's war risk and terrorist insurance underwriters cancelled those coverages in accordance with the terms of the policies and offered to reinstate them for significantly higher premiums. The Company reinstated and currently maintains war and terrorism coverage for only a portion of its fleet. In particular, the Company has elected to forego insuring rigs in certain areas, such as the Caspian Sea and the Persian Gulf, that have been designated as higher risk areas by insurance underwriters, resulting in higher premiums for those areas. War and terrorism coverage is cancelable by underwriters on forty-eight hours notice, and there can be no assurance that underwriters will not cancel nor that they will then offer to reinstate on terms deemed acceptable by the Company. The Company's insurance program, of which war and terrorism coverage forms a part, expires in June 2002. The Company expects that significant premium and deductible increases will be imposed when the program is renewed. The Company has made no decision as to whether it will maintain war or terrorism coverage on any portion of its fleet after renewal of the insurance program. The attacks led to war in Afghanistan and may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such acts of terrorism could be directed against companies such as ours. United States government regulations effectively preclude the Company from actively engaging in business activities in certain countries, including oil-producing countries such as Iran, Iraq and Libya. These regulations could be amended to cover countries where the Company currently operates or where the Company may wish to operate in the future. These developments will subject the worldwide operations of the Company to increased risks and, depending on their magnitude, could have a material adverse effect on the business of the Company.

  THE COMPANY'S BUSINESS DEPENDS ON THE LEVEL OF ACTIVITY IN THE OIL AND NATURAL GAS INDUSTRY, WHICH IS SIGNIFICANTLY AFFECTED BY THE LEVEL AND VOLATILITY OF OIL AND NATURAL GAS PRICES

     The Company's business depends on the level of activity in offshore and onshore oil and natural gas exploration, development and production in markets worldwide. Oil and natural gas prices, and market expectations of potential changes in these prices, significantly affect this level of activity. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Numerous factors may affect oil and natural gas prices and the level of demand for the Company's services, including:

     - worldwide demand for oil and natural gas;

     - the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

     - the level of production by non-OPEC countries;

     - domestic and foreign tax policy;

     - laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions;

     - advances in exploration and development technology; and

     - the worldwide military or political environment, including uncertainty or instability resulting from an outbreak or escalation of armed hostilities or other crisis in the Middle East or other geographic areas in which the Company operates or further acts of terrorism in the United States or elsewhere.

  THE COMPANY'S BUSINESS IS HIGHLY PRICE-COMPETITIVE AND CYCLICAL, WITH PERIODS OF LOW DEMAND AND EXCESS RIG AVAILABILITY

     The offshore drilling business is highly competitive with numerous industry participants. The industry has experienced consolidation in recent years and may experience additional consolidation. Recent mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

     Drilling contracts are, for the most part, awarded on a competitive bid basis. Price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment are also factors. The Company competes with numerous offshore drilling contractors, one of which is larger and has greater resources than the Company. Further, the Company's drilling management services business will be subject to the risks associated with having a limited number of customers for its services.

     The industry in which the Company operates historically has been cyclical and may be impacted by oil and natural gas price levels and volatility. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply intensify the competition in the industry and often result in rigs being idled. Decreases in natural gas prices since the beginning of second quarter of 2001 have decreased the demand for rigs and dayrates in the U.S. Gulf of Mexico, a predominantly natural gas province in which the Company has significant operations, as operators have reduced their level of spending activity. Further declines in oil or natural gas prices could reduce demand for the Company's drilling services and adversely affect both utilization and dayrates in one or more of the regions in which it operates. The Company may be required to idle rigs or to enter into lower-rate contracts in response to market conditions in the future.

  TURNKEY DRILLING OPERATIONS ARE CONTINGENT ON THE COMPANY'S ABILITY TO WIN BIDS AND ON RIG AVAILABILITY

     The Company's results of operations from its drilling management services may be limited by its ability to obtain and successfully perform turnkey drilling contracts based on competitive bids, as well as other factors. Its ability to obtain turnkey drilling contracts will largely depend on the number of these contracts available for bid, which in turn will be influenced by market prices for oil and natural gas, among other factors. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year. Furthermore, the Company's ability to enter into turnkey drilling contracts may be constrained from time to time by the availability of Company-owned or third party drilling rigs.

  TURNKEY DRILLING OPERATIONS EXPOSE THE COMPANY TO ADDITIONAL RISKS BECAUSE IT ASSUMES THE RISK FOR OPERATIONAL PROBLEMS AND THE CONTRACTS ARE ON A FIXED-PRICE BASIS

     The Company enters into a significant number of turnkey contracts each year. In 2001, the Company, primarily through its subsidiary ADTI, completed 119 turnkey projects (97 wells drilled and 22 well completions). The Company's compensation under turnkey contracts will depend on whether it successfully drills to a specified depth or, under some of its contracts, completes the well. Unlike dayrate contracts, where ultimate control is exercised by the operator, the Company will be exposed to additional risks when serving as a turnkey drilling contractor, because it will make all critical decisions. Under a turnkey contract, the amount of the Company's compensation will be fixed at the amount it bids to drill the well. Thus, it will not be paid if operational problems prevent performance unless it chooses to drill a new well at its own expense. Further, the Company must absorb the loss if unforeseen problems arise that cause the cost of performance to exceed the turnkey price. By contrast, in a dayrate contract, the customer generally retains these risks. Although the Company will budget for these contingencies, there can be no assurance that the cost of contingencies will not exceed budgeted amounts. The Company is not insured against all of these risks associated with turnkey drilling operations. See "The Company's business involves numerous operating hazards and it is not fully insured against all of them."

  FAILURE TO OBTAIN AND RETAIN KEY PERSONNEL COULD IMPEDE OPERATIONS

     The Company requires highly skilled personnel to operate and provide technical services and support for its business. Competition for the skilled and other labor required for deepwater and other drilling operations has intensified as the number of rigs activated or added to worldwide fleets or under construction has increased in the last few years. The Company has one deepwater rig under construction, a firm commitment to build an additional deepwater rig and options to build up to two more deepwater rigs. The Company also has one premium jackup rig under construction, a firm commitment to build an additional premium jackup and options to build up to four more premium jackups. The Company must hire full crews for these rigs before they commence operations in addition to its routine requirements for drilling crews. Although competition for skilled and other labor has not materially affected the Company to date, the Company has recently found it more difficult to find qualified individuals, and the possibility exists that competition for skilled and other labor for deepwater and other operations could limit the Company's results of operations.

  THE COMPANY RELIES HEAVILY ON A SMALL NUMBER OF CUSTOMERS

     The Company's contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. Two customers each accounted for more than 10% of consolidated revenues in 2001. ExxonMobil accounted for $177.8 million of contract drilling revenues, and BP accounted for $142.9 million of contract drilling revenues and $1.5 million of drilling management services revenues. In the years ended December 31, 2000 and 1999, 68% and 72%, respectively, of Santa Fe International's operating revenue was derived from six customers. Approximately 19% of Santa Fe International's revenues for the year ended December 31, 2000 were attributable to Santa Fe International's largest customer and approximately 65% were attributable to its five largest customers, including 10% contributed by an affiliate of Kuwait Petroleum Corporation. In the years ended December 31, 2000 and 1999, 29% and 33%, respectively, of Global Marine's operating revenues were derived from five or fewer customers. Approximately 29% of Global Marine's operating revenues for the year ended December 31, 2000 were attributable to Global Marine's five largest customers, none of which represented revenues of more than 7% individually. On a pro forma basis for the year ended December 31, 2001, approximately 12% of the pro forma operating revenues for the Company would have been attributable to the largest customer on a combined basis and approximately 39% of pro forma operating revenues would have been attributable to the Company's five largest customers. On a pro forma basis for the year ended December 31, 2000, approximately 10% of the pro forma operating revenues for the Company would have been attributable to the largest customer on a combined basis and approximately 36% of pro forma operating revenues would have been attributable to the Company's five largest customers. The Company's results of operations could be materially adversely affected if any of its major customers terminates its contracts with the Company, fails to renew the Company's existing contracts or refuses to award new contracts to the Company.

  THE COMPANY MAY SUFFER LOSSES IF ITS CUSTOMERS TERMINATE OR SEEK TO RENEGOTIATE ITS CONTRACTS

     The Company's contracts with customers may be cancellable upon specified notice at the option of the customer. Some drilling contracts require the customer to pay a specified early termination payment upon cancellation, which payments may not fully compensate the Company for the loss of the contract. Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of acts of God or excessive rig downtime for repairs, or other specified conditions. Early termination of a contract may result in a rig being idle for an extended period of time. The Company's revenues may be adversely affected by customers' early termination of contracts, especially if the Company is unable to recontract the affected rig within a short period of time. Further, in times of depressed market conditions, the Company's customers historically have on occasion sought to renegotiate firm drilling contracts to reduce their obligations.

  THE COMPANY'S DEEPWATER SEMISUBMERSIBLE AND PREMIUM JACKUP RIGS THAT ARE OR WILL BE UNDER CONSTRUCTION WILL BE SUBJECT TO RISKS, INCLUDING DELAYS AND COST OVERRUNS, AND NO CONTRACTS HAVE BEEN ENTERED INTO YET FOR THEIR DEPLOYMENT UPON COMPLETION

     The Company has two rigs under construction, firm commitments to build two additional rigs and options to build up to six more rigs for its fleet. In addition, the Company may make upgrade and refurbishment expenditures for its fleet, and the Company may also make substantial expenditures for the construction of additional new rigs under certain circumstances. Rig upgrade, refurbishment and construction projects are subject to the risks of delay or cost overruns inherent in any large construction project, including the following:

     - shortages of materials or skilled labor;

     - unforeseen engineering problems;

     - unanticipated actual or purported change orders;

     - work stoppages;

     - financial or operating difficulties of the shipyard upgrading, refurbishing or constructing the rig;

     - adverse weather conditions;

     - unanticipated cost increases; and

     - inability to obtain any of the requisite permits or approvals.

     Significant cost overruns or delays would adversely affect the Company's financial condition and results of operations. In addition, these vessels will employ advancements in technology that may lead to certain challenges as to the Company's use of this technology.

     None of the four vessels that the Company has under construction or has firm commitments to build has secured a contract for deployment upon completion. Historically, the industry has experienced prolonged periods of overcapacity, during which many rigs were idle for long periods of time. The Company can make no assurances that it will be able to obtain contracts for all of its new or existing rigs.

  THE COMPANY'S BUSINESS INVOLVES NUMEROUS OPERATING HAZARDS AND IT IS NOT FULLY INSURED AGAINST ALL OF THEM

     The Company's operations are subject to the usual hazards incident to the drilling of oil and natural gas wells, including blowouts, explosions, oil spills and fires. The Company's activities are also subject to hazards peculiar to marine operations, such as collision, grounding, and damage or loss from severe weather.

     All of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company insures against, or will have indemnification from customers for some, but not all, of these risks. The Company's insurance contains various limitations on coverage and deductibles.

     The Company currently maintains insurance coverage against certain general and marine public liabilities, including liability for personal injury, in the amount of $200 million, subject to a self-insured retention of no more than $250,000 per occurrence. In addition, the Company's rigs and related equipment are separately insured under hull and machinery policies against certain marine and other perils resulting in property damage, subject to a self-insured retention generally of no more than $300,000 per occurrence. The Company's current practice is to insure each active rig for its market value; however, the Company's insurance does not cover all costs required to replace each rig with a newly constructed one.

     The Company also purchases loss of hire (business interruption) insurance on a few of the rigs that are consistently contracted at higher dayrates. The decision to insure a rig for loss of hire is dependent on utilization levels as well as the contracted dayrates. No assurance can be made that the Company will continue to insure any of its rigs against such risks.

     Only a portion of the Company's rigs are being insured against losses resulting from War Risk perils. The decision to purchase the coverage only on certain rigs was based on premium levels as well as contractual requirements to maintain the coverage.

     With respect to the turnkey drilling operations, the Company purchases insurance to cover well control expense, pollution liability and re-drill expense in an amount normally not less than $30 million per occurrence. The Company is not insured against certain drilling risks such as stuck drill stem that could result in delays or the non-performance of a turnkey drilling contract.

     The Company believes its policy of purchasing insurance coverage is consistent with its industry peers for the types, amounts and limits of insurance maintained. However, as a result of poor underwriting results suffered by the insurance industry over the past few years and the catastrophic events of September 11, 2001, insurance will not be available at the same premium and deductible levels as it has been in the past. The Company is currently evaluating its insurance coverage and expects to incur significant premium and deductible increases on new insurance coverage when its existing insurance program expires in June 2002.

     The occurrence of a significant event, including terrorist acts, war, civil disturbances, pollution or environmental damage, not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations, could materially and adversely affect the Company's operations and financial condition. Moreover, no assurance can be made that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable or be able to obtain insurance against certain risks, particularly in light of the instability and developments in the insurance markets following the recent terrorist attacks.

  THE COMPANY'S INTERNATIONAL OPERATIONS INVOLVE ADDITIONAL RISKS NOT ASSOCIATED WITH DOMESTIC OPERATIONS

     Risks associated with the Company's international operations in non-U.S. areas, any of which could limit or disrupt the Company's markets or operations, include heightened risks of:

     - terrorist acts, war and civil disturbances;

     - expropriation or nationalization of assets;

     - renegotiation or nullification of existing contracts;

     - foreign exchange restrictions;

     - foreign currency fluctuations;

     - foreign taxation;

     - assaults on property or personnel;

     - limitations on the ability to repatriate income or capital to the U.S.;

     - changing political conditions; and

     - foreign and domestic monetary policies.

     Additionally, the Company's ability to compete in the international drilling market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of drilling contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the oil and natural gas industry, could reduce demand for the Company's services, or such regulations could directly affect the Company's ability to compete for customers.

  THE COMPANY MAY SUFFER LOSSES AS A RESULT OF CURRENCY RISKS

     A majority of the Company's international drilling and services contracts are partially payable to it in local currency in amounts that are generally intended to approximate its estimated operating costs, with the balance of the payments under the contract payable in U.S. dollars (except in Kuwait, Malaysia and Saudi

Arabia, where the Company will likely be paid entirely in local currency). In certain jurisdictions, including Egypt and Nigeria, regulations exist which determine the amounts which are payable in local currency. Those amounts can exceed the local currency costs being incurred, leading to accumulation of excess local currency which in certain instances can be subject to either temporary blocking or difficulties in converting to U.S. dollars. To the extent that its revenues denominated in local currency do not equal its local operating expenses, the Company is exposed to currency exchange transaction losses, which could materially and adversely affect its results of operations and financial condition. The Company has not historically entered into financial hedging arrangements to manage risks relating to fluctuations in currency exchange rates.

  LAWS AND GOVERNMENTAL REGULATIONS MAY ADD TO COSTS OR LIMIT DRILLING ACTIVITY

     The Company's business is affected by changes in public policy and by federal, state, foreign and local laws and regulations relating to the energy industry. The drilling industry is dependent on demand for services from the oil and natural gas exploration industry and, accordingly, the Company will be directly affected by the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons. The Company may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to the Company's operating costs or may significantly limit drilling activity.

     Governments in some non-U.S. countries have become increasingly active in regulating and controlling the ownership of concessions, companies holding concessions, the exploration of oil and natural gas and other aspects of the oil and natural gas industries in these countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

  THE COMPANY MAY BE LIMITED IN ITS USE OF ITS NET OPERATING LOSSES

     The Company's ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss ("NOL") carryforwards. The Company has established a valuation allowance against the future tax benefit of a portion of its NOL carryforwards and could be required to record an additional valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from its current estimates. The Company's NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

     As of December 31, 2001, Global Marine and its U.S. subsidiaries had approximately $397.7 million of NOL carryforwards for United States federal income tax purposes. The NOL carryforwards are subject to review and potential disallowance by the Internal Revenue Service upon audit of its federal income tax returns. The Company can therefore provide no assurance that the full amount of its NOL carryforwards will be allowed. The NOL carryforwards are scheduled to expire from 2004 to 2018. As a result of the Merger, Section 382 of the U.S. Internal Revenue Code may limit the future use of the NOL carryforwards if ownership of Global Marine's stock changes by more than 50% in certain circumstances over a prescribed testing period. The Company believes that Global Marine has not undergone a greater-than-50-percent ownership change and that Global Marine's NOL carryforwards are currently available for use without a
Section 382 limitation. The Internal Revenue Service, however, may determine upon audit that the Merger did cause such an ownership change. If the Merger does not result in such an ownership change, changes in the ownership of the Company's stock following the merger could result in such an ownership change. In the event of an ownership change, the Section 382 rules limit the utilization of the NOL carryforwards in each taxable year ending after the ownership change to an amount equal to a federal long-term tax-exempt rate published monthly by the Internal Revenue Service, multiplied by the fair market value of all of Global Marine's stock at the time of the ownership change. For purposes of this calculation, the value of Global Marine's stock could also be subject to adjustments, thereby further limiting the ability of the Company to utilize its NOL carryforwards in each taxable year thereafter.

  SFIC HOLDINGS HAS THE ABILITY TO SIGNIFICANTLY INFLUENCE MATTERS ON WHICH SHAREHOLDERS MAY VOTE

     SFIC Holdings (Cayman), Inc. ("SFIC Holdings"), a wholly-owned subsidiary of Kuwait Petroleum Corporation, which is in turn wholly-owned by the State of Kuwait, holds approximately 18.6% of the outstanding ordinary shares of the Company.

     As long as Kuwait Petroleum Corporation and its affiliates own at least 12.5% of the outstanding ordinary shares or at least 12.5% of the outstanding voting shares, SFIC Holdings has the right to designate for election three directors of the Company. If SFIC Holdings' interest is reduced to less than 12.5% and equal to or greater than 7.5%, the number of directors that SFIC Holdings will have the right to designate for election is reduced from three to two. If SFIC Holdings' interest is reduced to less than 7.5% and equal to or greater than 4%, the number of directors that SFIC Holdings may designate for election is reduced from two to one. If SFIC Holdings' interest is reduced to less than 4%, it will not have the right to designate any directors for election to the board of the Company. For purposes of determining SFIC Holdings' ownership interest in the Company, until SFIC Holdings sells any GlobalSantaFe Ordinary Shares, only ordinary shares outstanding at the completion of the Merger are included in the calculation of the ownership percentage. Accordingly, reductions in SFIC Holdings' percentage ownership in the Company as a result of the Company's issuance of shares will not reduce SFIC Holdings' board representation.

     As a result, Kuwait Petroleum Corporation, through SFIC Holdings, is able to significantly influence the management and affairs of the Company and all matters requiring shareholder approval, including the election of the Company's board of directors. This concentration of ownership could delay or deter a change of control of the Company.

     Although the owners of all the ordinary shares after the Merger are entitled to one vote per share, as long as Kuwait Petroleum Corporation and its affiliates own at least 10% of the outstanding ordinary shares or at least 10% of the outstanding voting shares of the Company, the consent of SFIC Holdings is required to change the jurisdiction of incorporation of the Company or any existing subsidiary or to incorporate a new subsidiary in a jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates. This restriction on the Company may limit its ability to take action it deems to be in the best interest of its shareholders.

  SOME OF THE DIRECTORS OF THE COMPANY ARE ALSO DIRECTORS OR OFFICERS OF KUWAIT PETROLEUM CORPORATION OR ITS AFFILIATES AND MAY HAVE INTERESTS THAT ARE IN CONFLICT WITH THE INTERESTS OF OTHER SHAREHOLDERS

     As discussed above, SFIC Holdings has the right to designate for election up to three members of the Company's board of directors. The Company's articles of association state that Kuwait Petroleum Corporation and its affiliated companies have no duty to refrain from competing with the Company. The articles of association also state that Kuwait Petroleum Corporation and its affiliated companies are not under any duty to present corporate opportunities to the Company in the event of a conflict, and that corporate opportunities offered to persons who are directors or officers of the Company and of Kuwait Petroleum Corporation or its affiliates will be allocated based principally on the capacities in which the individual director or officer is offered the opportunity. As a result, any director of the Company designated by SFIC Holdings may have potential or actual conflicts that could affect the process or outcome of board deliberations.

  THE COMPANY'S SHAREHOLDERS HAVE LIMITED RIGHTS UNDER CAYMAN ISLANDS LAW

     The Company is incorporated under the laws of the Cayman Islands, and its corporate affairs are governed by its memorandum of association and its articles of association and by the Companies Law (2001 Second Revision) of the Cayman Islands. Principles of law relating to matters such as the validity of corporate procedures, the fiduciary duties of management, directors and controlling shareholders and the rights of shareholders differ from those that would apply if the Company were incorporated in a jurisdiction within the United States. Further, the rights of shareholders under Cayman Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent applicable in most U.S. jurisdictions. As a result, GlobalSantaFe's shareholders may have more difficulty in protecting their interests in the face of actions by the management or directors than they might have as shareholders of a corporation incorporated in a U.S. jurisdiction. In addition, there is doubt as to whether the courts of the Cayman Islands would enforce, either in an original action or in an action for enforcement of judgments of U.S. courts, liabilities that are predicated upon the U.S. federal securities laws.

  GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS COULD SIGNIFICANTLY AFFECT THE COMPANY'S OPERATIONS

     The Company's operations are subject to numerous federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. As a result, the application of these laws and regulations could materially adversely affect the Company's results of operations by increasing its cost of doing business, discouraging its customers from drilling for hydrocarbons or subjecting it to liability. For example, the Company, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the Outer Continental Shelf, is liable for damages and for the cost of removing oil spills for which it may be held responsible, subject to certain limitations. The Company's operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Laws and regulations protecting the environment have generally become more stringent, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.

     The Company does not believe that environmental regulations have had any material adverse effect on its capital expenditures, results of operations, or competitive position to date and does not presently anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. It is possible, however, that modification of existing regulations or the adoption of new regulations in the future, particularly with respect to environmental and safety standards, could have such a material adverse effect on the Company's operations.

     The U.S. Oil Pollution Act of 1990 ("OPA '90") and similar legislation enacted in Texas, Louisiana, and other coastal states address oil spill prevention and control and significantly expanded liability exposure across all spectrums of the oil and gas industry. The Company is of the opinion that it maintains sufficient insurance coverage to respond to the added exposures.

     OPA '90 mandated increases in the amounts of financial responsibility that must be certified with respect to mobile offshore drilling units and offshore facilities (e.g., oil and gas production platforms, among others) located in U.S. waters. Operators of mobile offshore drilling units, together with operators of vessels, must provide evidence of financial responsibility based on a tonnage formula. The Company has complied with the requirement by providing evidence of adequate U.S.-based net worth. The Company's inability to comply with the rule in the future, however, could have a material adverse effect on its operations and financial condition.

     OPA '90 also requires lessees, permittees, or holders of a right of use of offshore facilities (including mobile offshore drilling rigs while attached to the ocean floor) to certify evidence of financial responsibility. This financial responsibility requirement varies from $10 million to $150 million per facility, with the actual requirement determined based on an estimate of the number of barrels of oil which could be spilled under a worst-case scenario. The Department of the Interior's Minerals Management Service is responsible for promulgating regulations implementing the financial responsibility requirements with respect to offshore facilities. The Company does not presently operate an offshore facility, but may do so in the future. The Company's offshore drilling operations in the Gulf of Mexico are largely dependent on oil and gas companies' drilling activities, which, in turn, ultimately depend on their ability to meet the OPA '90 financial responsibility requirements.

EMPLOYEES

     The Company had approximately 8,700 employees worldwide at December 31, 2001. The Company requires highly skilled personnel to operate its drilling rigs and, accordingly, conducts extensive personnel training and safety programs. A total of 96 of the Company's employees in Venezuela and 105 of the

Company's employees in Nigeria are represented by labor unions. The Company, through its membership in the U.K. Drilling Contractors Association, has entered into a recognition agreement with a union representing 1,309 employees in the U.K. sector of the North Sea.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age as of December 31, 2001 and office or offices currently held by each of the executive officers of the Company are as follows:

NAME                                   AGE                  OFFICE OR OFFICES
----                                   ---                  -----------------
Robert E. Rose.......................  63    Chairman of the Board
C. Stedman Garber, Jr. ..............  58    President and Chief Executive Officer
Jon A. Marshall......................  50    Executive Vice President and Chief Operating
                                             Officer
Seals M. McCarty.....................  55    Executive Vice President, Finance and
                                             Administration
Joe E. Boyd..........................  59    Senior Vice President, Human Resources and
                                             Corporate Affairs
Roger B. Hunt........................  52    Senior Vice President, Marketing
James L. McCulloch...................  49    Senior Vice President, General Counsel and
                                             Secretary
W. Matt Ralls........................  52    Senior Vice President and Chief Financial
                                             Officer
Marion M. Woolie.....................  47    Senior Vice President, Operations
James E. Oliver......................  52    Vice President and Controller
Douglas K. Vrooman...................  50    President of Applied Drilling Technology Inc.

     Officers serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer's principal occupation has been as an executive officer of the Company or its predecessors, Santa Fe International or Global Marine for more than the past five years, with the exception of Messrs. Boyd, Oliver, Ralls, Rose and Woolie. Mr. Boyd has been the Company's Senior Vice President, Human Resources and Corporate Affairs since November 2001. Previously, he served as Santa Fe International's Vice President, Human Resources and Corporate Affairs from 1985 until November 2001. Mr. Oliver has been the Company's Vice President and Controller since December 2001. He served as Santa Fe International's Vice President, Controller and Treasurer from January 2000 to until November 2001. He served as the Company's Vice President and Treasurer from 1993 to January 2000. Prior to his election in November 2001 as the Company's Senior Vice President and Chief Financial Officer, Mr. Ralls served as Global Marine's Senior Vice President, Chief Financial Officer and Treasurer since January 1999, prior to which he was Global Marine's Vice President and Treasurer since 1997. Mr. Ralls served as Executive Vice President, Chief Financial Officer, and a director of Kelley Oil Corporation from 1990 to 1996, after which he was Vice President of Capital Markets and Corporate Development for The Meridian Resource Corporation. Prior to his election in November 2001 as the Chairman of the Board, Mr. Rose served as Global Marine's Chairman since May 1999 and its President and Chief Executive Officer since May 1998, prior to which he was President and Chief Executive Officer of Cardinal Services, Inc., an oil services company, since April 1998, and President and Chief Executive Officer of Diamond Offshore Drilling, Inc. and its predecessor, Diamond M Company, for more than a decade. Prior to his election in November 2001 as Senior Vice President, Operations of the Company, Mr. Woolie served as President of GSFDC since 1998. He was GSFDC's Senior Vice President, Sales and Contracts, from 1997 to 1998, prior to which he was responsible for GSFDC's North and South American sales.

ITEM 3.  LEGAL PROCEEDINGS

     ADTI, Patterson Energy Services, Inc. and Eagle Oilfield Inspection Services, Inc. are defendants in a civil lawsuit filed in September 2001 by Newfield Exploration Co. ("Newfield") and its insurance underwriters in the United States District Court for the Eastern District of Louisiana. The lawsuit arises out of damage caused to an offshore well owned by Newfield, which had been drilled by ADTI in the U.S. Gulf of Mexico pursuant to a turnkey drilling contract and in respect of which Patterson Services, Inc. and Eagle Oilfield Inspection Services, Inc. also performed services. The well was damaged following completion of a turnkey contract when the well head was struck by a fishing vessel. The plaintiffs allege breach of contract, negligence and breach of warranty on the part of the defendants and have sued for damages of approximately $13 million. The Company has not made any determination as to the merits of these claims or the availability of insurance coverage, if any, in the event that ADTI incurs any liability.

     Global Marine, Santa Fe International and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a class action lawsuit pending in the United States District Court for the Southern District of Texas. The lawsuit alleges a conspiracy among the defendants to fix or restrain wages and benefits paid to their offshore employees, and seeks an unspecified amount of damages, treble damages and other relief. Although both Global Marine and Santa Fe International vigorously denied the allegations, prior to the date of the Merger each agreed to settle the lawsuit. Global Marine agreed to pay a total of $8.7 million, of which $7.6 million will be paid by Global Marine's insurance underwriters, and Santa Fe International agreed to pay $0.6 million. The settlements are subject to approval by the Court, which has already rendered its preliminary approval. While the Company expects the settlements to receive the required approval, should they not the Company will vigorously defend the lawsuit and does not expect that the matter will have an adverse effect on the Company's business or financial position, results of operations or cash flows, although the Company cannot provide any assurance as to the outcome of the proceedings.

     In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, originally scheduled for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two 20-year, capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and have agreed to lease them to the Company.

     The Company acted as the Lessors' construction supervisor and has paid on behalf of the Lessors, or provided for the Lessors' payment of, all amounts it believes were required under the terms of the contracts, including payments for all approved change orders.

     Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships in a timely manner, in November 1999 the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

     Under the terms of the Funding Agreement, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, L57 million ($92.6 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached L65 million ($104.7 million). The Company and the Lessors have advanced a total of L63.9 million ($103.1 million) under the Funding Agreement, including L6.9 million ($10.5 million) in connection with the Company's share of cost overruns.

     In December 2001 and January 2002, the Shipbuilder served points of claim in the existing arbitration proceedings for the shipbuilding contracts for the Glomar C.R. Luigs and the Glomar Jack Ryan, respectively. The Shipbuilder claims breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment and information relating thereto, and change orders. The Shipbuilder also requested additional compensation for increases in the steelweight of the drillships. The claims for the two drillships total L169 million ($240.1 million) together with $43.6 million in respect to the steelweight claims, in excess of the contract price. With the exception of a small portion of the steelweight claim, the Company believes that the claims are totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

     The Funding Agreement did not settle any portion of the Shipbuilder's claims referred to above. The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the

Shipbuilder and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

     In September 2000, the Shipbuilder requested that the arbitration panel consider whether the Company had an obligation to pay the final delivery installment upon completion of the vessel even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel determined that the contract did so obligate the Company to make the final delivery installment and issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment. The Company appealed that decision to the Commercial Court in London and was required to deposit the $31.8 million in the Registry of the Court. In November 2000, the Commercial Court overturned the decision of the arbitration panel. In May 2001, the court of appeals reinstituted the award in favor of the Shipbuilder, and the Company paid the $31.8 million. The Shipbuilder has now requested that the Company be required to pay the balance of the delivery installment ($4.0 million). Should the arbitrators agree with the Shipbuilder, the net effect in that case will be that the Company will have provided for the payment of the full contract price of $315 million plus the cost of certain agreed change orders and related expenses. This price excludes amounts totaling $103.1 million that the Company has advanced under the Funding Agreement. The Company's liability for the previously disclosed claims and the Company advances under the Funding Agreement will be determined in the arbitration proceedings that are currently underway in London.

  ENVIRONMENTAL MATTERS

     The Company has certain potential liabilities in the area of claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state acts regulating cleanup of various waste disposal sites. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

     The Company has been named as a PRP in connection with a site located in Santa Fe Springs, California and maintained by Waste Disposal, Inc. ("WDI"). On August 18, 1994, the U.S. Environmental Protection Agency ("EPA"), issued an administrative order for remedial design against eight PRPs not including us. This order alleges that PRPs are responsible for costs associated with the cleanup of the WDI site and requests that these parties consent to undertake specific investigative and remedial measures for the site. On March 31, 1997, the EPA amended the administrative order to modify the scope of remedial work to be performed at the site and to add 13 additional parties, including the Company. On April 29, 1997, the Company advised the EPA of its intention to comply with the administrative order. In an effort to minimize costs associated with its involvement in the site, the Company has entered into a participation agreement with the other named PRPs. Under the agreement, the Company and the other PRPs will provide monetary credit to some PRPs for costs incurred before the 1997 amended order, will cooperate in common response to any claims arising out of the administrative order, and will allocate among ourselves costs associated with our involvement with the site. The Company and the other PRPs have agreed to a specific allocation arrangement, which makes us responsible for approximately 7.7% of costs related to site remediation. The total liability of the group would be reduced by recoveries from other parties, including landowners, non-participating PRPs and any contributions or credits from the EPA under its orphan share program. The amount of damages or remediation costs to be shared under the allocation arrangement will also depend on an agreement between the EPA and the PRPs concerning the most cost effective and appropriate remediation of the site.

     The Company has been named as a PRP in connection with a site located in Carson, California formerly maintained by Cal Compact Landfill ("Cal Compact"). On February 15, 2002, the Company was served with a required 90-day notification that eight California cities, on behalf of themselves and other PRPs ("Claimants"), intend to commence an action against the Company under the Resource Conservation and Recovery Act ("RCRA"). Once the notice period has run, Claimants have advised the Company that they intend to file a RCRA claim against the Company seeking an order requiring the performance of certain corrective actions and all other remedies available under state and federal law. Due to the recent filing of this notification, potential liability for this alleged claim has not yet been assessed. Based on information presently available, the Company does not believe that any liability imposed in connection with the Cal Compact site will have a material adverse effect on the Company's financial condition or ongoing results of operations given the nature and extent of its involvement at the site and available resources.

     Resolutions of claims with the U.S. Environmental Protection Agency or the involved state agency and other PRPs are at various stages of investigation. These investigations involve determinations of:

     - the actual responsibility attributed to us and the other PRPs at the site;

     - appropriate investigatory and/or remedial actions; and

     - allocation of the costs of such activities among the PRPs and other site users.

     The Company's ultimate financial responsibility in connection with those sites may depend on many factors, including:

     - the volume and nature of material, if any, contributed to the site for which the Company is responsible;

     - the numbers of other PRPs and their financial viability; and

     - the remediation methods and technology to be used.

     It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from such environmental matters, together with the liability for all other pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately reserved and should not have a material effect on the Company's financial position or ongoing results of operations. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

     There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 20, 2001, Santa Fe International held an Extraordinary General Meeting of Shareholders to consider and vote upon (i) a proposal to approve the issuance of ordinary shares of the Company in connection with an Agreement and Plan of Merger pursuant to which an indirect wholly-owned subsidiary of the Company would merge with and into Global Marine Inc. and each share of Global Marine common stock would be converted into the right to receive 0.665 ordinary shares of the Company, as a result of which Global Marine would become an indirect wholly-owned subsidiary of the Company ("Proposal 1"); (ii) a proposal to approve the change of the Company's name from "Santa Fe International Corporation" to "GlobalSantaFe Corporation" and to approve an amended and restated memorandum of association of the Company ("Proposal 2"); and (iii) a proposal to approve amended and restated articles of association of the Company ("Proposal 3"). At the meeting, the results of the vote with respect to each proposal were as follows:

                                                            FOR       AGAINST   ABSTAIN
                                                         ----------   -------   -------
Proposal 1.............................................  90,055,686   143,265   17,688
Proposal 2.............................................  90,034,721   163,690   18,228
Proposal 3.............................................  90,092,901   104,915   18,823

     On November 20, 2001, Global Marine held a Special Meeting of its shareholders to vote on the proposal to approve and adopt the Agreement and Plan of Merger. The results of the vote were as follows (the "As Adjusted" column reflects the exchange ratio of 0.665 as outlined in the Merger Agreement):

                                                              HISTORICAL    AS ADJUSTED
                                                              -----------   -----------
For.........................................................  111,661,483   74,254,886
Against.....................................................    2,538,433    1,688,058
Abstain.....................................................      484,650      322,292

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Ordinary Shares, $.01 par value per share, are listed on the New York Stock Exchange under the symbol "GSF." The following table sets forth the high and low sales prices of Santa Fe International's ordinary shares as reported on the New York Stock Exchange Composite Transactions Tape for the calendar periods indicated. Data for the fourth quarter of 2001 includes data for the Company's Ordinary Shares from November 20, 2001. The high and low sales prices for Global Marine common shares, as adjusted for the conversion ratio as outlined in the Merger Agreement, for each quarterly period within the past two years appear under "Consolidated Selected Quarterly Financial Data," which follows the notes to the consolidated financial statements.

                                                              PRICE PER SHARE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2000
  First Quarter.............................................  $38.38   $24.38
  Second Quarter............................................   39.13    28.50
  Third Quarter.............................................   45.25    32.13
  Fourth Quarter............................................   45.94    23.00
2001
  First Quarter.............................................   42.40    27.50
  Second Quarter............................................   39.90    29.00
  Third Quarter.............................................   31.55    18.99
  Fourth Quarter............................................   29.72    19.75

     On February 28, 2002, the closing price of the Ordinary Shares, as reported by the NYSE, was $27.65 per share. As of February 28, 2002, there were approximately 2,716 shareholders of record of Ordinary Shares. This number does not include shareholders for whom shares are held in a nominee or street name.

DIVIDEND POLICY

     Santa Fe International paid a dividend of $0.0325 per share during each period shown in the table above. The dividends paid in a given quarter relate to the immediately preceding quarter. On March 11, 2002, the Company's board of directors declared a dividend for the first quarter of 2002 of $0.0325 per share payable on April 15, 2002 to holders of record of Ordinary Shares as of the close of business on March 29, 2002. As a matter of current policy, the Company intends to pay quarterly dividends on the outstanding Ordinary Shares, presently at the quarterly rate of $0.0325 per share. The Company's payment of dividends in the future, if any, will be at the discretion of the Company's board of directors and will depend on the Company's results of operations, financial condition, cash requirements, future business prospects and other factors. There can be no assurance that the Company will pay dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     In the following table, the Company's operating results for 2001 include Global Marine's operations for the full year and Santa Fe International's operations from the Merger date (42 days). The Company's prior years' selected financial data represents Global Marine only. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data."

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                                FIVE-YEAR REVIEW

                                               2001       2000       1999       1998       1997
                                             --------   --------   --------   --------   --------
                                             (IN MILLIONS, EXCEPT PER SHARE AND OPERATIONAL DATA)
FINANCIAL PERFORMANCE
Revenues:
  Contract drilling........................  $  933.9   $  584.1   $  507.7   $  742.4   $  579.4
  Drilling management services.............     401.6      435.6      275.0      416.0      480.5
  Oil and gas..............................      13.9       20.1        8.3        3.8        7.2
                                             --------   --------   --------   --------   --------
     Total revenues........................  $1,349.4   $1,039.8   $  791.0   $1,162.2   $1,067.1
                                             ========   ========   ========   ========   ========
Operating income:
  Contract drilling........................  $  338.5   $  184.5   $  153.5   $  361.7   $  274.8
  Drilling management services.............      33.4       21.6       13.3      (30.7)      50.0
  Oil and gas..............................       8.4       12.2        2.0        0.3        2.1
  Restructure costs........................     (22.3)      (5.2)        --         --         --
  Corporate expenses.......................     (28.1)     (24.6)     (25.5)     (20.8)     (21.8)
                                             --------   --------   --------   --------   --------
     Total operating income................     329.9      188.5      143.3      310.5      305.1
                                             --------   --------   --------   --------   --------
Other income (expense):
  Interest expense.........................     (57.4)     (63.6)     (56.6)     (46.9)     (39.7)
  Interest capitalized.....................       1.1       26.4       25.9       17.2       20.9
  Interest income..........................      13.9        4.0        2.7        3.3        7.7
  Gain on sale of assets...................      35.6         --         --         --         --
  Other....................................       (.6)        --         --         --         --
                                             --------   --------   --------   --------   --------
     Total other income (expense)..........      (7.4)     (33.2)     (28.0)     (26.4)     (11.1)
                                             --------   --------   --------   --------   --------
     Income before income taxes and
       extraordinary item..................     322.5      155.3      115.3      284.1      294.0
Provision for income taxes:
  Current tax provision....................      22.2       12.4        3.4       18.5       33.5
  Deferred tax provision (benefit).........     101.5       29.0       22.4       42.3      (54.6)
                                             --------   --------   --------   --------   --------
     Total income tax provision
       (benefit)...........................     123.7       41.4       25.8       60.8      (21.1)
                                             --------   --------   --------   --------   --------
     Income before extraordinary item......     198.8      113.9       89.5      223.3      315.1
  Extraordinary loss on extinguishment of
     debt, net.............................        --         --         --         --       (4.5)
                                             --------   --------   --------   --------   --------
     Net income............................  $  198.8   $  113.9   $   89.5   $  223.3   $  310.6
                                             ========   ========   ========   ========   ========

                                               2001       2000       1999       1998       1997
                                             --------   --------   --------   --------   --------
                                             (IN MILLIONS, EXCEPT PER SHARE AND OPERATIONAL DATA)
Income per ordinary share before
  extraordinary item:(1)
  Basic....................................  $   1.52   $   0.98   $   0.77   $   1.94   $   2.77
  Diluted..................................  $   1.50   $   0.95   $   0.76   $   1.91   $   2.69
Net income per ordinary share: (1)
  Basic....................................  $   1.52   $   0.98   $   0.77   $   1.94   $   2.73
  Diluted..................................  $   1.50   $   0.95   $   0.76   $   1.91   $   2.65
Average ordinary shares -- Basic(1)........     130.5      116.6      115.7      115.1      113.8
Average ordinary shares -- Diluted(1)......     137.5      119.3      117.6      116.9      117.1
Cash dividends declared per ordinary
  share(2).................................  $ 0.0325   $     --   $     --   $     --   $     --
Capital expenditures.......................  $  158.4   $  177.8   $  448.1   $  637.7   $  580.3
Depreciation, depletion, and
  amortization(3)..........................  $  146.3   $  107.0   $   88.8   $  103.9   $   55.1
FINANCIAL POSITION (END OF YEAR)
Working capital............................  $  718.1   $  221.5   $   63.4   $  117.0   $  144.2
Properties and equipment, net..............  $3,897.6   $1,940.1   $1,868.6   $1,512.1   $  999.0
Total assets...............................  $5,528.9   $2,396.8   $2,264.5   $1,971.6   $1,421.9
Long-term debt, including capital lease
  obligation...............................  $  929.2   $  918.6   $  955.3   $  768.4   $  417.3
Shareholders' equity.......................  $4,033.2   $1,270.9   $1,135.0   $1,040.4   $  805.6
OPERATIONAL DATA
Average rig utilization -- marine(4)(6)....        93%        84%        76%        96%        99%
Average rig utilization -- land(4)(6)......        84%        NA         NA         NA         NA
Average dayrate -- marine(4)(6)............  $ 75,300   $ 59,000   $ 59,600   $ 71,100   $ 55,700
Average dayrate -- land(4)(6)..............  $ 16,500         NA         NA         NA         NA
Number of active rigs -- marine (end of
  year)(5).................................        58         33         31         31         28
Number of active rigs -- land (end of
  year)(7).................................        30         NA         NA         NA         NA
Turnkey wells drilled......................        97        122         76         77        107
Turnkey well completions...................        22         27         16          4          3
Number of employees (end of year)..........     8,700      2,700      2,400      2,700      2,500

---------------

(1) Prior years' income per share data has been restated to reflect the effect of the exchange ratio of 0.665 established in the Merger Agreement.

(2) In 2001 cash dividends declared per ordinary share included a regular quarterly cash dividend of $0.0325 per ordinary share approved by the Company's board of directors in December 2001. The dividend was paid on January 15, 2002, to the Company's shareholders of record as of the close of business on December 31, 2001.

(3) In 1999 the Company increased the estimated useful lives of certain of its drilling rigs. The effect of the change was to reduce 1999 depreciation expense by approximately $27.2 million.

(4) The average rig utilization rate for a period is the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.

(5) Excludes the Glomar Beaufort Sea I concrete island drilling system, which was sold in June 2001, and the Key Bermuda jackup, which was sold in February 2002.

(6) Contract drilling revenues less non-rig related revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate.

(7) Excludes Rig 159, which was held for sale as of December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is the second largest drilling contractor in the world, owning or operating a high quality, technologically advanced fleet of over 100 drilling rigs. The Company's diversified fleet currently includes 13 floating rigs, 44 jackups, 31 land rigs and one platform rig and the Company or its affiliates operate 13 additional marine rigs owned by others. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a dayrate basis. The Company also provides offshore oil and gas drilling management services on a dayrate or turnkey basis, as well as drilling engineering and drilling project management services, and participates in oil and gas exploration and production activities.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The following is a discussion of the Company's most significant accounting policies pertaining to properties and depreciation, revenue recognition and income taxes as well as the use of estimates.

  PROPERTIES AND DEPRECIATION

     Rigs and Drilling Equipment. Capitalized costs of rigs and drilling equipment include all costs incurred in the acquisition of capital assets including allocations of interest costs incurred during periods that assets are under construction or refurbishment. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of property sold or retired and the related accumulated depreciation are removed from the accounts; resulting gains or losses are included in income.

     Jackup drilling rigs and semisubmersibles are depreciated over lives ranging from 15 to 30 years, with salvage values of $0.5 million and $1.0 million, respectively, per rig. All land drilling rigs are depreciated over 15-year lives with no salvage value. Drillships, with the exception of the Glomar Explorer, are depreciated over 20-year lives, with salvage values of $1.0 million per rig. The Glomar Explorer is being depreciated over the time that remained on its 30-year lease as of the date it entered service following its conversion to a drillship, or approximately 28 years, with no salvage value.

     The Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

     Oil and Gas Properties. The Company uses the full-cost method of accounting for oil and gas exploration and development costs. Under this method of accounting, the Company capitalizes all costs incurred in the acquisition, exploration, and development of oil and gas properties and amortizes such costs, together with estimated future development and dismantlement costs, using the units-of-production method.

  REVENUE RECOGNITION

     The Company's contract drilling business provides fully-crewed rigs to customers on dayrate basis. Dayrate contracts can be for a specified period of time or the time required to drill a specified well or number of wells. Revenues and expenses from dayrate drilling operations, which are classified under contract drilling services, are recognized on a per-day basis as the work progresses. Lump-sum fees received as compensation for the cost of relocating drilling rigs from one major operating area to another, whether received up-front or upon termination of the drilling contract, are recognized as earned, which is generally over the term of the related drilling contract.

     The Company also designs and executes specific offshore drilling or well-completion programs for customers at fixed prices under short-term "turnkey" contracts. Revenues and expenses from turnkey contracts, which are classified under drilling management services, are earned and recognized upon completion of each contract using the completed contract method of accounting.

  INCOME TAXES

     The Company is a Cayman Islands company and is not subject to income taxes in the Cayman Islands. Consequently, income taxes have been provided based on the tax laws and rates in effect in the countries in which the operations are conducted and income is earned. The income taxes in these jurisdictions vary substantially. The Company's effective tax rate for financial statement purposes will continue to fluctuate from year to year as the Company's operations are conducted in different taxing jurisdictions. The Company's ability to realize the benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates.

     Key estimates used by management in this report include:

          Allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on analysis of historical collection activity. Factors that may affect this estimate include changes in the financial position of a major customer or significant changes in the prices of oil or natural gas.

          Depreciation and amortization. The Company depreciates its rigs and equipment over their remaining estimated useful lives. The Company's estimates of these remaining useful lives may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry.

          Tax estimates. The Company's ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss ("NOL") carryforwards. The Company has established a valuation allowance against the future tax benefit of a portion of its NOL carryforwards and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from its current estimates. The Company's NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

          Accrued claims and liabilities. The Company estimates its claims liabilities based on the facts and circumstances specific to the claims and past experience with similar claims. The actual outcome of litigated claims could differ significantly from estimated amounts.

MERGER WITH SANTA FE INTERNATIONAL

     On November 20, 2001, Global Marine merged with a subsidiary of Santa Fe International and became a wholly-owned subsidiary of Santa Fe International, which was renamed GlobalSantaFe Corporation at the time of the Merger.

     The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the stockholders of Global Marine owned slightly over 50% of GlobalSantaFe after the Merger, Global Marine was considered the acquiring entity for accounting purposes. Accordingly, the historical basis of Global Marine in its assets and liabilities has been carried forward to the consolidated financial statements of the Company. The assets and liabilities of Santa Fe International have been recorded at estimated fair market value at the date of the Merger in the consolidated financial statements of the Company, with the excess of the purchase price over the sum of such fair values recorded as goodwill. The Company's results of operations for 2001 include Global Marine's operations for the full year and Santa Fe International's operations from November 20, 2001 (42 days). The Company's prior years' data represents the operations of Global Marine only.

     In connection with the Merger, the Company has implemented a restructuring program designed to streamline its organization and improve efficiency. The restructuring involves a workforce reduction of approximately 94 positions, the consolidation of Santa Fe International's administrative office in Dallas and Global Marine's administrative office in Lafayette into Global Marine's Houston office and the consolidation of Santa Fe International's and Global Marine's North Sea administrative offices in Aberdeen, Scotland. The employee functions affected are primarily corporate support in nature and include accounting, information technology, and employee benefits, among others. Approximately 68% of the affected positions are located in Dallas, 26% are located in Houston, and the remaining 6% are located in Europe.

     Estimated restructure costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001, which consisted of the following:

                                EMPLOYEE       OTHER        OFFICE CLOSURES      DIRECTORS'
                                SEVERANCE   COMPENSATION   AND CONSOLIDATION   SEPARATION AND
RESTRUCTURE COSTS:                COSTS       EXPENSE        OF FACILITIES     OTHER COSTS(2)   TOTAL
------------------              ---------   ------------   -----------------   --------------   -----
                                                           ($ IN MILLIONS)
HOUSTON AND LAFAYETTE OFFICES:
Number of Employees -- 24(1)
Restructure cost expense......    $ 8.2        $ 4.6             $4.1              $ 3.8        $20.7
December payments.............       --         (4.6)              --               (1.3)        (5.9)
                                  -----        -----             ----              -----        -----
Liability at 12/31/01.........      8.2           --              4.1                2.5         14.8
                                  -----        -----             ----              -----        -----
ABERDEEN OFFICE:
Number of Employees -- 6(1)
Restructure cost expense......      1.3           --              0.2                0.1          1.6
December payments.............     (0.4)          --               --                 --         (0.4)
                                  -----        -----             ----              -----        -----
Liability at 12/31/01.........      0.9           --              0.2                0.1          1.2
                                  -----        -----             ----              -----        -----
TOTAL:
Number of Employees -- 30(1)
Restructure cost expense......      9.5          4.6              4.3                3.9         22.3
December payments.............     (0.4)        (4.6)              --               (1.3)        (6.3)
                                  -----        -----             ----              -----        -----
Liability at 12/31/01.........    $ 9.1        $  --             $4.3              $ 2.6        $16.0
                                  =====        =====             ====              =====        =====

---------------

(1) Estimated at the time of the Merger.

(2) The liability at December 31, 2001 includes $2.0 million of special termination costs related to certain retirement plans which was included in Other long-term liabilities on the Consolidated Balance Sheet.

     Costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Details are as follows:

                                    EMPLOYEE     EMPLOYEE     OFFICE CLOSURES      DIRECTORS'
                                   SEPARATION   RELOCATION   AND CONSOLIDATION   SEPARATION AND
PURCHASE PRICE:                      COSTS        COSTS        OF FACILITIES      OTHER COSTS     TOTAL
---------------                    ----------   ----------   -----------------   --------------   -----
                                                             ($ IN MILLIONS)
Number of Employees -- 64(1)
Costs included in the Purchase
  Price..........................    $ 9.6         $5.4            $11.5             $ 1.2        $27.7
December payments................     (0.1)          --               --              (0.3)        (0.4)
                                     -----         ----            -----             -----        -----
Liability at 12/31/01............    $ 9.5         $5.4            $11.5             $ 0.9        $27.3
                                     =====         ====            =====             =====        =====

---------------

(1) Estimated at the time of the Merger.

     In addition to the amounts in the above table, Santa Fe International paid $10.0 million to SFIC Holdings in consideration for SFIC Holdings' consent to the Merger. This consent was required pursuant to an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings that required the consent of SFIC Holdings to, among other things, significant corporate actions by Santa Fe International, including the issuance of equity securities, sale of significant assets or a change in the corporate domicile of Santa Fe International or any of its subsidiaries.

OPERATING RESULTS

  SUMMARY

     Data relating to the Company's operations by business segment follows:

                                                 INCREASE                INCREASE
                                       2001     (DECREASE)     2000     (DECREASE)    1999
                                     --------   ----------   --------   ----------   ------
                                                        ($ IN MILLIONS)
Revenues:
  Contract drilling................  $  947.6       61%      $  589.2       14%      $517.7
  Drilling management..............     409.6       (8)%        445.6       58%       282.2
  Oil and gas......................      13.9      (31)%         20.1      142%         8.3
  Less: Intersegment revenues......     (21.7)      44%         (15.1)     (12)%      (17.2)
                                     --------      ---       --------      ---       ------
                                     $1,349.4       30%      $1,039.8       31%      $791.0
                                     ========      ===       ========      ===       ======
Operating income:
  Contract drilling................  $  338.5       83%      $  184.5       20%      $153.5
  Drilling management..............      33.4       55%          21.6       62%        13.3
  Oil and gas......................       8.4      (31)%         12.2      510%         2.0
  Restructure costs................     (22.3)     329%          (5.2)      na           --
  Corporate expenses...............     (28.1)      14%         (24.6)      (4)%      (25.5)
                                     --------                --------                ------
                                     $  329.9       75%      $  188.5       32%      $143.3
                                     ========                ========                ======

     Operating income increased by $141.4 million to $329.9 million in 2001 from $188.5 million in 2000. Approximately $114.6 million of this increase was attributable to Global Marine's operating results, and $26.8 million was attributable to Santa Fe International's operating results from the date of the Merger. The increase in Global Marine's operating income in 2001 as compared to 2000 was primarily attributable to the full year results of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, which were added to the Company's fleet in April 2000 and December 2000, respectively, along with increases in average dayrates and rig utilization. Operating income for 2001 included a $22.3 million charge in connection with a restructuring program related to the Merger.

     Operating income increased by $45.2 million to $188.5 million in 2000 from $143.3 million in 1999. The increase was attributable to the addition to the fleet of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, an increase in average rig utilization, and higher income from drilling management services and oil and gas. Operating income for 2000 included a $5.2 million charge in connection with a restructuring program comprised of a workforce reduction and consolidation of facilities.

     The largest drilling market in the world is the U.S. Gulf of Mexico jackup market. This market is strongly influenced by the price of natural gas, which began to weaken considerably in the first quarter of 2001. Natural gas prices have continued to decline into the first quarter of 2002, and high natural gas storage levels, a weak U.S. economy and a warmer than normal winter will likely delay the recovery of U.S. natural gas prices until late 2002 or sometime in 2003. Until U.S. natural gas prices improve, demand for the Company's jackup rigs in the U.S. Gulf of Mexico is expected to remain soft, and dayrates are anticipated to remain near cash-breakeven levels. With about 75% of the Company's offshore drilling fleet now operating in international markets, however, the Company is somewhat insulated from weakness in the U.S. Gulf of Mexico market. International drilling activity remained strong throughout 2001. Utilization and dayrates either improved or remained steady at high rates for the Company's international operations, although some signs of dayrate softening appeared in certain sectors of the international jackup market in late 2001. A continuation of weak natural gas prices and a soft jackup market in the U.S. Gulf of Mexico could result in additional softening of certain international markets as rigs may begin to mobilize out of the Gulf of Mexico to other markets.

     In June 2001, the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45.0 million, resulting in a pretax gain in the amount of $35.1 million.

     In February 2002, the Company sold the Key Bermuda jackup drilling rig to Nabors Drilling International for approximately $29.0 million. No gain will be recognized on this sale because the Key Bermuda was recorded at fair value at the time of the Merger.

     The financial and operating results of the Company include only 42 days of combined results of Global Marine and Santa Fe International. Although the inclusion of the Santa Fe International results did not materially impact 2001 results, it is expected that their inclusion will have a significant impact on the future results of operations and financial condition of the Company. The following unaudited condensed consolidated pro forma results for the years ended December 31, 2001 and 2000 have been prepared as if the Merger had occurred on January 1, 2000. If Global Marine and Santa Fe International had merged on this date, GlobalSantaFe might have performed differently. The pro forma financial information should not be relied on as an indication of the financial position or results of operations that the Company would have achieved had the Merger taken place at a different date or of the future results that the Company will achieve.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                2001           2000
                                                              ---------      ---------
                                                                (IN MILLIONS, EXCEPT
                                                                  PER SHARE DATA)
Revenues....................................................  $2,024.3       $1,639.1
Operating income............................................     497.7          293.7
Income before income taxes..................................     525.1          276.0
Net income..................................................     377.8          232.6
Earnings per share:
  Basic.....................................................  $   1.62       $   1.00
  Diluted...................................................  $   1.59       $   0.98

     The pro forma information includes adjustments for additional revenue based on the fair market value of certain drilling contracts acquired, additional depreciation based on the fair market value of drilling rigs and other property and equipment acquired, elimination of goodwill amortization and related adjustments for income taxes, reflecting the incremental benefit attributable to the effect of the Company's tax structure on the earnings of the combined companies.

  CONTRACT DRILLING OPERATIONS

     Data with respect to the Company's contract drilling operations follows:

                                                INCREASE               INCREASE
                                      2001     (DECREASE)    2000     (DECREASE)    1999
                                     -------   ----------   -------   ----------   -------
                                         ($ IN MILLIONS, EXCEPT FOR AVERAGE DAYRATES)
Contract drilling revenues by
  area:(1)
  U.S. Gulf of Mexico..............  $ 446.8       28%      $ 349.5       86%      $ 187.8
  West Africa......................    168.4       61%        104.9        6%         98.5
  North Sea........................    151.3      119%         69.1      (49)%       134.5
  Other............................    181.1      176%         65.7      (32)%        96.9
                                     -------                -------                -------
                                     $ 947.6       61%      $ 589.2       14%      $ 517.7
                                     =======                =======                =======
Average rig utilization(2)
  Marine rigs......................       93%                    84%                    76%
  Land rigs........................       84%                    NA                     NA
Average dayrate:
  Marine rigs......................  $75,300                $59,000                $59,600
  Land rigs........................  $16,500                     NA                     NA

---------------

(1) Includes revenues earned from affiliates.

(2) Excludes the Glomar Beaufort Sea I concrete island drilling system, which was sold in June 2001.

     Contract drilling revenues increased by $358.4 million in 2001 compared to 2000. Approximately $266.9 million of this increase was attributable to Global Marine's fleet, and $91.5 million was attributable to Santa Fe International's fleet from the Merger date. Of the $266.9 million increase in Global Marine's contract drilling revenues in 2001 as compared to 2000, $104.3 million was attributable to the addition of the Glomar C.R. Luigs drillship in April 2000 and the Glomar Jack Ryan drillship in December 2000, $95.1 million was attributable to an increase in average dayrates, and $67.5 million was attributable to an increase in average rig utilization. The increase in average dayrates in 2001 as compared to 2000 was primarily due to operations in West Africa and the U.S. Gulf of Mexico, and the increase in average rig utilization was primarily due to operations in West Africa and the North Sea. Of the $91.5 million in contract drilling revenues attributable to Santa Fe International's fleet, $71.9 million was attributable to marine rigs and $19.6 million was attributable to land rigs.

     Contract drilling revenues increased by $71.5 million to $589.2 million in 2000 compared to $517.7 million in 1999. Approximately $55.1 million of this increase was attributable to the addition of the Glomar C.R. Luigs and Glomar Jack Ryan drillships in April 2000 and December 2000, respectively, and $49.3 million was attributable to an increase in average rig utilization. These increases in contract drilling revenues were partly offset by a $32.4 million decrease attributable to lower average dayrates. The increase in average rig utilization in 2000 as compared to 1999 was due primarily to operations in the U.S. Gulf of Mexico and West Africa, partly offset by lower average utilization in the North Sea. The lower average dayrates were due in part to the expiration of higher dayrate contracts signed when offshore drilling markets were tighter and to unanticipated rig downtime attributable primarily to repair work on certain deepwater rigs. These decreases were partly offset by higher dayrates for jackup rigs in the U.S. Gulf of Mexico.

     The Company's average utilization rate for its drilling rigs in the Gulf of Mexico was 94%, 100% and 95% for 2001, 2000 and 1999, respectively. The Company's average utilization rate for its rigs located offshore West Africa was 97%, 77% and 48% for 2001, 2000 and 1999, respectively. Average utilization rates for the Company's rigs in the North Sea was 88%, 62% and 81% for 2001, 2000 and 1999, respectively. For the 42 day period following the Merger, the Company's average utilization for rigs operating in international areas other than those previously listed was 86%.

     The mobilization of rigs among the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. During 1999, the Company mobilized two jackups from West Africa to the U.S. Gulf of Mexico, one jackup from the North Sea to the U.S. Gulf of Mexico, one drillship from West Africa to offshore Peru, and one drillship from the U.S. Gulf of Mexico to West Africa. During 2000, the Company mobilized one drillship from offshore Peru to West Africa and one drillship from West Africa to the U.S. Gulf of Mexico. During 2001, the Company mobilized one drillship from the U.S. Gulf of Mexico to offshore Brazil and back to the U.S. Gulf of Mexico, one jackup from West Africa to the U.S. Gulf of Mexico, one drillship from Trinidad to the U.S. Gulf of Mexico, one semisubmersible from offshore the east coast of Canada to the North Sea, one jackup from the U.S. Gulf of Mexico to West Africa, and two jackups from the U.S. Gulf of Mexico to Trinidad.

     As of February 28, 2002, 15 of the Company's 58 marine rigs were located in the North Sea, 15 were in the U.S. Gulf of Mexico, nine were offshore West Africa, eight were in the Middle East, six were in the Far East, four were offshore Trinidad, and one was offshore the east coast of Canada. Of the Company's 58 marine rigs, 54 rigs were operating under contract or had commitments to commence operations soon thereafter and four were in the shipyard.

     As of February 28, 2002, 18 of the Company's 30 active land rigs were located in the Middle East, four were in North Africa and eight were in South America. Of the Company's active land rigs, 25 were operating under contract and five were idle.

     Operating income and operating margin increased to $338.5 million and 36%, respectively, for 2001 compared to $184.5 million and 31%, respectively, for 2000 primarily due to higher revenues for 2001 as discussed above, partly offset by higher operating expenses. Operating expenses increased by $204.4 million to $609.1 million in 2001 from $404.7 million in 2000. Approximately $141.2 million of this increase was attributable to Global Marine's fleet, and $63.2 million was attributable to Santa Fe International's fleet from the Merger date. The increase in Global Marine's contract drilling operating expenses in 2001 as compared to 2000 was primarily due to higher operating costs in connection with the full-year operations of the Glomar C.R. Luigs and the Glomar Jack Ryan drillships, an increase in rig utilization, and full-year crewed operations of the Maersk Jutlander, which was being leased from the Company under a bareboat charter for most of 2000. Under this bareboat charter, the Company provided the customer with the rig, and the customer used its own crews to operate the rig.

     The Company's operating profit margin for contract drilling operations increased to 31% in 2000 from 30% in 1999 primarily due to the increase in average rig utilization noted above. Operating expenses increased to $404.7 million in 2000 from $364.2 million in 1999 primarily due to higher depreciation and other operating costs incurred in connection with the addition of the Glomar C.R. Luigs and higher operating costs due to fewer idle rigs in 2000 as compared to 1999.

  DRILLING MANAGEMENT SERVICES

     Drilling management services revenues decreased by $36.0 million to $409.6 million in 2001 from $445.6 million in 2000. Approximately $36.7 million of this decrease was attributable to Global Marine's operations, offset by a $0.7 million increase attributable to operations of Santa Fe International after the Merger. The decrease in Global Marine's revenues consisted of a $77.3 million decrease attributable to a decrease in the number of turnkey projects, partly offset by a $25.3 million increase attributable to higher average revenues per turnkey project and a $15.3 million increase attributable to daywork and other revenues. The Company completed 119 turnkey projects in 2001 (97 wells drilled and 22 well completions) as compared to 149 projects in 2000 (122 wells drilled and 27 well completions).

     Drilling management services revenues increased by $163.4 million to $445.6 million in 2000 from $282.2 million in 1999. The increase in revenues consisted of a $137.2 million increase attributable to an increase in the number of turnkey projects, a $21.8 million increase attributable to daywork and other revenues, and a $4.4 million increase attributable to higher average revenues per turnkey project. The Company completed 149 turnkey projects in 2000 (122 wells drilled and 27 well completions) as compared to 92 turnkey projects in 1999 (76 wells drilled and 16 well completions).

     Operating income for drilling management services increased by $11.8 million to $33.4 million in 2001 from $21.6 million in 2000, and operating profit margin increased to 8.2% in 2001 from 4.8% in 2000. Of the $11.8 million increase in drilling management services operating income for 2001 as compared to 2000, $11.3 million was attributable to Global Marine, and $0.5 million was attributable to the operations of Santa Fe International from the Merger date. The increase in operating margin in 2001 as compared to 2000 was due in part to the Company incurring fewer loss wells in 2001 as compared to 2000. The Company incurred losses totaling $13.5 million on 11 of the 119 turnkey projects in 2001 as compared to losses totaling $18.1 million incurred on 18 of the 149 turnkey projects during 2000.

     Also contributing to the increase in the Company's operating margin in 2001 as compared to 2000 was a turnkey well drilled in the North Sea in December 2000. The turnkey drilling contract guaranteed the Company recovery of its turnkey drilling costs upon completion of the well and included a provision for additional revenue based on production from the well. The Company received $4.1 million of additional revenue from this well in the fourth quarter of 2001, all of which was operating profit. The Company expects to receive an estimated $1.7 million of additional revenue under the turnkey contract in the first quarter of 2002.

     Operating income for drilling management services increased by $8.3 million to $21.6 million in 2000 from $13.3 million in 1999, and operating profit margin increased to 4.8% in 2000 from 4.7% in 1999. Results for drilling management services in 2000 were mixed. The Company completed a record number of turnkey projects in 2000; however, margins were below expectations due in part to losses totaling $18.1 million incurred on 18 of the 149 turnkey projects during the year. The losses resulted in part from an aggressive pricing strategy intended to protect market share and in part to a dilution of experienced rig crew personnel across the fleet of third-party rigs used by the Company, as rig utilization was reaching a peak in the fourth quarter of 2000. The Company believes this dilution of experienced personnel translated into an additional
2 1/2 days of drilling time per well, on average, and an estimated $7 to $8 million of total additional cost in the fourth quarter of 2000. In addition, the Company experienced a higher than normal incidence of problem wells during the fourth quarter of 2000 related to hazards inherent in oil and gas drilling operations. As a result, the Company implemented a plan in early 2001 to increase budgeted margins and estimated drilling time in its bids to restore margins to more historical levels.

     Results of operations from the Company's drilling management services may be limited by certain factors, in particular the ability of the Company to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. The Company's ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Accordingly, results of the Company's drilling management service operations may vary widely from quarter to quarter and from year to year.

  OTHER INCOME AND EXPENSE

     General and administrative expenses were $26.0 million in 2001, $22.6 million in 2000, and $23.6 million in 1999. Of the $3.4 million increase in general and administrative expense from 2000 to 2001, $2.0 million was attributable to the operations of Santa Fe International after the Merger and $1.4 was attributable to Global Marine. The increase in Global Marine's general and administrative expenses was primarily due to an increase in information systems costs and professional fees, partly offset by lower compensation expense. The decrease in general and administrative expenses from 1999 to 2000 was due to lower professional fees and other expenses resulting from the Company's cost-cutting program, partly offset by higher compensation expense.

     Interest expense was $57.4 million for 2001, $63.6 million for 2000, and $56.6 million for 1999. The decrease in interest expense from 2000 to 2001 reflects lower effective interest rates for the year 2001 due to the issuance of the Zero Coupon Convertible Debentures in June 2000 as well as lower debt balances. The increase in interest expense from 1999 to 2000 was primarily attributable to higher levels of debt incurred to finance the upgrade and construction of rigs, partially offset by lower effective interest rates in the second half of 2000 due to the issuance of the Zero Coupon Convertible Debentures in June 2000.

     The Company capitalized interest expense of $1.1 million in 2001 in connection with the construction of its new rigs. The Company capitalized interest of $26.4 million in 2000 and $25.9 million in 1999 in connection with the construction of the Glomar C. R. Luigs and Glomar Jack Ryan drillships.

     Interest income increased to $13.9 million in 2001, from $4.0 million in 2000 and $2.7 million in 1999 primarily due to higher average cash balances and short-term investments in 2001 as compared to 2000 and 1999.

     In June 2001, the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45.0 million, resulting in a pretax gain in the amount of $35.1 million.

     The Company's effective tax rate was approximately 38% in 2001. The rate takes into account Global Marine's operations for the full year and Santa Fe International's operations since the Merger. Comparatively, Global Marine's effective tax rates were 27% in 2000 and 22% in 1999. The Company's effective tax rate for 2001 was increased by a $47.2 million net tax expense recorded to increase the valuation allowance against the NOL carryforwards of Global Marine and its U.S. subsidiaries. The Company's ability to realize the benefit of these NOL carryforwards requires that the Company achieve a certain level of future earnings in the United States prior to the expiration of its NOL carryforwards. Reduced activity levels in the U.S. Gulf of Mexico in 2001 contributed to a decrease in the expected future earnings of the Company's U.S. subsidiaries. Also, as a result of the Merger, the expiration dates of the Company's NOL carryforwards were accelerated by one year, decreasing the number of years available to fully utilize the NOL carryforwards before they expire. The Company's effective tax rate for 2001 was also increased as a result of the 35% tax rate recorded on the gain on the sale of the Glomar Beaufort Sea I, in June 2001.

     The Company is a Cayman Islands company and is not subject to income taxes in the Cayman Islands. Consequently, income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. The income taxes imposed in these jurisdictions vary substantially. The Company's effective tax rate for financial statement purposes will continue to fluctuate from year to year as the Company's operations are conducted in different taxing jurisdictions.

     The Company intends to permanently reinvest in the business of its U.S. Subsidiaries and their Controlled Foreign Corporations all of their unremitted earnings. As a result, the Company has not provided for deferred taxes on $1.1 billion of cumulative unremitted earnings at December 31, 2001. It is not practicable to estimate the amount of deferred tax expense associated with these unremitted earnings.

     The Company has not provided for deferred taxes on earnings generated by assets operating temporarily in certain taxable jurisdictions. In these circumstances, management expects that, due to the changing demands of the offshore drilling markets, the Company's mobile assets will be redeployed to other locations to secure contracts in stronger markets. Therefore, management does not expect such mobile assets will reside in a location long enough to give rise to future tax consequences, thereby rendering inappropriate the recognition of deferred taxes. Should management's expectations change regarding the length of time a mobile asset will be used in a given location, the Company would adjust deferred taxes accordingly.

     The Company believes the positions taken on its tax returns with regard to the taxability of its subsidiaries are reasonable; however, it cannot provide assurance that its positions will never be challenged or that, if challenged, the Company would prevail.

  TRANSACTIONS WITH AFFILIATES

     In connection with the initial public offering of Santa Fe International, Santa Fe International entered into an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings, which agreement was amended in connection with the Merger. The intercompany agreement, as amended, provides that, as long as Kuwait Petroleum Corporation and its affiliates, in the aggregate, own at least 10% of the Company, the consent of SFIC Holdings is required to change the jurisdiction of any existing subsidiary of the Company or incorporate a new subsidiary in any jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates or reincorporate the Company in another jurisdiction. The intercompany agreement, as amended, also provides SFIC Holdings the right to designate up to three representatives to the Company's board of directors based on SFIC Holdings' ownership percentage in the Company and provides SFIC Holdings rights to access information concerning the Company. SFIC Holdings currently holds approximately 18.6% of the outstanding ordinary shares of the Company.

     The Company provides contract drilling services in Kuwait to the Kuwait Oil Company, K.S.C. ("KOC"), a subsidiary of Kuwait Petroleum Corporation, and also provides contract drilling services to a partially owned affiliate of KOC in the Kuwait-Saudi Arabian Partitioned Neutral Zone. Such services are performed pursuant to drilling contracts which contain terms and conditions and rates of compensation which materially approximate those which are customarily included in arm's-length contracts of a similar nature. In connection therewith, KOC provides the Company rent-free use of certain land and maintenance facilities and has committed to providing same, subject to the availability of the maintenance facilities, through the current term of the drilling contracts and extensions thereof as may be agreed. In relation to its drilling business in Kuwait, the Company has an agency agreement with a subsidiary of Kuwait Petroleum Corporation that obligates the Company to pay an agency fee based on a percentage of revenues. The Company believes the terms of this agreement are more favorable than those which could be obtained with an unrelated third party in an arm's-length negotiation, but the value of such terms is currently immaterial to the Company's results of operations.

     During the period following the Merger until December 31, 2001, the Company earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $6.9 million and paid $80,000 of agency fees pursuant to such agency agreement. At December 31, 2001, the Company had accounts receivable from affiliates of Kuwait Petroleum Corporation of $9.9 million.

LIQUIDITY AND CAPITAL RESOURCES

  FINANCING AND INVESTING ACTIVITIES

     The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with similarly-priced options for two additional semisubmersibles and two additional jackups. Total projected cash outlays in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, are expected to total approximately $570 million, or $285 million per rig. Of the $570 million, $103 million had been incurred as of December 31, 2001, including $72 million incurred before the Merger date. Approximately $198 million is expected to be incurred in 2002, and an additional $269 million is expected to be incurred through 2004. Total projected cash outlays in connection with the two high-performance jackups, excluding capitalized interest, are expected to total approximately $250 million, or $125 million per rig. Of the $250 million, $52 million had been incurred as of December 31, 2001, including $39 million incurred before the Merger date. Approximately $134 million is expected to be incurred in 2002, and an additional $64 million is expected to be incurred through 2004. The first of two high-performance jackups, the Constellation I, is scheduled for delivery in the first quarter of 2003, and the first of two ultra-deepwater semisubmersibles, the Development Driller I, is scheduled for delivery in the fourth quarter of 2003. The Company expects to fund the construction of the rigs from its cash and short-term investments and future cash flow from operations; however, the Company may borrow a portion of the required funds if conditions warrant.

     The Company has an uncommitted credit facility with a major bank, which provides for advances and letters of credit up to a maximum of $35 million denominated in U.S. dollars. At the Company's election, advances under this credit facility bear interest at either (a) the higher of (i) 0.50% per annum above the latest Federal Funds Rate and (ii) the bank's publicly announced Reference Rate, or (b) the LIBOR rate plus 0.50%. The fee for letters of credit is 0.50% per annum. At December 31, 2001, none of the credit facility was drawn or used for letters of credit.

     Other significant financing and investing activities during the year ended December 31, 2001 were as follows:

     - June 2001 -- Completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45 million.

     - October 2001 -- Terminated the Company's $240 million committed revolving bank credit facility, which had been unused since July 2000 and was scheduled to expire December 2002.

     - December 2001 -- Announced that the Company's Board of Directors declared a regular quarterly cash dividend in the amount of $0.0325 per ordinary share. The dividend in the amount of $7.6 million was paid on January 15, 2002, to shareholders of record as of the close of business on December 31, 2001.

     In June 2000, the Company completed a private placement of Zero Coupon Convertible Debentures due June 23, 2020, and received net proceeds of $292.6 million after deduction for legal, accounting, and underwriting fees. The Company used the proceeds of the debentures, plus available cash, to pay off outstanding commercial paper, which had been issued primarily to finance construction of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, and for general corporate purposes.

     The convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe Ordinary Shares (4,875,062 total shares, as restated to reflect the effect of the exchange ratio established in the Merger Agreement) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price equal to the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation. After the Merger, the Zero Coupon Convertible Debentures as well as the 7 1/8% Notes and 7% Notes continue to remain the obligations of Global Marine as a subsidiary of GlobalSantaFe, which did not guaranty the notes.

     The Company's debt to capitalization ratio, including its capitalized lease obligation, was 18.7% at December 31, 2001 compared to Global Marine's historical debt to capitalization ratio of 42.0% at December 31, 2000.

  CASH FLOWS

     In 2001, cash flow provided by operating activities amounted to $413.1 million. An additional $190.7 million was provided from the addition of Santa Fe International's cash balances to Global Marine's cash following the Merger (net of Merger transaction fees), $13.2 million was provided from sales of properties and equipment and $7.6 million was provided from exercises of employee stock options. From the $624.6 million sum of cash inflows, $158.4 million was used for capital expenditures, $24.5 million was used for purchases of marketable securities (net of proceeds from maturities), and $7.7 million was used for other purposes.

     In 2000, cash flow provided by operating activities amounted to $280.6 million. An additional $292.6 million was provided from issuance of the Zero Coupon Convertible Debentures (after deduction for legal, accounting, and underwriting fees), $14.0 million was provided from exercises of employee stock options, and $3.3 million was provided from other sources. From the $590.5 million sum of cash inflows, $349.9 million was used to reduce long-term debt, $177.8 million was used for capital expenditures, and $1.8 million was used for other purposes.

     In December 2000, the Company settled its dispute with a subsidiary of Transocean Sedco Forex ("Transocean") with respect to a bareboat charter agreement for the drilling rig, Glomar Grand Banks. The Company had assumed rights to the bareboat charter at the time it acquired ownership of the rig in 1997. At issue were (i) the date of termination of the charter, (ii) the condition of the rig upon its return to the Company, and (iii) the charterer's liability to pay additional dayrate. Under the terms of the settlement, Transocean paid the Company $67.5 million in cash in December 2000 and waived its claim against the Company in the amount of $2.0 million. The Company applied $63.0 million of the proceeds to reduce noncurrent accounts receivable with the remainder recorded as a reduction of the Company's cost basis in the rig. Recognition of the settlement had no effect on 2000 earnings.

     In 1999, cash flow provided by operating activities amounted to $271.9 million. An additional $194.9 million was provided from borrowings under the Company's bank credit facilities and commercial paper program (net of payments), $6.4 million was provided from sales of properties and equipment, and $3.4 million was provided from exercises of employee stock options. From the $476.6 million sum of cash inflows, $448.1 million was used for capital expenditures, and $2.1 million was used for other purposes.

  FUTURE CASH REQUIREMENTS

     As of December 31, 2001, the Company had long-term debt, including its capital lease obligation, of $929.2 million and shareholders' equity of $4.0 billion. Long-term debt consisted of $316.0 million (net of discount) Zero Coupon Convertible Debentures due 2020, $299.6 million (net of discount) 7 1/8% Notes due 2007, $296.6 million (net of discount) 7% Notes due 2028, and a $17.0 million capital lease obligation.

     Annual interest on the 7 1/8% Notes is $21.4 million, payable semiannually each March and September. Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. No principal payments are due under either issue until the maturity date.

     The Company may redeem the 7 1/8% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the Zero Coupon Convertible Debentures, 7 1/8% Notes, and 7% Notes contain limitations on Global Marine's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions. After the Merger, the Zero Coupon Convertible Debentures, 7 1/8% Notes, and 7% Notes continue to remain the obligations solely of Global Marine as a subsidiary of GlobalSantaFe, which did not guarantee the notes.

     Capital expenditures for 2002 are expected to be $635 million, including $332 million in connection with the construction of two new high-performance jackups and two new ultra-deepwater semisubmersibles, $162 million for major upgrades to the marine fleet, $115 million for maintenance capital expenditures, $22 million for capitalized interest, and $4 million for other capital expenditures.

     The Company has various commitments primarily related to its debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs. The Company expects to fund these commitments with cash generated from operations.

     The following table summarizes the Company's contractual cash obligations at December 31, 2001.

                                                      PAYMENTS DUE BY PERIOD
                                      -------------------------------------------------------
                                                 LESS THAN                  3-4      AFTER 4
CONTRACTUAL CASH OBLIGATION            TOTAL      1 YEAR     1-2 YEARS     YEARS      YEARS
---------------------------           --------   ---------   ---------   ---------   --------
                                                           (IN MILLIONS)
Principal payments on long-term
  debt(1)...........................  $1,200.0    $   --      $   --      $   --     $1,200.0
Interest payments...................     675.9      42.4        42.4        42.4        548.7
Capital lease obligations(2)........      44.2       1.8         1.8         1.8         38.8
Non-cancellable operating leases....      46.2       9.7         8.5         8.2         19.8
Drilling rig commitments(3).........     665.0     332.0       237.0        96.0           --
                                      --------    ------      ------      ------     --------
  Total contractual obligations.....  $2,631.3    $385.9      $289.7      $148.4     $1,807.3
                                      ========    ======      ======      ======     ========

---------------

(1) Represents cash payments required. Long-term debt is recorded net of unamortized discount at December 31, 2001. Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 23, 2005. See discussion of long-term debt above in "Financing and Investing Activities."

(2) Represents cash payments required. Obligation is recorded at net present value at December 31, 2001.

(3) See discussion of new drilling rig construction commitments above.

     As part of the Company's goal of enhancing long-term shareholder value, the Company has from time to time considered and actively pursued business combinations and the acquisition or construction of suitable additional drilling rigs and other assets. If the Company decides to undertake a business combination or an acquisition or additional construction projects, the issuance of additional debt or additional shares of stock could be required.

  SOURCES OF LIQUIDITY

     As of December 31, 2001, the Company had $707.9 million of cash, cash equivalents and marketable securities, all of which was unrestricted. The Company had $144.3 million in cash and cash equivalents at December 31, 2000.

     In February 2002, the Company sold the Key Bermuda jackup drilling rig to Nabors Drilling International for approximately $29.0 million. Net proceeds from this sale totaled approximately $24.0 million after selling costs.

     The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash and short-term investments and future cash flow from operations. See "Forward-Looking Statements" and "Risk Factors."

     In 2002, the Company estimates that it will use approximately $100 million to $125 million in excess of cash flow generated from operations, primarily due to increased capital expenditures related to the drilling rig expansion program discussed above in "Financing and Investing Activities." For 2002 and 2003, the Company has firm commitments for approximately 76% and 22%, respectively, of the expected revenues to be earned from its contract drilling operations.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In 2001 the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142
(1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company will adopt the provisions of SFAS No. 142 in the first quarter of 2002. The Company is in the process of preparing for the adoption of SFAS No. 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. The Company does not believe that the adoption of this statement will have a material effect on its results of operations, financial position or cash flows.

     SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirements, and SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company does not anticipate that the required adoption of SFAS No. 143 in 2003 or SFAS No. 144 in 2002 will have a material effect on its results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE AND MARKET VALUE RISK

     In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan. Pursuant to two 20-year, capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and have agreed to lease them to the Company. The Company has deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million (the "Defeasance Payment"). In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases and the Lessors have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships. The Glomar C.R. Luigs and the Glomar Jack Ryan began operating under contract in April and December 2000, respectively.

     The Company has certain market interest rate risk exposure in connection with its fully-defeased financing leases for the Glomar Jack Ryan and Glomar C.
R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, the Company will be required to make additional payments to augment the annual payments made by the Payment Banks pursuant to the agreements. If the December 31, 2001 LIBOR rate of 4.11% were to continue over the next eleven years, the Company would be required to fund an additional estimated $40 million during that period. Any additional payments made by the Company pursuant to the financing leases would increase the carrying value of its leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then remaining useful lives. The Company does not expect that, if required, any additional payments made under these leases would be material to its financial position or results of operations in any given year.

     The Company also has other financial instruments, the market values of which are potentially sensitive to changes in market interest rates, including its short-term investment portfolio, its fixed-rate debt and its zero coupon convertible debt.

     The objectives of the Company's short-term investment strategy are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As a result, the Company's investment portfolio at December 31, 2001 consists primarily of high credit quality commercial paper, Eurodollar debt securities and money market funds, all with original maturities of less than five months. The Company believes that the carrying value of these investments approximates market value at December 31, 2001 due to the short-term nature of these instruments.

     The estimated fair value of the Company's $300 million principal amount
7 1/8% Notes due 2007, based on quoted market prices, was $313.4 million at December 31, 2001, compared to the carrying amount of $299.6 million. The estimated fair value of the Company's $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $285.5 million at December 31, 2001, compared to the carrying amount of $296.6 million. The estimated fair value of the Company's $600 million Zero Coupon Convertible Debentures due 2020, based on quoted market prices, was $306.1 million at December 31, 2001, compared to the carrying amount of $316.0 million.

     The Company does not consider its exposure to market interest rate fluctuations to be material to its financial position, results of operations or cash flows.

     The Company currently does not use financial derivative instruments to manage interest rate risk; however, the Company closely monitors the relationship between any interest-rate sensitive assets and liabilities and may elect to use derivatives in the future.

FOREIGN CURRENCY RISK

     The Company, through its international operations, is subject to foreign currency risk. This risk arises from holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company attempts to minimize this currency risk by seeking international drilling contracts payable in local currency in amounts equal to its estimated local currency based operating costs and in U.S. dollars for the balance of the contract. Due to this strategy, the

Company has minimized its net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. Accordingly, the Company has not entered into financial hedging transactions to manage risks relating to fluctuations in currency exchange rates. The Company may, however, enter into such transactions in the future should the Company assume significant foreign currency risks.

CREDIT RISK

     The market for the Company's services and products is the offshore oil and gas industry, and the Company's customers consist primarily of major integrated international oil companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

     The Company's cash deposits were distributed among various banks in the areas of the Company's operations throughout the world as of December 31, 2001. In addition, the Company had commercial paper, money-market funds, repurchase agreements, and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GlobalSantaFe Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of GlobalSantaFe Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 14, 2002

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2001          2000         1999
                                                              -----------   -----------   ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues:
  Contract drilling.........................................   $  933.9      $  584.1      $507.7
  Drilling management.......................................      401.6         435.6       275.0
  Oil and gas...............................................       13.9          20.1         8.3
                                                               --------      --------      ------
          Total revenues....................................    1,349.4       1,039.8       791.0
Expenses:
  Contract drilling.........................................      453.5         299.3       271.1
  Drilling management.......................................      368.0         413.8       261.5
  Oil and gas...............................................        3.4           3.4         2.7
  Depreciation, depletion, and amortization.................      146.3         107.0        88.8
  Restructure costs.........................................       22.3           5.2          --
  General and administrative................................       26.0          22.6        23.6
                                                               --------      --------      ------
                                                                1,019.5         851.3       647.7
                                                               --------      --------      ------
          Operating income..................................      329.9         188.5       143.3
Other income (expense):
  Interest expense..........................................      (57.4)        (63.6)      (56.6)
  Interest capitalized......................................        1.1          26.4        25.9
  Interest income...........................................       13.9           4.0         2.7
  Gain on sale of assets....................................       35.6            --          --
  Other.....................................................       (0.6)           --          --
                                                               --------      --------      ------
          Total other income (expense)......................       (7.4)        (33.2)      (28.0)
                                                               --------      --------      ------
          Income before income taxes........................      322.5         155.3       115.3
Provision for income taxes:
  Current income tax provision..............................       22.2          12.4         3.4
  Deferred income tax provision.............................      101.5          29.0        22.4
                                                               --------      --------      ------
          Total provision for income taxes..................      123.7          41.4        25.8
                                                               --------      --------      ------
          Net income........................................   $  198.8      $  113.9      $ 89.5
                                                               ========      ========      ======
Earnings per ordinary share:(1)
  Basic.....................................................   $   1.52      $   0.98      $ 0.77
  Diluted...................................................   $   1.50      $   0.95      $ 0.76

---------------

(1) Earnings per ordinary share for 2000 and 1999 have been restated to reflect the effect of the exchange ratio of 0.665 established in the Merger Agreement (Note 1).

                See notes to consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                ($ IN MILLIONS)
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $  578.3   $  144.3
  Marketable securities.....................................     129.6         --
  Accounts receivable, less allowance for doubtful accounts
     of $3.2 in 2001 and $4.7 in 2000.......................     376.3      189.7
  Costs incurred on turnkey drilling contracts in
     progress...............................................       5.0       11.2
  Prepaid expenses..........................................      22.0        8.2
  Future income tax benefits................................       2.3       50.0
  Other current assets......................................      26.5        1.4
                                                              --------   --------
          Total current assets..............................   1,140.0      404.8
Properties and equipment:
  Rigs and drilling equipment, less accumulated depreciation
     of $683.0 in 2001 and $546.9 in 2000...................   3,735.3    1,933.6
  Construction in progress..................................     155.9         --
  Oil and gas properties, full-cost method, less accumulated depreciation, depletion, and amortization of $19.3 in
     2001 and $18.5 in 2000.................................       6.4        6.5
                                                              --------   --------
          Net properties and equipment......................   3,897.6    1,940.1
Goodwill....................................................     382.6        0.6
Other assets................................................     108.7       51.3
                                                              --------   --------
          Total assets......................................  $5,528.9   $2,396.8
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  179.3   $  116.7
  Accrued compensation and related employee costs...........      50.5       34.5
  Accrued income taxes......................................      88.3       12.0
  Accrued interest..........................................       8.9        8.9
  Deferred income...........................................      22.6         --
  Other accrued liabilities.................................      72.3       11.2
                                                              --------   --------
          Total current liabilities.........................     421.9      183.3
Long-term debt..............................................     912.2      901.3
Capital lease obligation....................................      17.0       17.3
Deferred income taxes.......................................      42.2         --
Other long-term liabilities.................................     102.4       24.0
Commitments and contingencies (Note 5)......................        --         --
Shareholders' equity:
  Ordinary shares, $0.01 par value, 600 million shares
     authorized, 233,490,149 shares and 117,054,291 shares,
     as restated (Note 1), issued and outstanding at
     December 31, 2001 and 2000, respectively...............       2.3        1.2
  Additional paid-in capital................................   2,949.1      366.5
  Retained earnings.........................................   1,096.2      905.0
  Accumulated other comprehensive loss......................     (14.4)      (1.8)
                                                              --------   --------
          Total shareholders' equity........................   4,033.2    1,270.9
                                                              --------   --------
          Total liabilities and shareholders' equity........  $5,528.9   $2,396.8
                                                              ========   ========

                See notes to consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
Cash flows from operating activities:
  Net income................................................  $ 198.8   $ 113.9   $  89.5
  Adjustments to reconcile net income to net cash flow
     provided by operating activities:
       Depreciation, depletion, and amortization............    146.3     107.0      88.8
       Deferred income taxes................................    101.5      29.0      22.4
       Gain on sale of assets...............................    (35.6)       --        --
       Changes in working capital, net of amounts acquired
          in Merger:
          Increase (decrease) in accrued liabilities........      7.0      18.9      (5.2)
          Decrease (increase) in costs incurred on turnkey
            drilling contracts in progress..................      6.2       1.7      (6.3)
          Decrease (increase) in accounts receivable........      3.7     (89.3)     61.1
          (Decrease) increase in accounts payable...........    (19.1)     22.7      (5.0)
          (Increase) decrease in other current assets.......     (0.7)      5.8       7.5
     Decrease in noncurrent receivables.....................       --      52.1       8.0
     Other, net.............................................      5.0      18.8      11.1
                                                              -------   -------   -------
       Net cash flow provided by operating activities.......    413.1     280.6     271.9
Cash flows from investing activities:
  Capital expenditures......................................   (158.4)   (177.8)   (448.1)
  Proceeds from sales of properties and equipment...........     13.2       3.0       6.4
  Proceeds from maturities of held-to-maturity securities...     79.4       0.3        --
  Purchases of held-to-maturity securities..................   (103.9)       --      (0.3)
  Cash received in Merger, net of fees......................    190.7        --        --
  Other, net................................................     (5.9)       --        --
                                                              -------   -------   -------
          Net cash flow provided by (used in) investing
            activities......................................     15.1    (174.5)   (442.0)
Cash flows from financing activities:
  Proceeds from exercises of employee stock options.........      7.6      14.0       3.4
  Proceeds from issuance of long-term debt..................       --     754.2     604.0
  Reductions of long-term debt..............................       --    (804.3)   (409.1)
  Debt issue costs..........................................       --      (7.2)       --
  Other, net................................................     (1.8)     (1.8)     (1.8)
                                                              -------   -------   -------
          Net cash flow provided by (used in) financing
            activities......................................      5.8     (45.1)    196.5
                                                              -------   -------   -------
Increase in cash and cash equivalents.......................    434.0      61.0      26.4
Cash and cash equivalents at beginning of year..............    144.3      83.3      56.9
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $ 578.3   $ 144.3   $  83.3
                                                              =======   =======   =======
Supplemental cash flow information:
  Interest paid, net of amounts capitalized.................  $  41.3   $  29.5   $  26.2
  Income taxes paid, net of refunds.........................  $  14.5   $   6.6   $   9.4

                See notes to consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                     ORDINARY SHARES(1)      ADDITIONAL                  OTHER
                                   -----------------------    PAID-IN     RETAINED   COMPREHENSIVE
                                     SHARES      PAR VALUE   CAPITAL(1)   EARNINGS   INCOME (LOSS)    TOTAL
                                   -----------   ---------   ----------   --------   -------------   --------
                                                                ($ IN MILLIONS)
Balance at December 31, 1998.....  115,289,975     $1.2       $  337.6    $  701.6      $   --       $1,040.4
  Net income.....................           --       --             --        89.5          --           89.5
  Minimum pension liability......           --       --             --          --        (2.3)          (2.3)
  Unrealized gains on
    securities...................           --       --             --          --         0.2            0.2
                                                                                                     --------
    Comprehensive income.........                                                                        87.4
  Exercise of employee stock
    options......................      662,973       --            3.5          --          --            3.5
  Stock issued under other
    benefit plans................       54,654       --            0.7          --          --            0.7
  Stock canceled.................      (17,412)      --           (0.3)         --          --           (0.3)
  Income tax benefit from stock
    option exercises.............           --       --            3.3          --          --            3.3
                                   -----------     ----       --------    --------      ------       --------
Balance at December 31, 1999.....  115,990,190      1.2          344.8       791.1        (2.1)       1,135.0
  Net income.....................           --       --             --       113.9          --          113.9
  Minimum pension liability......           --       --             --          --         0.8            0.8
  Unrealized loss on
    securities...................           --       --             --          --        (0.5)          (0.5)
                                                                                                     --------
    Comprehensive income.........                                                                       114.2
  Exercise of employee stock
    options......................    1,069,426       --           14.1          --          --           14.1
  Stock issued under other
    benefit plans................        2,929       --            0.1          --          --            0.1
  Stock canceled.................       (8,254)      --           (0.1)         --          --           (0.1)
  Income tax benefit from stock
    option exercises.............           --       --            7.6          --          --            7.6
                                   -----------     ----       --------    --------      ------       --------
Balance at December 31, 2000.....  117,054,291      1.2          366.5       905.0        (1.8)       1,270.9
  Net income.....................           --       --             --       198.8          --          198.8
  Minimum pension liability......           --       --             --          --       (12.1)         (12.1)
  Unrealized loss on
    securities...................           --       --             --          --        (0.5)          (0.5)
                                                                                                     --------
    Comprehensive income.........                                                                       186.2
  Merger with Santa Fe
    International................  115,497,050      1.1        2,566.0          --          --        2,567.1
  Exercise of employee stock
    options......................      469,898       --            7.6          --          --            7.6
  Stock issued under other
    benefit plans................      471,468       --            6.3          --          --            6.3
  Dividends declared (Note 12)...           --       --             --        (7.6)         --           (7.6)
  Stock canceled.................       (2,558)      --             --          --          --             --
  Income tax benefit from stock
    option exercises.............           --       --            2.7          --          --            2.7
                                   -----------     ----       --------    --------      ------       --------
Balance at December 31, 2001.....  233,490,149     $2.3       $2,949.1    $1,096.2      $(14.4)      $4,033.2
                                   ===========     ====       ========    ========      ======       ========

---------------

(1) Share, par value amounts and additional paid-in capital amounts have been restated to reflect the effect of the exchange ratio of 0.665 established in the Merger Agreement.

                See notes to consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     GlobalSantaFe Corporation (the "Company") is the second largest drilling contractor in the world, owning or operating a fleet of over 100 drilling rigs. The Company's fleet includes 13 floating rigs, 44 jackups, 31 land rigs and one platform rig, and the Company or its affiliates operate 13 additional marine rigs owned by others. The Company provides oil and gas contract drilling services to the oil and gas industry worldwide on a daily-rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on a dayrate or completed-project, fixed-price ("turnkey") basis, drilling engineering and drilling project management services and participates in oil and gas exploration and production activities.

  MERGER OF SANTA FE INTERNATIONAL CORPORATION AND GLOBAL MARINE INC.

     On November 20, 2001, Santa Fe International Corporation ("Santa Fe International") and Global Marine Inc. ("Global Marine") consummated their business combination with the merger (the "Merger") of an indirect wholly-owned subsidiary of Santa Fe International with and into Global Marine, with Global Marine surviving the Merger as a wholly-owned subsidiary of Santa Fe International. In connection with the Merger, Santa Fe International was renamed GlobalSantaFe Corporation. Immediately prior to the Merger, there were approximately 115 million ordinary shares of Santa Fe International and approximately 177 million shares of Global Marine common stock issued and outstanding. At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.10 per share, of Global Marine was converted into the right to receive 0.665 ordinary shares, par value $0.01 per share, of GlobalSantaFe Corporation ("GlobalSantaFe Ordinary Shares"). Approximately 118 million GlobalSantaFe Ordinary Shares were issued to holders of Global Marine common stock in connection with the Merger.

  REASONS FOR THE MERGER

     Santa Fe International and Global Marine agreed to merge because both companies believe that the combination will provide the operational scale and market coverage needed to deliver superior service to the world's leading oil and natural gas companies. By combining the companies, Santa Fe International and Global Marine expect to create the potential for stronger operating and financial results than either company could achieve on its own and, in doing so, procure substantial benefits for their customers, employees and shareholders.

  BACKGROUND OF SANTA FE INTERNATIONAL AND GLOBAL MARINE

     At the time of the Merger, Santa Fe International was an international offshore and land contract driller of oil and natural gas wells and owned and operated a fleet of 26 marine drilling rigs and 31 land drilling rigs in 16 countries throughout the world. In addition, Santa Fe International operated 13 marine drilling rigs owned by third parties. Santa Fe International primarily contracted its drilling rigs, related equipment and crews to oil and gas companies on a dayrate basis. As part of its contract drilling services, Santa Fe International also provided third-party rig operations and incentive drilling services to the international oil and gas industry. In the area of drilling management services, Santa Fe International provided drilling engineering and project management services. Santa Fe International was incorporated in its current form under the laws of the Cayman Islands in 1990.

     At the time of the Merger, Global Marine was a domestic and international offshore drilling contractor, with a fleet of 33 mobile offshore drilling rigs worldwide. Global Marine provided offshore drilling services on a dayrate basis in the U.S. Gulf of Mexico and internationally. Global Marine also provided drilling management services on a turnkey basis. As part of its drilling management services, Global Marine also provided planning, engineering and management services beyond the scope of its traditional contract drilling business. Global Marine also engaged in oil and gas exploration, development and production activities

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES principally in order to facilitate the acquisition of turnkey contracts for its drilling management services operations.

  MERGER TRANSACTION

     The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the stockholders of Global Marine owned slightly over 50% of the Company after the Merger, Global Marine was considered the acquiring entity for accounting purposes. Accordingly, the historical basis of Global Marine in its assets and liabilities has been carried forward to the consolidated financial statements of the Company. The assets and liabilities of Santa Fe International have been recorded at estimated fair market value at the date of the Merger in the consolidated financial statements of the Company, with the excess of the purchase price over the sum of such fair values recorded as goodwill. The purchase price of $2,567.1 million was calculated using the number of Santa Fe International ordinary shares outstanding immediately prior to the Merger and a $14.67 per share average trading price of Global Marine's common stock, as adjusted for the Merger ratio ($22.06 per share, as adjusted), for a period of time immediately before and after the Merger was announced, plus the estimated fair value of Santa Fe International's outstanding stock options.

     The following table summarizes the allocation of the purchase price to the specific assets and liabilities of Santa Fe International based on estimates of fair values and costs at the time of the Merger. All of the goodwill was assigned to the Company's contract drilling segment. Goodwill recorded in connection with the Merger is nondeductible for tax purposes.

                                                               ($ IN MILLIONS)
Current assets..............................................      $  526.7
Properties, plant and equipment.............................       1,958.7
Other assets................................................          38.1
Goodwill....................................................         382.1
                                                                  --------
                                                                   2,905.6
Current liabilities.........................................        (259.4)
Deferred income taxes.......................................         (17.5)
Other liabilities...........................................         (61.6)
                                                                  --------
                                                                  $2,567.1
                                                                  ========

     The recording of goodwill is supported by the nature of the offshore drilling industry, the acquisition of long-lived drilling equipment and the long-standing relationships between Santa Fe International and its core customers. Goodwill resulting from the Merger will not be amortized, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," but instead will be evaluated at least annually for impairment.

     The consolidated balance sheet as of December 31, 2001 represents the consolidated financial position of the combined company. The statements of income, cash flows and shareholders' equity for the year ended December 31, 2001 include the results of Global Marine for the full-year 2001 and the results of Santa Fe International from November 20, 2001 (42 days). The consolidated balance sheet as of December 31, 2000 and the statements of income, cash flows and shareholders' equity for the years ended December 31, 2000 and 1999 reflect the historical results of Global Marine. Share and per share data for all periods prior to the Merger have been restated to reflect the exchange ratio as outlined in the Merger Agreement.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited condensed consolidated pro forma results for the years ended December 31, 2001 and 2000 has been prepared as if the Merger had occurred on January 1, 2000. If Global Marine and Santa Fe International had merged on this date, GlobalSantaFe might have performed differently. The pro forma financial information should not be relied on as an indication of the financial position or results of operations that the Company would have achieved had the Merger taken place at a different date or of the future results that the Company will achieve.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                   (IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $2,024.3     $1,639.1
Operating income............................................      497.7        293.7
Income before income taxes..................................      525.1        276.0
Net income..................................................      377.8        232.6
Earnings per share:
  Basic.....................................................   $   1.62     $   1.00
  Diluted...................................................   $   1.59     $   0.98

     The pro forma information includes adjustments for additional revenue based on the fair market value of certain drilling contracts acquired, additional depreciation based on the fair market value of drilling rigs and other property and equipment acquired, elimination of goodwill amortization and related adjustments for income taxes, reflecting the incremental benefit attributable to the effect of the Company's tax structure on the earnings of the combined companies.

  RESTRUCTURE COSTS

     In connection with the Merger, the Company has implemented a restructuring designed to streamline its organization and improve efficiency. This restructuring involves a workforce reduction of approximately 94 positions, the consolidation of Santa Fe International's administrative office in Dallas and Global Marine's administrative office in Lafayette into Global Marine's Houston office, and the consolidation of Santa Fe International's and Global Marine's North Sea administrative offices in Aberdeen, Scotland. The employee functions affected are primarily corporate support in nature and include accounting, information technology, and employee benefits, among others. Approximately 68% of the affected positions are located in Dallas, 26% are located in Houston, and the remaining 6% are located in Europe.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     Estimated restructure costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001, which consisted of the following:

                                EMPLOYEE       OTHER        OFFICE CLOSURES      DIRECTORS'
                                SEVERANCE   COMPENSATION   AND CONSOLIDATION   SEPARATION AND
RESTRUCTURE COSTS:                COSTS       EXPENSE        OF FACILITIES     OTHER COSTS(2)   TOTAL
------------------              ---------   ------------   -----------------   --------------   ------
                                                           ($ IN MILLIONS)
HOUSTON AND LAFAYETTE OFFICES:
Number of Employees -- 24(1)
Restructure cost expense......    $ 8.2        $ 4.6             $4.1              $ 3.8        $ 20.7
December payments.............       --         (4.6)              --               (1.3)         (5.9)
                                  -----        -----             ----              -----        ------
Liability at 12/31/01.........      8.2           --              4.1                2.5          14.8
                                  -----        -----             ----              -----        ------
ABERDEEN OFFICE:
Number of Employees -- 6(1)
Restructure cost expense......      1.3           --              0.2                0.1           1.6
December payments.............     (0.4)          --               --                 --          (0.4)
                                  -----        -----             ----              -----        ------
Liability at 12/31/01.........      0.9           --              0.2                0.1           1.2
                                  -----        -----             ----              -----        ------
TOTAL:
Number of Employees -- 30(1)
Restructure cost expense......      9.5          4.6              4.3                3.9          22.3
December payments.............     (0.4)        (4.6)              --               (1.3)         (6.3)
                                  -----        -----             ----              -----        ------
Liability at 12/31/01.........    $ 9.1        $  --             $4.3              $ 2.6        $ 16.0
                                  =====        =====             ====              =====        ======

---------------

(1) Estimated at the time of the Merger.

(2) The liability at December 31, 2001 includes $2.0 million of special termination costs related to certain retirement plans which was included in Other long-term liabilities on the Consolidated Balance Sheet.

     Costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of SFAS No. 141, "Business Combinations." Details are as follows:

                                    EMPLOYEE     EMPLOYEE     OFFICE CLOSURES      DIRECTORS'
                                   SEPARATION   RELOCATION   AND CONSOLIDATION   SEPARATION AND
PURCHASE PRICE:                      COSTS        COSTS        OF FACILITIES      OTHER COSTS     TOTAL
---------------                    ----------   ----------   -----------------   --------------   -----
                                                             ($ IN MILLIONS)
Number of Employees -- 64(1)
Costs included in the Purchase
  Price..........................    $ 9.6         $5.4            $11.5             $ 1.2        $27.7
December payments................     (0.1)          --               --              (0.3)        (0.4)
                                     -----         ----            -----             -----        -----
Liability at 12/31/01............    $ 9.5         $5.4            $11.5             $ 0.9        $27.3
                                     =====         ====            =====             =====        =====

---------------

(1) Estimated at the time of the Merger.

     In addition to the amounts in the above table, Santa Fe International paid $10.0 million to SFIC Holdings (Cayman), Inc. ("SFIC Holdings") in consideration for SFIC Holdings' consent to the Merger. This consent was required pursuant to an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings that required the consent of SFIC Holdings to, among other things, significant corporate

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES actions by Santa Fe International, including the issuance of equity securities, sale of significant assets or a change in the corporate domicile of Santa Fe International or any of its subsidiaries (Note 14).

  DIVIDENDS

     Holders of GlobalSantaFe Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, the Company may pay dividends or make other distributions to the Company's shareholders, in such amounts as the Board of Directors deems appropriate from the profits of the Company or out of the Company's share premium account (equivalent to additional paid-in capital) if the Company thereafter has the ability to pay its debts as they come due. Cash dividends, if any, will be declared and paid in U.S. dollars. The Company has declared cash dividends of $7.6 million that were unpaid as of December 31, 2001.

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The Company consolidates all of its majority-owned subsidiaries and joint ventures over which the Company exercises control through the joint venture agreement or related operating and financing agreements. The Company accounts for its interest in other joint ventures using the equity method. All material intercompany accounts and transactions are eliminated in consolidation.

  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash equivalents include highly liquid debt instruments with remaining maturities of three months or less at the time of purchase. The Company's marketable securities, consisting of investment grade securities with relatively short-term maturities, are classified as held-to-maturity. The carrying value of these securities approximates market value due to the short-term nature of these securities. The Company also holds investment grade securities in connection with certain nonqualified pension plans (Note 3) which are classified as available-for-sale. These investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

  PROPERTIES AND DEPRECIATION

     Rigs and Drilling Equipment. Capitalized costs of rigs and drilling equipment include all costs incurred in the acquisition of capital assets including allocations of interest costs incurred during periods that assets are under construction or refurbishment. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of property sold or retired and the related accumulated depreciation are removed from the accounts; resulting gains or losses are included in income.

     Jackup drilling rigs and semisubmersibles are depreciated over lives ranging from 15 to 30 years, with salvage values of $0.5 million and $1.0 million, respectively, per rig. All land drilling rigs are depreciated over 15-year lives with no salvage value. Drillships, with the exception of the Glomar Explorer, are depreciated over 20-year lives, with salvage values of $1.0 million per rig. The Glomar Explorer is being depreciated over the time that remained on its 30-year lease as of the date it entered service following its conversion to a drillship, or approximately 28 years, with no salvage value.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     Rigs and drilling equipment included $1.0 billion of assets recorded under capital leases at both December 31, 2001 and 2000. Accumulated amortization of assets under capital leases totaled $84.8 million and $36.2 million at December 31, 2001 and 2000, respectively.

     The Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. The Company recorded no impairment charges during the years ended December 31, 2001, 2000 or 1999.

     Oil and Gas Properties. The Company uses the full-cost method of accounting for oil and gas exploration and development costs. Under this method of accounting, the Company capitalizes all costs incurred in the acquisition, exploration, and development of oil and gas properties and amortizes such costs, together with estimated future development and dismantlement costs, using the units-of-production method.

  REVENUE RECOGNITION

     The Company's contract drilling business provides fully-crewed rigs to customers on a daily-rate (i.e., "dayrate") basis. Dayrate contracts can be for a specified period of time or the time required to drill a specified well or number of wells. Revenues and expenses from dayrate drilling operations, which are classified under contract drilling services, are recognized on a per-day basis as the work progresses. Lump-sum fees received as compensation for the cost of relocating drilling rigs from one major operating area to another, whether received up-front or upon termination of the drilling contract, are recognized as earned, which is generally over the term of the related drilling contract.

     The Company also designs and executes specific offshore drilling or well-completion programs for customers at fixed prices under short-term "turnkey" contracts. Revenues and expenses from turnkey contracts, which are classified under drilling management services, are earned and recognized upon completion of each contract using the completed contract method of accounting.

  FOREIGN CURRENCY TRANSACTIONS

     The United States dollar is the functional currency for all of the Company's operations. Realized and unrealized foreign currency transaction gains and losses are recorded in income.

     The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company attempts to lessen the impact of exchange rate changes by requiring customer payments to be primarily in U.S. dollars, by keeping foreign cash balances at minimal levels and by not speculating in foreign currencies.

  INCOME TAXES

     The Company is a Cayman Islands company and is not subject to income taxes in the Cayman Islands. Consequently, income taxes have been provided based on the tax laws and rates in effect in the countries in which the operations are conducted and income is earned. The income taxes in these jurisdictions vary substantially. The Company's effective tax rate for financial statement purposes will continue to fluctuate from year to year as the Company's operations are conducted in different taxing jurisdictions. The Company's ability to realize the benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

  STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, would be charged to income over the vesting period.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates.

NOTE 3 -- INVESTMENTS

     At December 31, 2001 and 2000, the Company had investments in debt securities that were classified as held-to-maturity and carried at amortized cost. The carrying value of such investments at December 31 by major type and by balance sheet classification are presented in the following table:

                                                               2001     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Commercial paper............................................  $478.9   $101.0
Money market funds..........................................   145.4     35.1
Eurodollar time deposits....................................    36.9      1.4
Repurchase agreements.......................................     5.6      0.4
Cash in banks...............................................    41.1      6.4
                                                              ------   ------
                                                              $707.9   $144.3
                                                              ======   ======
Cash and cash equivalents...................................  $578.3   $144.3
Marketable securities.......................................   129.6       --
                                                              ------   ------
                                                              $707.9   $144.3
                                                              ======   ======

     The fair value of investments in debt securities approximated their carrying value; therefore, there were no unrealized holding gains or losses as of December 31, 2001 or 2000.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     In addition, the Company had other investments in debt and equity securities classified as available-for-sale held in connection with certain nonqualified pension plans. These investments, which were included in other assets at December 31, are disclosed in the table that follows:

                                              2001                          2000
                                   ---------------------------   --------------------------
                                           UNREALIZED    FAIR           UNREALIZED    FAIR
                                   COST    GAIN (LOSS)   VALUE   COST   GAIN (LOSS)   VALUE
                                   -----   -----------   -----   ----   -----------   -----
                                                        (IN MILLIONS)
Fixed-income mutual funds........  $ 6.0      $  --      $ 6.0   $3.8      $(0.1)     $3.7
Equity mutual funds..............    7.8       (0.8)       7.0    3.5       (0.2)      3.3
Balanced mutual funds............    5.9         --        5.9     --         --        --
Other............................    0.3         --        0.3     --         --        --
                                   -----      -----      -----   ----      -----      ----
                                   $20.0      $(0.8)     $19.2   $7.3      $(0.3)     $7.0
                                   =====      =====      =====   ====      =====      ====

NOTE 4 -- LONG-TERM DEBT

     Long-term debt as of December 31 consisted of the following:

                                                               2001     2000
                                                              ------   ------
                                                               (IN MILLIONS)
7 1/8% Notes due 2007, net of unamortized discount of $0.4
  million at December 31, 2001 and $0.5 million at December
  31, 2000..................................................  $299.6   $299.5
7% Notes due 2028, net of unamortized discount of $3.4
  million at December 31, 2001 and $3.5 million at December
  31, 2000..................................................   296.6    296.5
Zero Coupon Convertible Debentures due 2020, net of
  unamortized discount of $284.0 million at December 31,
  2001 and $294.7 million at December 31, 2000..............   316.0    305.3
                                                              ------   ------
     Long-term debt.........................................  $912.2   $901.3
                                                              ======   ======

     In June 2000, the Company completed a private placement of Zero Coupon Convertible Debentures due June 23, 2020, and received net proceeds of $292.6 million after deduction for legal, accounting, and underwriting fees. The Company used the proceeds of the debentures, plus available cash, to pay off outstanding commercial paper, which had been issued primarily to finance construction of the Glomar C.R. Luigs and Glomar Jack Ryandrillships, and for general corporate purposes.

     The convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe ordinary shares (4,875,062 total shares, as restated to reflect the effect of the exchange ratio established in the Merger Agreement) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price equal to the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or stock or a combination thereof.

     No principal payments are required with respect to either the 7 1/8% Notes or the 7% Notes prior to their final maturity date. The Company may redeem the 7 1/8% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     The indentures relating to the Zero Coupon Convertible Debentures, 7 1/8% Notes, and 7% Notes contain limitations on Global Marine's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions. After the Merger, the Zero Coupon Convertible Debentures, 7 1/8% Notes, and 7% Notes continue to be obligations solely of Global Marine as a subsidiary of GlobalSantaFe, which did not guarantee the notes.

     All of the Company's debt is unsecured and unsubordinated and ranked equally in right of payment with all other unsecured and unsubordinated obligations of the Company.

     In October 2001 the Company terminated its $240 million committed revolving bank credit facility, which had been unused since July 2000 and was scheduled to expire December 2002.

     The Company has an uncommitted credit facility with a major bank, which provides for advances and letters of credit up to a maximum of $35 million denominated in U.S. dollars. At the Company's election, advances under this credit facility bear interest at either (a) the higher of (i) 0.50% per annum above the latest Federal Funds Rate and (ii) the bank's publicly announced Reference Rate, or (b) the LIBOR rate plus 0.50%. The fee for letters of credit is 0.50% per annum. At December 31, 2001, none of the credit facility was drawn or used for letters of credit.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, the Company had under operating leases office space and equipment with remaining terms ranging from approximately one to seven years. Certain of the leases may be renewed at the Company's option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. The Dada Gorgud semisubmersible is bareboat chartered to the Company until October 26, 2006 or the later termination of the Company's current drilling contract with the Azerbaijan International Operating Company. In addition, at December 31, 2001, the Company had under capital lease the Glomar Explorer drillship through 2026. Total rent expense was $116.5 million for 2001, $114.4 million for 2000, and $69.3 million for 1999. Included in rent expense was the rental of offshore drilling rigs used in the Company's turnkey operations totaling $109.9 million for 2001, $108.4 million for 2000, and $63.0 million for 1999.

     Future minimum rental payments with respect to the Company's lease obligations as of December 31, 2001 were as follows:

                                                              CAPITAL   OPERATING
                                                               LEASE     LEASES
                                                              -------   ---------
                                                                 (IN MILLIONS)
Year ended December 31:
  2002......................................................  $  1.8      $ 9.7
  2003......................................................     1.8        8.5
  2004......................................................     1.8        8.2
  2005......................................................     1.8        7.4
  2006......................................................     1.8        4.5
  Later years...............................................    35.2        7.9
                                                              ------      -----
Total future minimum rental payments........................    44.2      $46.2
                                                                          =====
Less amount representing imputed interest...................   (25.4)
                                                              ------
Present value of future minimum rental payments under
  capital lease.............................................    18.8
Less current portion included in accrued liabilities........    (1.8)
                                                              ------
Long-term capital lease obligation..........................  $ 17.0
                                                              ======

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     As of December 31, 2001, the Company had operating leases in place for Santa Fe International's offices in Dallas, Texas and Aberdeen, Scotland and Global Marine's office in Lafayette, Louisiana which will be closed as part of the restructuring program described in Note 1. These costs are included in the table above. Costs associated with the closure of Santa Fe International's offices in Dallas and Aberdeen totaling approximately $11.5 million were recognized as a liability assumed in the Merger and included in the cost of acquisition in accordance with SFAS No. 141, "Business Combinations." Costs related to the closure of Global Marine's Lafayette office along with the consolidation of the Company's offices in Aberdeen and Houston totaling approximately $4.3 million were accrued as part of Restructure costs in the consolidated financial statements for the year ended December 31, 2001.

     The Company has fixed price contracts with PPL Shipyard PTE, Ltd. of Singapore ("PPL Shipyard") for the construction of two high performance jackup rigs at approximately $125 million each with options for construction of additional jackup units, the first two of which are at a similar price.

     The Company also has fixed price contracts with PPL Shipyard for the construction of two ultra-deepwater semisubmersible drilling rigs at approximately $285 million each with options for construction of two additional drilling units at a similar price.

     Applied Drilling Technology Inc. ("ADTI"), a wholly-owned subsidiary of the Company, Patterson Energy Services, Inc. and Eagle Oilfield Inspection Services, Inc. are defendants in a civil lawsuit filed in September 2001 by Newfield Exploration Co. ("Newfield") and its insurance underwriters in the United States District Court for the Eastern District of Louisiana. The lawsuit arises out of damage caused to an offshore well owned by Newfield which had been drilled by ADTI in the U.S. Gulf of Mexico pursuant to a turnkey drilling contract and in respect of which Patterson Services, Inc. and Eagle Oilfield Inspection Services, Inc. also performed services. The well was damaged following completion of a turnkey contract when the well head was struck by a fishing vessel. The plaintiffs allege breach of contract, negligence and breach of warranty on the part of the defendants and have sued for damages of approximately $13 million. The Company has not made any determination as to the merits of these claims or the availability of insurance coverage, if any, in the event that ADTI incurs any liability.

     Global Marine, Santa Fe and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a class action lawsuit pending in the United States District Court for the Southern District of Texas. The lawsuit alleges a conspiracy among the defendants to fix or restrain wages and benefits paid to their offshore employees, and seeks an unspecified amount of damages, treble damages and other relief. Although both Global Marine and Santa Fe International vigorously denied the allegations, prior to the date of the Merger each agreed to settle the lawsuit. Global Marine agreed to pay a total of $8.7 million, of which $7.6 million will be paid by Global Marine's insurance underwriters, and Santa Fe International agreed to pay $0.6 million. The settlements are subject to approval by the Court, which has already rendered its preliminary approval. While the Company expects the settlements to receive the required approval, should they not the Company will vigorously defend the lawsuit and does not expect that the matter will have an adverse effect on the Company's business or financial position, results of operations or cash flows, although the Company cannot provide any assurance as to the outcome of the proceedings.

     In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, originally scheduled for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two 20-year, capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and have agreed to lease them to the Company.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     The Company acted as the Lessors' construction supervisor and has paid on behalf of the Lessors, or provided for the Lessors' payment of, all amounts it believes were required under the terms of the contracts, including payments for all approved change orders.

     Because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships in a timely manner, in November 1999 the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

     Under the terms of the Funding Agreement, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, L57 million ($92.6 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached L65 million ($104.7 million). The Company and the Lessors have advanced L63.9 million ($103.1 million) under the Funding Agreement, including L6.9 million ($10.5 million) in connection with the Company's share of cost overruns.

     In December 2001 and January 2002, the Shipbuilder served points of claim in the existing arbitration proceedings for the shipbuilding contracts for the Glomar C.R. Luigs and the Glomar Jack Ryan, respectively. The Shipbuilder claims breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment and information relating thereto, and change orders. The Shipbuilder also requested additional compensation for increases in the steelweight of the drillships. The claims for the two drillships total L169 million ($240.1 million) together with $43.6 million in respect to the steelweight claims, in excess of the contract price. With the exception of a small portion of the steelweight claim, the Company believes that the claims are totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

     The Funding Agreement did not settle any portion of the Shipbuilder's claims referred to above. The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

     In September 2000, the Shipbuilder requested that the arbitration panel consider whether the Company had an obligation to pay the final delivery installment upon completion of the vessel even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel determined that the contract did so obligate the Company to make the final delivery installment and issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment. The Company appealed that decision to the Commercial Court in London and was required to deposit the $31.8 million in the Registry of the Court. In November 2000, the Commercial Court overturned the decision of the arbitration panel. In May 2001, the court of appeals reinstituted the award in favor of the Shipbuilder, and the Company paid the $31.8 million. The Shipbuilder has now requested that the Company be required to pay the balance of the delivery installment ($4.0 million). Should the arbitrators agree with the Shipbuilder, the net effect in that case will be that the Company will have provided for the payment of the full contract price of $315 million plus the cost of certain agreed change orders and related expenses. This price excludes amounts totaling $103.1 million that the Company has advanced under the Funding Agreement. The Company's liability for the previously disclosed claims and the Company advances under the Funding Agreement will be determined in the arbitration proceedings that are currently underway in London.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     The Company is involved in various lawsuits resulting from personal injury and property damage. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

NOTE 6 -- ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of the accumulated other comprehensive loss were as follows (in millions):

                                     UNREALIZED GAIN        MINIMUM PENSION      ACCUMULATED OTHER
                                   (LOSS) ON SECURITIES   LIABILITY ADJUSTMENT   COMPREHENSIVE LOSS
                                   --------------------   --------------------   ------------------
Balance at December 31, 1999.....         $ 0.2                  $ (2.3)               $ (2.1)
Net change for the year..........          (0.5)                    0.8                   0.3
                                          -----                  ------                ------
Balance at December 31, 2000.....          (0.3)                   (1.5)                 (1.8)
Net change for the year..........          (0.5)                  (12.1)                (12.6)
                                          -----                  ------                ------
Balance at December 31, 2001.....         $(0.8)                 $(13.6)               $(14.4)
                                          =====                  ======                ======

     The minimum pension liability adjustments in the table above are shown net of a tax benefit of $8.7 million in 2001 and a $1.5 million tax provision in 2000. The tax effect of the unrealized holding gains and losses was immaterial for all periods presented.

NOTE 7 -- FINANCIAL INSTRUMENTS

  CONCENTRATIONS OF CREDIT RISK

     The market for the Company's services and products is the oil and gas industry, and the Company's customers consist primarily of major integrated international oil companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

     The Company's cash deposits were distributed among various banks in the areas of the Company's operations throughout the world as of December 31, 2001. In addition, the Company had commercial paper, money-market funds, repurchase agreements, and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result of the foregoing, the Company believes that credit risk in such instruments is minimal.

  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's $912.2 million carrying value of long-term debt approximated $905.0 million at December 31, 2001. At December 31, 2000, the estimated fair value of the Company's $901.3 million carrying value of long-term debt was $886.6 million. Fair values were estimated based on prices of similar securities with comparable maturities and credit risks. The fair values of the Company's cash equivalents, marketable securities, trade receivables, and trade payables approximated their carrying values due to the short-term nature of these instruments (see Note 3).

NOTE 8 -- STOCK-BASED COMPENSATION PLANS

     The Company has stock-based compensation plans under which it may grant shares of the Company's common stock or options to purchase a fixed number of shares of such stock. Vesting periods for options granted under the Company's various stock-based compensation plans range from two to four years. Stock options expire ten years after the grant date.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     Pursuant to the terms of the Merger Agreement, all options to purchase Global Marine stock outstanding as of November 20, 2001, the effective date of the Merger, became immediately exercisable and were converted into options to purchase GlobalSantaFe Ordinary Shares. The number of GlobalSantaFe Ordinary Shares issuable upon exercise of these options is calculated by multiplying the number of shares of Global Marine originally issuable upon exercise of the option by the conversion ratio (0.665) as outlined in the Merger Agreement. The exercise price is calculated by dividing the original exercise price of the Global Marine options by the conversion ratio. All options to purchase Santa Fe International ordinary shares that were outstanding as of the Merger date also became immediately exercisable pursuant to the terms of the Merger Agreement.

     At December 31, 2001, there were a total of 11,058,651 shares available for future grants under the Company's various stock-based compensation plans.

     Estimates of fair values of stock options and performance-based stock awards on the grant dates in the disclosures which follow were computed using the Black-Scholes option-pricing model based on the following assumptions:

                                                 2001           2000           1999
                                             ------------   ------------   ------------
Expected price volatility range............   49% to 60%     53% to 56%     54% to 67%
Risk-free interest rate range..............  4.2% to 5.0%   5.9% to 6.7%   5.0% to 5.9%
Expected annual dividends..................   none-$0.13        none           none
Expected life of stock options.............    5 years        5 years        5 years
Expected life of performance-based stock
  awards...................................    3 years        3 years        3 years

  STOCK OPTIONS

     A summary of the status of stock options granted, as adjusted for the conversion ratio as outlined in the Merger Agreement, is presented below:

                                                              NUMBER
                                                            OF SHARES     WEIGHTED AVERAGE
                                                           UNDER OPTION    EXERCISE PRICE
                                                           ------------   ----------------
Shares under option at December 31, 1998.................    4,909,754         $18.87
  Granted................................................    2,156,096         $14.51
  Exercised..............................................     (662,973)        $ 5.41
  Canceled...............................................     (109,675)        $27.29
                                                            ----------

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                                                              NUMBER
                                                            OF SHARES     WEIGHTED AVERAGE
                                                           UNDER OPTION    EXERCISE PRICE
                                                           ------------   ----------------
Shares under option at December 31, 1999.................    6,293,202         $18.65
  Granted................................................    1,830,213         $33.11
  Exercised..............................................   (1,069,426)        $13.29
  Canceled...............................................     (138,753)        $29.35
                                                            ----------
Shares under option at December 31, 2000.................    6,915,236         $23.10
  Granted................................................    2,861,668         $34.79
  Exercised..............................................     (469,898)        $16.35
  Santa Fe International options.........................    5,192,171         $25.20
  Canceled...............................................      (88,713)        $32.37
                                                            ----------
Shares under option at December 31, 2001.................   14,410,464         $26.34
                                                            ==========
Options exercisable at December 31,
  1999...................................................    2,644,741         $13.61
  2000...................................................    2,677,133         $17.95
  2001...................................................   13,410,464         $26.74

     All stock options granted in 1999 through 2001 had exercise prices equal to the market price of the Company's common stock on the date of grant. The weighted average per share fair value of options as of the grant date was $13.29 in 2001, $11.73 in 2000, and $5.52 in 1999. The fair value of outstanding Santa Fe International options at November 20, 2001 was recognized in determining the purchase price allocation. The weighted average per share fair value of these outstanding Santa Fe International options was $4.94.

     The following table summarizes information with respect to stock options outstanding at December 31, 2001:

                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                             -----------------------------------------   ----------------------
                                               WEIGHTED       WEIGHTED                 WEIGHTED
                               NUMBER          AVERAGE        AVERAGE      NUMBER      AVERAGE
                             OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES     AT 12/31/01   CONTRACTUAL LIFE    PRICE     AT 12/31/01    PRICE
------------------------     -----------   ----------------   --------   -----------   --------
$2.5376 to $5.7331.........     615,549       1.7 years        $ 4.44       615,549     $ 4.44
$6.2030 to $11.5602........   1,758,666       6.1 years        $10.49     1,758,666     $10.49
$12.2500 to $20.4511.......   1,708,337       6.6 years        $13.66     1,708,337     $13.66
$20.9000 to $28.5000.......   3,054,595       8.4 years        $22.13     2,054,595     $22.73
$29.1824 to $33.4375.......   3,439,839       8.2 years        $30.28     3,439,839     $30.28
$35.5700 to $51.4098.......   3,833,478       7.8 years        $42.58     3,833,478     $42.58
                             ----------                                  ----------
                             14,410,464       7.4 years        $26.34    13,410,464     $26.74
                             ==========                                  ==========

  EMPLOYEE SHARE PURCHASE PLAN

     The Company has adopted the Santa Fe International 1997 Employee Share Purchase Plan (the "Share Purchase Plan"). The Share Purchase Plan is designed to furnish eligible employees of the Company and designated subsidiaries of the Company an incentive to advance the best interests of the Company by providing a formal program whereby they may voluntarily purchase Ordinary Shares of the Company at a favorable price and upon favorable terms. Generally speaking, substantially all covered employees who are scheduled to work an average of at least 20 hours per week are eligible to participate in the Share Purchase Plan.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     Once a year, participants in the Share Purchase Plan will be granted options to purchase Ordinary Shares with a fair market value equal to the lesser of 10% of the participant's eligible compensation (as defined in the Share Purchase Plan) and the amount specified in Section 423(b) of the Code (currently $25,000). The exercise price of the options is 85% of the fair market value of the Ordinary Shares on the date of the grant or the date of exercise, whichever is less. Options granted under the Share Purchase Plan are exercisable on the date one year after the date of grant. Generally, participants pay option exercise prices through payroll deductions made ratably throughout the year. As of December 31, 2001, 697,038 Ordinary Shares were reserved for issuance under this plan.

  PERFORMANCE-BASED STOCK AWARDS

     Prior to the Merger, the Company offered shares of Company stock to certain key employees at nominal or no cost to the employee. The exact number of shares that each employee received was dependent on Company performance over a three-year period as measured against performance goals with respect to net income and cash flow, among other measures. The performance period applicable to each offer ended on December 31 of the second full year following the year of the grant. A summary of the status of performance-based stock awards (as adjusted for the conversion ratio) is presented in the table that follows:

                                                       2001        2000        1999
                                                     ---------   ---------   --------
Number of contingent shares at beginning of year...    286,873     330,428    296,827
  Granted..........................................    142,975     142,975    149,625
  Issued...........................................   (300,856)         --    (54,654)
  Canceled.........................................   (128,992)   (186,530)   (61,370)
                                                     ---------   ---------   --------
Number of contingent shares at end of year.........         --     286,873    330,428
                                                     =========   =========   ========
Shares vested at December 31.......................         --          --         --
Fair value at grant date...........................  $   29.36   $   19.32   $  10.54

  PRO FORMA DISCLOSURES

     As discussed in Note 1 under "Stock-Based Compensation Plans," the Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for any of the Company's outstanding stock options, all of which have exercise prices equal to the market price of the stock on the date of grant. The amount of compensation cost included in income for the Company's performance-based stock awards was $4.6 million in 2001, $3.4 million in 2000, and $1.0 million in 1999. Had compensation cost for the Company's stock-based compensation plans been determined based on fair values as of the dates of grant, the Company's net income and earnings per share would have been

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES reported as follows (earnings per share amounts for 2000 and 1999 have been restated to reflect the effect of the exchange ratio as outlined in the Merger Agreement):

                                                               2001     2000    1999
                                                              ------   ------   -----
                                                               (IN MILLIONS, EXCEPT
                                                                PER SHARE AMOUNTS)
Net income:
  As reported...............................................  $198.8   $113.9   $89.5
  Pro forma.................................................  $181.0   $101.5   $79.6
Basic earnings per share:
  As reported...............................................  $ 1.52   $ 0.98   $0.77
  Pro forma.................................................  $ 1.39   $ 0.87   $0.69
Diluted earnings per share:
  As reported...............................................  $ 1.50   $ 0.95   $0.76
  Pro forma.................................................  $ 1.36   $ 0.86   $0.67

     The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

NOTE 9 -- RETIREMENT PLANS

  PENSIONS

     The Company has defined benefit pension plans covering all of its U.S. employees and a portion of its non-U.S. employees. For the most part, benefits are based on the employee's length of service and average earnings for the five highest consecutive calendar years of compensation during the last fifteen years of service. Substantially all benefits are paid from funds previously provided to trustees. The Company is the sole contributor to the plans, with the exception of one of the Company's plans in the U.K., and its funding objective is to fund participants' benefits under the plans as they accrue, taking into consideration future salary increases. The components of net periodic pension benefit cost for the Company's pension plans were as follows:

                                                              2001    2000    1999
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Service cost -- benefits earned during the period...........  $ 4.7   $ 4.5   $ 4.7
Interest cost on projected benefit obligation...............    7.8     7.5     6.9
Expected return on plan assets..............................   (8.5)   (8.9)   (7.4)
Recognized actuarial loss...................................    0.4     0.8     1.8
Recognized actuarial loss -- special termination
  benefits(1)...............................................    2.0      --      --
                                                              -----   -----   -----
  Net periodic pension benefit cost.........................  $ 6.4   $ 3.9   $ 6.0
                                                              =====   =====   =====

---------------

(1) Special termination costs related to certain pension plans are included in Restructure costs. See discussion in Note 1.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     The following table shows the changes in the projected benefit obligation and assets for all plans for the year ended December 31 and a reconciliation of the plans' funded status at year-end.

                                                               2001     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $109.5   $102.3
  Service cost..............................................     4.7      4.5
  Interest cost.............................................     7.8      7.5
  Merger -- Santa Fe International's projected benefit
     obligation at Merger date..............................    91.4       --
  Special termination benefits..............................     2.0       --
  Actuarial gain............................................    (1.4)    (0.1)
  Benefits paid.............................................    (3.6)    (4.7)
                                                              ------   ------
          Projected benefit obligation at end of year.......   210.4    109.5
                                                              ------   ------
Change in plan assets:
  Fair value of plan assets at beginning of year............    91.9     97.1
  Actual return on plan assets..............................    (8.0)    (6.4)
  Merger -- fair value of Santa Fe International's plan
     assets at Merger date..................................    69.0       --
  Employer contributions....................................     7.4      5.9
  Benefits paid.............................................    (3.6)    (4.7)
                                                              ------   ------
          Fair value of plan assets at end of year..........   156.7     91.9
                                                              ------   ------
Reconciliation of funded status:
  Funded status at end of year..............................   (53.7)   (17.6)
  Unrecognized net loss.....................................    28.5     17.5
                                                              ------   ------
          Net amount recognized.............................  $(25.2)  $ (0.1)
                                                              ======   ======

Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost......................................  $   --   $  8.4
  Accrued benefit liability.................................   (46.8)   (10.8)
  Intangible asset..........................................     0.8       --
  Accumulated other comprehensive loss......................    20.8      2.3
                                                              ------   ------
          Net amount recognized.............................  $(25.2)  $ (0.1)
                                                              ======   ======

     The following table provides information related to those plans that were underfunded as of December 31. In the table, the projected benefit obligation ("PBO") is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of future salary increases. The accumulated

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES benefit obligation ("ABO") is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

                                                               2001    2000
                                                              ------   -----
                                                              (IN MILLIONS)
Projected benefit obligation................................  $146.4   $11.5
Accumulated benefit obligation..............................  $130.1   $10.5
Fair value of plan assets...................................  $ 87.7   $  --

     The Company has established grantor trusts to provide funding for benefits payable under certain nonqualified plans. Assets in the trusts, which are irrevocable and can only be used to pay such benefits, with certain exceptions, are excluded from plan assets in the preceding tables in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The fair market value of such assets was $19.2 million at December 31, 2001 and $7.0 million at December 31, 2000 (see Note 3).

     The expected long-term rate of return on plan assets used to compute pension cost was 9.0% for 2001, 2000 and 1999. The assumed rate of increase in future compensation levels was 4.5% for 2001 and 6.0% for 2000 and 1999. The discount rate used to compute the projected benefit obligation was 7.25% for 2001 and 7.5% for 2000 and 1999.

     The Company has a defined contribution savings plan in which substantially all of the Company's U.S. employees are eligible to participate. Company contributions to the savings plan are based on the amount of employee contributions. The Company matches 100% of each participant's first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $5.2 million for 2001, $3.9 million for 2000 and $3.6 million for 1999.

  OTHER POSTRETIREMENT BENEFITS

     The Company provides term life insurance to certain retirees, both U.S. citizens and non-U.S. citizens. The Company also provides health care benefits to all retirees who are U.S. citizens and to certain non-U.S. citizen employees and their covered dependents. Generally, employees who have reached the age of 55 and have rendered a minimum of five years of service are eligible for such retirement benefits. For the most part, health care benefits are contributory while life insurance benefits are non-contributory. Liabilities for postretirement health care and life insurance benefits were $13.3 million at December 31, 2001 and $3.4 million at December 31, 2000.

     The weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits was 8% for the year ended December 31, 1999, 7% in 2000 and 11% in 2001. This 11% rate is expected to decrease ratably to 5% in 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, as of and for the year ended December 31, 2001, increasing or decreasing the assumed health care cost trend rates by one percentage point each year would change the accumulated postretirement benefit obligation by approximately $504,000 and $455,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit by approximately $29,000 and $26,000, respectively.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTE 10 -- INCOME TAXES

     Income before income taxes was comprised of the following:

                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
United States..............................................  $147.2   $103.4   $ 38.1
Foreign....................................................   175.3     51.9     77.2
                                                             ------   ------   ------
  Income before income taxes...............................  $322.5   $155.3   $115.3
                                                             ======   ======   ======

     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. The Company's U.S. subsidiaries are subject to a U.S. federal tax rate of 35%.

     At December 31, the provision for income taxes consisted of the following:

                                                               2001    2000    1999
                                                              ------   -----   -----
                                                                  (IN MILLIONS)
Current
  Foreign...................................................  $ 20.1   $11.2   $ 8.0
  U.S. federal..............................................     2.1     1.2    (4.6)
                                                              ------   -----   -----
                                                                22.2    12.4     3.4
Deferred
  Foreign...................................................     0.1    (2.2)     --
  U.S. federal..............................................   101.4    31.2    22.4
                                                              ------   -----   -----
                                                               101.5    29.0    22.4
                                                              ------   -----   -----
  Provision for income taxes................................  $123.7   $41.4   $25.8
                                                              ======   =====   =====

     The Company is not subject to tax in the Cayman Islands. A reconciliation of the differences between taxes on income before income taxes computed at the appropriate statutory rate and the Company's reported provision for income taxes follows:

                                                               2001    2000     1999
                                                              ------   -----   ------
                                                                  ($ IN MILLIONS)
Income tax provision at statutory rate (Cayman Islands rate
  in 2001 and U.S. rate in 2000 & 1999).....................  $   --   $54.4   $ 40.4
Taxes on U.S. and foreign earnings at greater than the
  Cayman Islands rate.......................................    98.9      --       --
Taxes on foreign earnings at less than the U.S. rate........      --    (9.7)   (18.6)
Permanent differences.......................................      --    (0.1)    (1.3)
Adjustments to contingencies related to closed years........   (55.7)     --       --
Change in valuation allowance(1)............................    80.5      --       --
Other, net..................................................      --    (3.2)     5.3
                                                              ------   -----   ------
     Provision for income taxes.............................  $123.7   $41.4   $ 25.8
                                                              ======   =====   ======
     Effective tax rate.....................................      38%     27%      22%
                                                              ======   =====   ======

---------------

(1) Comprised of the net change in the valuation allowance for the year of $105.9 million less $25.4 million of valuation allowance acquired from Santa Fe International at the time of the Merger.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     The Company intends to permanently reinvest in the business of its U.S. Subsidiaries and their Controlled Foreign Corporations all of their unremitted earnings. As a result, the Company has not provided for deferred taxes on $1.1 billion of cumulative unremitted earnings at December 31, 2001. It is not practicable to estimate the amount of deferred tax expense associated with these unremitted earnings.

     The Company has not provided for deferred taxes on earnings generated by assets operating temporarily in certain taxable jurisdictions. In these circumstances, management expects that, due to the changing demands of the offshore drilling markets, the Company's mobile assets will be redeployed to other locations to secure contracts in stronger markets. Therefore, as management does not expect the mobile assets to reside in a location long enough to give rise to future tax consequences, no deferred tax liability has been recognized. Should management's expectations change regarding the length of time a mobile asset will be used in a given location, the Company will adjust deferred taxes accordingly.

     Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                               2001      2000
                                                              -------   ------
                                                               (IN MILLIONS)
Deferred tax assets:
  Net operating loss carryforwards -- U.S. .................  $ 139.5   $206.8
  Net operating loss carryforwards -- various foreign.......     80.2       --
  Tax credit carryforwards..................................     18.0     15.5
  Accrued expenses not currently deductible.................     23.2     10.6
  Other.....................................................     13.0     12.5
                                                              -------   ------
                                                                273.9    245.4
Less: Valuation allowance...................................   (146.6)   (40.7)
                                                              -------   ------
     Deferred tax assets, net of valuation allowance........    127.3    204.7
Deferred tax liabilities:
  Depreciation and depletion for tax in excess of book
     expense................................................    153.4    127.3
  Tax benefit transfers.....................................      6.6      7.3
  Other.....................................................      6.8       --
                                                              -------   ------
     Total deferred tax liabilities.........................    166.8    134.6
                                                              -------   ------
     Net future income tax (liability) benefit..............  $ (39.5)  $ 70.1
                                                              =======   ======

     In 2001, the valuation allowance increased by approximately $105.9 million, of which $102.9 million related to U.S. NOL carryforwards. The $102.9 million increase in valuation allowance was partially offset by a $55.7 million adjustment to prior years' tax contingencies, resulting in a net charge in the fourth quarter of $47.2 million. The Company recorded a valuation allowance against its U.S. NOL carryforwards because it may not generate sufficient U.S. taxable income to fully utilize its NOL carryforwards before they expire. In addition, the Company had previously recorded a valuation allowance against the net deferred tax assets in certain foreign jurisdictions. These net deferred tax assets decreased by approximately $22.4 million and, accordingly, the valuation allowance was decreased by the same amount.

     The valuation allowance of $25.4 million acquired from Santa Fe International at the time of the Merger did not impact the Company's effective tax rate for 2001.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     The changes to the valuation allowance for the year are summarized as follows (in millions):

Balance at December 31, 2000................................          $ 40.7
Activity in 2001:
Increases related to U.S. NOL carryforwards.................  102.9
Decreases related to NOL carryforwards in certain foreign
  jurisdictions.............................................  (22.4)
                                                              -----
  Net effect on tax expense.................................            80.5
Acquired from Santa Fe International........................            25.4
                                                                      ------
Balance at December 31, 2001................................          $146.6
                                                                      ======

     At December 31, 2001, the Company had $398.7 million of U.S. NOL carryforwards, consisting of $397.7 million of NOL carryforwards associated with the operations of Global Marine and $1.0 million of NOL carryforwards associated with the operations of Santa Fe International. In addition, the Company has $18.0 million of non-expiring U.S. alternative minimum tax credit carryforwards. Both the NOL carryforwards and the U.S. alternative minimum tax credit carryforwards can be used to reduce the Company's U.S. federal income taxes payable in future years.

     The NOL carryforwards subject to expiration expire as follows (in millions):

YEAR ENDED
DECEMBER 31:                                              TOTAL    UNITED STATES   FOREIGN
------------                                              ------   -------------   -------
2002....................................................  $  6.8      $   --        $ 6.8
2003....................................................    16.4          --         16.4
2004....................................................   249.0       219.5         29.5
2005....................................................   100.7        82.8         17.9
2006....................................................    27.4        19.6          7.8
2007....................................................    34.1        34.1           --
2008....................................................    18.8        18.8           --
2012....................................................     1.0         1.0           --
2018....................................................    22.9        22.9           --
                                                          ------      ------        -----
Total...................................................  $477.1      $398.7        $78.4
                                                          ======      ======        =====

     In addition, the Company also had $77.2 million and $90.9 million of non-expiring NOL carryforwards in the United Kingdom and Trinidad and Tobago, respectively, and $78.4 million of expiring NOL carryforwards in various other foreign jurisdictions.

     The Company's ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has established a valuation allowance against the future tax benefit of a portion of its NOL carryforwards and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from its current estimates. The Company's NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

     As of December 31, 2001, Global Marine and its U.S. subsidiaries had approximately $397.7 million of NOL carryforwards for United States federal income tax purposes. The NOL carryforwards are subject to review and potential disallowance by the Internal Revenue Service upon audit of its federal income tax returns. The Company can therefore provide no assurance that the full amount of its NOL carryforwards will be allowed. The NOL carryforwards are scheduled to expire from 2004 to 2018. As a result of the Merger, Section 382 of the U.S. Internal Revenue Code may limit the future use of the NOL carryforwards if

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES ownership of Global Marine's stock changes by more than 50% in certain circumstances over a prescribed testing period. The Company believes that Global Marine has not undergone a greater-than-50-percent ownership change and that Global Marine's NOL carryforwards are currently available for use without a
Section 382 limitation. The Internal Revenue Service, however, may determine upon audit that the Merger did cause such an ownership change. If the Merger does not result in such an ownership change, changes in the ownership of the Company's stock following the merger could result in such an ownership change. In the event of an ownership change, the Section 382 rules limit the utilization of the NOL carryforwards in each taxable year ending after the ownership change to an amount equal to a federal long-term tax-exempt rate published monthly by the Internal Revenue Service, multiplied by the fair market value of all of Global Marine's stock at the time of the ownership change. For this purpose, the value of Global Marine's stock could also be subject to adjustments, thereby further limiting the ability of the Company to utilize its NOL carryforwards in each taxable year thereafter.

NOTE 11 -- EARNINGS PER ORDINARY SHARE

     A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

                                                  2001              2000              1999
                                             ---------------   ---------------   ---------------
                                             ($ IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net income (numerator):
  Net income -- Basic......................   $      198.8      $      113.9      $       89.5
  Add: Interest savings (net of tax) on
     assumed conversion of Zero Coupon
     Convertible Debentures................            7.0                --                --
                                              ------------      ------------      ------------
  Net income -- Diluted....................   $      205.8      $      113.9      $       89.5
                                              ============      ============      ============
Ordinary shares (denominator):(1)
  Shares -- Basic..........................    130,544,893       116,600,920       115,704,593
  Add:
     Effect of employee stock options......      2,089,233         2,662,230         1,850,502
     Shares issuable upon assumed
       conversion of Zero Coupon
       Convertible Debentures..............      4,875,062                --                --
                                              ------------      ------------      ------------
  Shares -- Diluted........................    137,509,188       119,263,150       117,555,095
                                              ============      ============      ============
Earnings per ordinary share:(1)
     Basic.................................   $       1.52      $       0.98      $       0.77
     Diluted...............................   $       1.50      $       0.95      $       0.76

---------------

(1) Prior years' earnings per share data has been restated to reflect the effect of the exchange ratio of 0.665 established in the Merger Agreement.

     The computation of diluted earnings per share excludes outstanding stock options with exercise prices greater than the average market price of the Company's ordinary shares for the year, because the inclusion of such options would be antidilutive. The number of antidilutive options that were excluded from diluted earnings per ordinary share and could potentially dilute basic earnings per ordinary share in the future were 4,668,834 shares in 2001, 610,641 shares in 2000, and 2,269,969 shares in 1999. (Antidilutive options for 1999 and 2000 have been restated to reflect the effect of the exchange ratio of 0.665 established in the Merger Agreement.)

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     As discussed in Note 4, holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation.

NOTE 12 -- SUPPLEMENTAL CASH FLOW INFORMATION - NONCASH INVESTING AND FINANCING ACTIVITY

     In June 2001, the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45 million. The Company received $5 million in cash at closing and the remainder of the purchase price in the amount of $40 million, plus interest, was paid in the first quarter of 2002. The receivable was classified in Other Assets on the Consolidated Balance Sheet as of December 31, 2001.

     On November 20, 2001, Global Marine merged with a subsidiary of Santa Fe International. The following table summarizes the allocation of the purchase price to the specific assets and liabilities of Santa Fe International based on estimates of fair values and costs at the time of the Merger.

                                                              ($ IN MILLIONS)
Current assets..............................................     $  526.7
Properties, plant and equipment.............................      1,958.7
Other assets................................................         38.1
Goodwill....................................................        382.1
                                                                 --------
                                                                  2,905.6
Current liabilities.........................................       (259.4)
Deferred income taxes.......................................        (17.5)
Other liabilities...........................................        (61.6)
                                                                 --------
                                                                 $2,567.1
                                                                 ========

     In December 2001 the Company's board of directors declared a regular quarterly cash dividend in the amount of $0.0325 per ordinary share. The dividend in the amount of $7.6 million was paid on January 15, 2002, to shareholders of record as of the close of business on December 31, 2001.

NOTE 13 -- SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has three lines of business, each organized along the basis of services and products and each with a separate management team. The Company's three lines of business are reported as separate operating segments and consist of contract drilling, drilling management services and oil and gas. The Company's contract drilling business provides fully-manned, mobile offshore and land drilling rigs to oil and gas operators on a daily-rate basis and is also referred to as dayrate drilling. The drilling management services business includes turnkey drilling, drilling engineering and well project management. The Company's oil and gas business participates in exploration and production activities.

     The Company evaluates and measures segment performance on the basis of operating income. Segment operating income is inclusive of intersegment revenues. Such revenues, which have been eliminated from the consolidated totals, are recorded at transfer prices, which are intended to approximate the prices charged to external customers. Segment operating income consists of revenues less the related operating costs and expenses and excludes interest expense, interest income, and corporate expenses. Segment assets consist of all current and long-lived assets, exclusive of affiliate receivables and investments.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                        DRILLING
                            CONTRACT   MANAGEMENT                             ELIMINATIONS
                            DRILLING    SERVICES    OIL AND GAS   CORPORATE    AND OTHER     CONSOLIDATED
                            --------   ----------   -----------   ---------   ------------   ------------
                                                            (IN MILLIONS)
Revenues from External
  Customers
  2001....................  $  933.9     $401.6        $13.9                                   $1,349.4
  2000....................     584.1      435.6         20.1                                    1,039.8
  1999....................     507.7      275.0          8.3                                      791.0
Intersegment Revenues
  2001....................      13.7        8.0           --                     $(21.7)             --
  2000....................       5.1       10.0           --                      (15.1)             --
  1999....................      10.0        7.2           --                      (17.2)             --
Total Revenues
  2001....................     947.6      409.6         13.9                      (21.7)        1,349.4
  2000....................     589.2      445.6         20.1                      (15.1)        1,039.8
  1999....................     517.7      282.2          8.3                      (17.2)          791.0
Operating Income
  2001....................     338.5       33.4          8.4       $(28.1)        (22.3)(1)       329.9
  2000....................     184.5       21.6         12.2        (24.6)         (5.2)          188.5
  1999....................     153.5       13.3          2.0        (25.5)           --           143.3
Depreciation, Depletion,
  and Amortization
  2001....................     141.9        0.2          2.1          2.1            --           146.3
  2000....................     100.3        0.2          4.5          2.0            --           107.0
  1999....................      83.1        0.2          3.6          1.9            --            88.8
Capital Expenditures
  2001....................     150.0         --          2.0          6.4            --           158.4
  2000....................     175.9        0.2          0.3          1.4            --           177.8
  1999....................     442.5        0.1          4.1          1.4            --           448.1
Segment Assets
  2001....................   4,758.6       34.6         12.0        723.7            --         5,528.9
  2000....................   2,105.9       59.9         14.8        216.2            --         2,396.8
Goodwill
  2001....................     382.1        0.5           --           --            --           382.6
  2000....................        --        0.6           --           --            --             0.6

---------------

(1) Restructure costs are discussed in Note 1.

     In 2001, two customers each accounted for more than ten percent of consolidated revenues. ExxonMobil provided $177.8 million of contract drilling revenues, and BP provided $142.9 million of contract drilling revenues and $1.5 million of drilling management services revenues. No single customer accounted for more than ten percent of consolidated revenues in 1999 or 2000.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     The Company is incorporated in the Cayman Islands; however, all of its operations are located in countries other than the Cayman Islands. Revenues and assets by geographic area in the tables that follow were attributed to countries based on the physical location of the assets. The mobilization of rigs among geographic areas has affected area revenues and long-lived assets over the periods presented. Revenues from external customers by geographic areas were as follows:

                                                            2001       2000      1999
                                                          --------   --------   ------
                                                                 (IN MILLIONS)
United Kingdom..........................................  $  167.7   $  107.5   $148.6
Trinidad and Tobago.....................................      77.7       28.1     15.0
Other foreign countries.................................     320.3      173.3    210.9
                                                          --------   --------   ------
     Total foreign revenues.............................     565.7      308.9    374.5
United States...........................................     783.7      730.9    416.5
                                                          --------   --------   ------
     Total revenues.....................................  $1,349.4   $1,039.8   $791.0
                                                          ========   ========   ======

     Long-lived assets by geographic areas, based on their location at December 31, were as follows:

                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
Properties and equipment:
  United Kingdom............................................  $1,070.9   $  176.6
  Trinidad and Tobago.......................................      80.2      415.6
  Other foreign countries...................................   1,226.1      311.0
                                                              --------   --------
       Total foreign long-lived assets......................   2,377.2      903.2
  United States.............................................   1,364.5    1,036.9
                                                              --------   --------
       Total productive assets..............................   3,741.7    1,940.1
  Construction in progress -- Singapore.....................     155.9         --
                                                              --------   --------
       Total properties and equipment.......................   3,897.6    1,940.1
Goodwill....................................................     382.6        0.6
                                                              --------   --------
       Total long-lived assets..............................  $4,280.2   $1,940.7
                                                              ========   ========

NOTE 14 -- TRANSACTIONS WITH AFFILIATES

     In connection with the initial public offering of Santa Fe International, Santa Fe International entered into an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings, which agreement was amended in connection with the Merger. The intercompany agreement, as amended, provides that, as long as Kuwait Petroleum Corporation and its affiliates, in the aggregate, own at least 10% of the Company, the consent of SFIC Holdings is required to change the jurisdiction of any existing subsidiary of the Company or incorporate a new subsidiary in any jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates or reincorporate the Company in another jurisdiction. The intercompany agreement, as amended, also provides SFIC Holdings the right to designate up to three representatives to the Company's board of directors based on SFIC Holdings' ownership percentage in the Company and provides SFIC Holdings rights to access certain information concerning the Company. SFIC Holdings currently holds approximately 18.6% of the outstanding ordinary shares of the Company.

     The Company provides contract drilling services in Kuwait to the Kuwait Oil Company, K.S.C. ("KOC"), a subsidiary of Kuwait Petroleum Corporation, and also provides contract drilling services to a

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES partially owned affiliate of KOC in the Kuwait-Saudi Arabian Partitioned Neutral Zone. Such services are performed pursuant to drilling contracts which contain terms and conditions and rates of compensation which materially approximate those which are customarily included in arm's-length contracts of a similar nature. In connection therewith, KOC provides the Company rent-free use of certain land and maintenance facilities and has committed to providing same, subject to the availability of the maintenance facilities, through the current term of the drilling contracts and extensions thereof as may be agreed. In relation to its drilling business in Kuwait, the Company has an agency agreement with a subsidiary of Kuwait Petroleum Corporation that obligates the Company to pay an agency fee based on a percentage of revenues. The Company believes the terms of this agreement are more favorable than those which could be obtained with an unrelated third party in an arm's-length negotiation, but the value of such terms is currently immaterial to the Company's results of operations.

     During the period following the Merger until December 31, 2001, the Company earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $6.9 million and paid $80,000 of agency fees pursuant to such agency agreement. At December 31, 2001, the Company had accounts receivable from affiliates of Kuwait Petroleum Corporation of $9.9 million.

           CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

     In the following table, the Company's operating results for the fourth quarter 2001 include Global Marine's operations for the full quarter and Santa Fe International's operations from the Merger date (42 days). The Company's prior quarterly operating results represent Global Marine only. The consolidated selected quarterly financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data."

                                                 2001                                    2000
                                 -------------------------------------   -------------------------------------
                                 FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                                 QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                 -------   -------   -------   -------   -------   -------   -------   -------
                                                    ($ IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues.......................  $ 384.4   $313.8    $376.4    $274.8    $332.4    $272.0    $231.3    $204.1
Operating income...............     79.4     90.5      95.4      64.6      61.9      54.6      49.2      22.8
Net income.....................     11.7     62.1      84.3      40.7      40.9      32.3      28.1      12.6
Earnings per ordinary share:(1)
  Basic........................     0.07     0.53      0.72      0.35      0.35      0.28      0.24      0.11
  Diluted......................     0.07     0.52      0.69      0.34      0.34      0.27      0.24      0.11
Net income includes the
  following special items:
  Gain on sale of
    special-purpose rig........       --       --      22.8        --        --        --        --        --
  Provision for income
    taxes(2)...................    (47.2)      --        --        --        --        --        --        --
Cash dividends declared per
  ordinary share:(3)...........   0.0325       --        --        --        --        --        --        --
Price ranges of ordinary
  shares:(1)
  High.........................    29.39    27.38     43.23     49.23     47.74     51.13     44.92     39.57
  Low..........................    20.27    19.17     27.74     36.96     32.99     37.59     31.39     23.03

---------------

(1) Per share data of Global Marine prior to the Merger has been restated to reflect the effect of the exchange ratio of 0.665 established in the Merger Agreement.

(2) The Company established a valuation allowance in the fourth quarter 2001 against a tax asset related to its United States net operating loss (NOL) carryforwards. As a result of the Merger, the Company's NOL expirations were accelerated by a year. In addition, reduced activity levels in the U.S. Gulf of Mexico in 2001 contributed to a decrease in the expected future earnings of the Company's U.S. subsidiaries.

(3) In the fourth quarter 2001, the Company's board of directors declared a regular quarterly cash dividend of $0.0325 per ordinary share. The dividend was paid on January 15, 2002, to the Company's shareholders of record as of the close of business on December 31, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

     Our audits of the consolidated financial statements referred to in our report dated March 14, 2002, appearing in the 2001 Annual Report on Form 10-K of GlobalSantaFe Corporation and its subsidiaries also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 14, 2002

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                                                -------------------
                                                                 CHARGE
                                                                (CREDIT)
                                   BALANCE AT    MERGER WITH    TO COSTS   CHARGED                 BALANCE
                                   BEGINNING      SANTA FE        AND      TO OTHER                AT END
DESCRIPTION                         OF YEAR     INTERNATIONAL   EXPENSES   ACCOUNTS   DEDUCTIONS   OF YEAR
-----------                        ----------   -------------   --------   --------   ----------   -------
                                                                (IN MILLIONS)
Year ended December 31, 2001:
  Allowance for doubtful accounts
     receivable..................    $ 4.7          $ 3.1        $ (4.6)    $  --       $   --     $  3.2
  Deferred tax asset valuation
     allowance...................     40.7           25.4         136.2        --        (55.7)     146.6
Year ended December 31, 2000:
  Allowance for doubtful accounts
     receivable..................    $ 6.6          $  --        $  0.6     $  --       $ (2.5)    $  4.7
  Deferred tax asset valuation
     allowance...................     36.6             --           9.0        --         (4.9)      40.7
Year ended December 31, 1999:
  Allowance for doubtful accounts
     receivable(1)...............    $13.7          $  --        $  1.8     $  --       $ (8.9)    $  6.6
  Deferred tax asset valuation
     allowance...................     48.7             --            --        --        (12.1)      36.6

---------------

(1) At December 31, 1999, $4.1 million of the allowance for doubtful accounts was classified as current, and $2.5 million was classified as long-term.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As permitted by General Instruction G, the information called for by this item with respect to the Company's directors, and the information required by this item and Item 405 of Regulation S-K with respect to filings under Section 16 of the 1934 Securities Exchange Act, is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. Information with respect to the Company's executive officers required by Item 401 of Regulation S-K is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                         PAGE
                                                                         ----
(a)   Financial Statements, Schedules and Exhibits
      (1)  Financial Statements
           Report of Independent Accountants                              41
           Consolidated Statements of Income                              42
           Consolidated Balance Sheets                                    43
           Consolidated Statements of Cash Flows                          44
           Consolidated Statements of Shareholders' Equity                45
           Notes to Consolidated Financial Statements                     46
      (2)  Financial Statement Schedule
           Report of Independent Accountants                              73
           Schedule II -- Valuation and Qualifying Accounts               74
           Schedules other than Schedule II are omitted for the reason that they are not applicable

       (3)  Exhibits

     The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-5471). Exhibits filed herewith are so indicated by a "+". Exhibits incorporated by reference are so indicated by parenthetical information.

     2.1 Agreement and Plan of Merger, dated as of August 31, 2001, among the Company, Silver Sub, Inc., Gold Merger Sub, Inc.
            and Global Marine Inc. (incorporated herein by this reference to the Company's Current Report on Form 8-K filed
            September 4, 2001).
    +3.1    Amended and Restated Memorandum of Association of the
            Company, adopted by Special Resolution of the members effective November 20, 2001.
    +3.2 Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the shareholders effective
            November 20, 2001.
    +4.1    Section 15.2 of the Amended and Restated Articles of
            Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders.
     4.2    Indenture dated as of September 1, 1997, between Global
            Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.
            (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.'s Registration Statement on Form S-4 (No.
            333-39033) filed with the Commission on October 30, 1997);
            First Supplemental dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of Global Marine
            Inc.'s Quarterly Report on Form 10-Q (Commission File No.
            1-5471) for the quarter ended June 30, 2000).
     4.3 Form of 7 1/8% Exchange Note Due 2007 (incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to Global Marine Inc.'s Registration Statement on Form S-4 (No.
            333-39033) filed with the Commission on February 3, 1998).
     4.4 Terms of 7 1/8% Notes Due 2007 (incorporated herein by this reference to Exhibit 4.5 of Global Marine Inc.'s
            Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997).
     4.5 Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.'s Current
            Report on Form 8-K (Commission File No. 1-5471) dated May
            20, 1998).
     4.6 Terms of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.'s Current
            Report on Form 8-K (Commission File No. 1-5471) dated May
            20, 1998).
     4.7    Registration Rights Agreement between Global Marine Inc. and
            Credit Suisse First Boston dated June 23, 2000 (incorporated herein by this reference to Exhibit 4.3 of Global Marine
            Inc.'s Quarterly Report on Form 10-Q (Commission File No.
            1-5471) for the quarter ended June 30, 2000).
     4.8    Form of Zero Coupon Convertible Debentures Due June 23, 2020
            (incorporated herein by this reference to Exhibit 4.4 of Global Marine Inc.'s Quarterly Report on Form 10-Q
            (Commission File No. 1-5471) for the quarter ended June 30,
            2000).
    10.1    Intercompany Agreement by and among Kuwait Petroleum
            Corporation, SFIC Holdings (Cayman), Inc. and the Company, dated June 9, 1997 (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Amendment to Intercompany Agreement dated December 26, 2000 (incorporated herein by this reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2000);
            Consent and Amendment to Intercompany Agreement dated August
            31, 2001 (incorporated herein by this reference to Annex E to the joint proxy statement/ prospectus constituting part of Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-70268) filed October 12, 2001).
    10.2    Management Services Agreement by and between SFIC Holdings
            (Cayman), Inc. and the Company, dated June 9, 1997
            (incorporated herein by this reference to the Company's
            Annual Report on Form 20-F for the fiscal year ended June
            30, 1997).

    10.3    Agency Agreement between Kuwait Santa Fe Braun for
            Engineering and Petroleum Enterprises (K.S.B.) Company
            K.S.C. and the Company, dated April 1, 1992 (incorporated herein by this reference to the Company's Registration
            Statement on Form F-1 (No. 333-6912) filed May 14, 1997).
    10.4    Drilling Contract between Azerbaijan International Operating
            Company and the Company, executed on March 14, 2000, dated effective July 7, 1999 (incorporated herein by this reference to the Company's Report on Form 6-K filed May 5,
            2000).
    10.5 Overall Agreement between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1,
            2001 (incorporated herein by this reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
    10.6    Amendment of Overall Agreement between Santa Fe
            International Corporation and PPL Shipyard PTE, Ltd. of
            Singapore, dated February 1, 2001 (incorporated herein by this reference to Exhibit 10.41 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 2001).
    10.7    Contract for the Construction and Sale of a Jackup Drilling
            Unit (Hull No. 2001) between Santa Fe International
            Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated
            February 1, 2001 (incorporated herein by this reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
    10.8    Contract for the Construction and Sale of a Jackup Drilling
            Unit (Hull No. 2002) between Santa Fe International
            Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated
            February 1, 2001 (incorporated herein by this reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
    10.9    Overall Agreement between the Company and PPL Shipyard PTE,
            Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2001).
    10.10   Contract for the Construction and Sale of a Semi-submersible
            Drilling Unit (Hull No. P.2003) between the Company and PPL
            Shipyard PTE, Ltd. of Singapore, dated April 11, 2001
            (incorporated herein by this reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
    10.11   Contract for the Construction and Sale of a Semi-submersible
            Drilling Unit (Hull No. P-2004) between the Company and PPL
            Shipyard PTE, Ltd. of Singapore, dated April 11, 2001
            (incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
    10.12   Bareboat Charter Agreement, dated July 2, 1996, between the
            United States of America and Global Marine Capital
            Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.'s Current Report on Form
            8-K (Commission File No. 1-5471) dated August 1, 1996).
    10.13   Shipbuilding Contract dated 27 February 1998 relating to
            Hull No. 1739 between Harland and Wolff Shipbuilding and
            Heavy Industries Limited and Global Marine International
            Services Corporation (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.'s Quarterly Report on
            Form 10-Q (Commission File No. 1-5471) for the quarter ended
            March 31, 1998).
    10.14   Novation Agreement dated 9th December 1998 by and among
            Harland and Wolff Shipbuilding and Heavy Industries Limited,
            Global Marine International Drilling Corporation, Global
            Marine Leasing Corporation and Global Marine Inc. relating to Shipbuilding Contract dated 27 February 1998 for construction of deepwater drillship Hull No. 1739
            (incorporated herein by this reference to Exhibit 10.8 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
            File No. 1-5471) for the year ended December 31, 1998).
    10.15   Novation Agreement dated 9th December 1998 by and among
            Harland and Wolff Shipbuilding and Heavy Industries Limited,
            Nelstar Leasing Company Limited, Global Marine International
            Drilling Corporation and Global Marine Leasing Corporation relating to Shipbuilding Contract dated 27 February 1998 for the construction of deepwater drillship Hull No. 1739
            (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
            File No. 1-5471) for the year ended December 31, 1998).

    10.16   Head Lease Agreement dated 8th December 1998 by and between
            Nelstar Leasing Company Limited, as lessor, and Global
            Marine Leasing Corporation, as lessee, relating to a Glomar
            Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd.
            with hull number 1739 (t.b.n. "Glomar C.R. Luigs")
            (incorporated herein by this reference to Exhibit 10.10 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
            File No. 1-5471) for the year ended December 31, 1998).
    10.17 Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar
            Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of Global Marine Inc.'s
            Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
    10.18   Shipbuilding Contract dated 28 March 1998 relating to Hull
            No. 1740 between Harland and Wolff Shipbuilding and Heavy
            Industries Limited and Global Marine International Services
            Corporation (incorporated herein by this reference to Exhibit 10.5 of Global Marine Inc.'s Quarterly Report on
            Form 10-Q (Commission File No. 1-5471) for the quarter ended
            March 31, 1998).
    10.19   Novation Agreement dated 9th December 1998 by and among
            Harland and Wolff Shipbuilding and Heavy Industries Limited,
            BMBF (No. 12) Limited and Global Marine International
            Drilling Corporation relating to Shipbuilding Contract dated
            28 March 1998 for the construction of deepwater drillship
            Hull No. 1740 (incorporated herein by this reference to Exhibit 10.13 of Global Marine Inc.'s Annual Report on Form
            10-K (Commission File No. 1-5471) for the year ended
            December 31, 1998).
    10.20   Head Lease Agreement dated 8th December 1998 by and between
            BMBF (No. 12) Limited, as lessor, and Global Marine
            International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater
            Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of Global Marine Inc.'s Annual Report on Form
            10-K (Commission File No. 1-5471) for the year ended
            December 31, 1998).
    10.21 Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No.
            12) Limited, as Lessor (incorporated herein by this reference to Exhibit 10.15 of Global Marine Inc.'s Annual
            Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
    10.22 Amendment to Shipbuilding Contract, dated 19 November 1999, between Global Marine International Drilling Corporation for and on behalf of Nelstar Leasing Company Limited, and Harland and Wolff Shipbuilding and Heavy Industries Limited
            (incorporated herein by this reference to Exhibit 99.1 of Global Marine Inc.'s Current Report on Form 8-K (Commission
            File No. 1-5471) dated November 23, 1999).
    10.23 Amendment to Shipbuilding Contract, dated 19 November 1999, between Global Marine International Drilling Corporation for and on behalf of BMBF (No. 12) Limited, and Harland and Wolff Shipbuilding and Heavy Industries Limited
            (incorporated herein by this reference to Exhibit 99.2 of Global Marine Inc.'s Current Report on Form 8-K (Commission
            File No. 1-5471) dated November 23, 1999).
    10.24   Agreement, dated 19 November 1999, between Fred. Olsen
            Energy ASA, Global Marine International Drilling Corporation for and on behalf of Nelstar Leasing Company Limited, and Global Marine International Drilling Corporation acting on its own behalf (incorporated herein by this reference to Exhibit 99.3 of Global Marine Inc.'s Current Report on Form
            8-K (Commission File No. 1-5471) dated November 23, 1999).
    10.25   Agreement, dated 19 November 1999, between Fred. Olsen
            Energy ASA, Global Marine International Drilling Corporation for and on behalf of BMBF (No. 12) Limited, and Global
            Marine International Drilling Corporation acting on its own behalf (incorporated herein by this reference to Exhibit
            99.4 of Global Marine Inc.'s Current Report on Form 8-K
            (Commission File No. 1-5471) dated November 23, 1999).
    10.26 Guarantee, dated 19 November 1999, by Global Marine Inc. in favor of Harland and Wolff Shipbuilding and Heavy Industries
            Limited, with respect to obligations of the owner of the Glomar C.R. Luigs (incorporated herein by this reference to Exhibit 99.5 of Global Marine Inc.'s Current Report on Form
            8-K (Commission File No. 1-5471) dated November 23, 1999).

    10.27 Guarantee, dated 19 November 1999, by Global Marine Inc. in favor of Harland and Wolff Shipbuilding and Heavy Industries
            Limited, with respect to obligations of the owner of the Glomar Jack Ryan (incorporated herein by this reference to Exhibit 99.6 of Global Marine Inc.'s Current Report on Form
            8-K (Commission File No. 1-5471) dated November 23, 1999).
   *10.28   Amended and Restated Employment Agreement dated as of August
            16, 2001, among Global Marine Inc., Global Marine Corporate
            Services Inc. and Robert E. Rose, and First Amendment thereto dated August 31, 2001 (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit
            10.3 of Global Marine Inc.'s Quarterly Report on Form 10-Q
            (Commission File No. 1-5471) for the quarter ended September
            30, 2001.)
   *10.29   Letter Employment Agreement dated May 6, 1999, among Global
            Marine Inc., Global Marine Corporate Services Inc., and C.
            Russell Luigs (subsequently assumed by the Company)
            (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.'s Quarterly Report on Form 10-Q
            (Commission File No. 1-5471) for the quarter ended June 30,
            1999).
  *+10.30   First Amendment dated as of February 15, 2002, to Letter
            Employment Agreement with C. Russell Luigs.
   *10.31   Employee Severance Protection Plan adopted May 2, 1997
            (incorporated herein by this reference to the Company's
            Annual Report on Form 20-F for the fiscal year ended June
            30, 1997); Form of Executive Severance Protection Agreement thereunder, effective October 18, 1999, between the Company and fourteen executive officers, respectively (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1999).
  *+10.32   Amendment to Executive Severance Protection Agreement, dated
            August 31, 2001, between the Company and C. Stedman Garber,
            Jr.
   *10.33   Form of Severance Agreement dated August 16, 2001, between
            Global Marine Inc. and six executive officers, respectively
            (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.'s
            Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).
   *10.34   Global Marine Severance Program for Shorebased Staff
            Personnel, as amended and restated effective August 16, 2001
            (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.5 of Global Marine Inc.'s
            Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).
   *10.35 1997 Long Term Incentive Plan (incorporated herein by this reference to the Company's Registration Statement on Form
            S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997
            Long Term Incentive Plan (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Long-Term Incentive Plan dated December 1, 1999
            (incorporated herein by this reference to the Company's
            Annual Report on Form 20-F for the calendar year ended
            December 31, 1999).
   *10.36   GlobalSantaFe Corporation 2001 Long-Term Incentive Plan
            (incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
   *10.37   Global Marine Inc. 1989 Stock Option and Incentive Plan
            (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
            File No. 1-5471) for the year ended December 31, 1988);
            First Amendment (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.'s Annual Report on Form
            10-K (Commission File No. 1-5471) for the year ended
            December 31, 1990); Second Amendment (incorporated herein by this reference to Exhibit 10.7 of Global Marine Inc.'s
            Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment
            (incorporated herein by this reference to Exhibit 10.19 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
            File No. 1-5471) for the year ended December 31, 1993.);
            Fourth Amendment (incorporated herein by this reference to Exhibit 10.16 of Global Marine Inc.'s Annual Report on Form
            10-K (Commission File No. 1-5471) for the year ended
            December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.'s
            Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment
            (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
            File No. 1-5471) for the year ended December 31, 1996).

   *10.38   GlobalSantaFe Corporation 1998 Stock Option and Incentive
            Plan (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.'s Quarterly Report on Form 10-Q
            (Commission File No. 1-5471) for the quarter ended March 31,
            1998); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.'s Quarterly
            Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).
  *+10.39   Memorandum dated November 20, 2001, Regarding Grant of
            Restricted Stock, including Terms and Conditions of
            Restricted Stock.
  *+10.40   Form of Memorandum dated March 4, 2002, Regarding Grant of
            Performance-Based Restricted Units to ten executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units.
  *+10.41 Form of Notice of Grant of Stock Options currently in use for new stock option grants under the 2001 Long-Term
            Incentive Plan and the GlobalSantaFe Corporation 1998 Stock
            Option and Incentive Plan as amended.
   *10.42 Global Marine Executive Life Insurance Plan (incorporated herein by this reference to Exhibit 10.5 of Global Marine
            Inc.'s Annual Report on Form 10-K (Commission File No.
            1-5471) for the year ended December 31, 1988).
   *10.43 Equity Restoration Plan (incorporated herein by this reference to the Company's Registration Statement on Form
            F-1 (No. 333-6912) filed May 14, 1997).
   *10.44 Supplemental Executive Retirement Plan (incorporated herein by this reference to the Company's Annual Report on Form
            20-F for the fiscal year ended June 30, 1997); Amendment to Supplemental Executive Retirement Plan (incorporated herein by this reference to the Company's Annual Report on Form
            20-F for the calendar year ended December 31, 1998);
            Amendment to Supplemental Executive Retirement Plan
            (incorporated herein by this reference to the Company's
            Annual Report on Form 20-F for the calendar year ended
            December 31, 1998); Amendment to Supplemental Executive
            Retirement Plan dated December 1, 1999 (incorporated herein by this reference to the Company's Annual Report on Form
            20-F for the calendar year ended December 31, 1999).
   *10.45   Global Marine Inc. Executive Supplemental Retirement Plan of
            1990 (incorporated herein by this reference to Exhibit 10.8 of Global Marine Inc.'s Annual Report on Form 10-K
            (Commission File No. 1-5471) for the year ended December 31,
            1990); First Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.'s Quarterly
            Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1997); Second Amendment
            (incorporated herein by this reference to Exhibit 10.37 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
            File No. 1-5471) for the year ended December 31, 1998).
   *10.46 Global Marine Executive Deferred Compensation Trust as established effective January 1, 1995 (incorporated herein by this reference to Exhibit 10.24 of Global Marine Inc.'s
            Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1995); First Amendment
            (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.'s Quarterly Report on Form 10-Q
            (Commission File No. 1-5471) for the quarter ended March 31,
            1997); Second Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine
            Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.2 of Global Marine
            Inc.'s Quarterly Report on Form 10-Q (Commission File No.
            1-5471) for the quarter ended June 30, 1999).
   *10.47   Global Marine Benefit Equalization Retirement Plan effective
            January 1, 1990 (incorporated herein by this reference to Exhibit 10.8 of Global Marine Inc.'s Annual Report on Form
            10-K (Commission File No. 1-5471) for the year ended
            December 31, 1989).
   *10.48 Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.'s
            Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989); First Amendment and
            Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI
            Trust Company (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.'s Quarterly Report on
            Form 10-Q (Commission File No. 1-5471) for the quarter ended
            June 30, 1999).

   *10.49   Form of Santa Fe International Corporation Directors and
            Officers Indemnity Agreement (incorporated herein by this
            reference to the Company's Annual Report on Form 20-F for
            the fiscal year ended June 30, 1997).
   *10.50   Form of Global Marine Inc. Indemnification Agreement
            (incorporated herein by this reference to Exhibit 10.52 of
            Global Marine Inc.'s Annual Report on Form 10-K (Commission
            File No. 1-5471) for the year ended December 31, 1999).
  *+10.51   Form of GlobalSantaFe Indemnity Agreement.
  *+10.52   Resolution of the Company's Board of Directors dated
            December 5, 2001, regarding Non-Employee Director
            Compensation Schedule.
   *10.53   Non-Employee Director Deferred Compensation Plan
            (incorporated herein by this reference to the Company's
            Annual Report on Form 20-F for the calendar year ended
            December 31, 1998).
   *10.54   1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company's Registration
            Statement on Form S-8 (No. 333-7070) filed June 13, 1997);
            Amendment to 1997 Non-Employee Director Stock Option Plan
            (incorporated herein by this reference to the Company's
            Annual Report on Form 20-F for the calendar year ended
            December 31, 1998); Amendment to 1997 Non-Employee Director
            Stock Option Plan (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the calendar
            year ended December 31, 1998); Amendment to 1997
            Non-Employee Director Stock Option Plan dated March 23, 1999
            (incorporated herein by this reference to the Company's
            Annual Report on Form 20-F for the calendar year ended
            December 31, 1999); Amendment to Non-Employee Director Stock
            Option Plan dated December 1, 1999 (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1999).
   *10.55   Global Marine Inc. 1990 Non-Employee Director Stock Option
            Plan (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.'s Annual Report on Form 10-K
            (Commission File No. 1-5471) for the year ended December 31,
            1991); First Amendment (incorporated herein by this
            reference to Exhibit 10.1 of Global Marine Inc.'s Quarterly
            Report on Form 10-Q (Commission File No. 1-5471) for the
            quarter ended June 30, 1995); Second Amendment (incorporated herein by this reference to Exhibit 10.37 of Global Marine
            Inc.'s Annual Report on Form 10-K (Commission File No.
            1-5471) for the year ended December 31, 1996).
   *10.56   GlobalSantaFe Corporation 2001 Non-Employee Director Stock
            Option and Incentive Plan (incorporated herein by this
            reference to the Company's Registration Statement on Form
            S-8 (No. 333-73878) filed November 21, 2001).
  *+10.57   Trust Under Santa Fe International Corporation Nonqualified
            Plans, dated January 3, 1995, between the Company and
            Wachovia Bank of North Carolina, N.A.
   *10.58   Amendment to Trust under Santa Fe International Corporation
            Nonqualified Plans, dated December 1, 1999 (incorporated
            herein by this reference to the Company's Annual Report on
            Form 20-F for the calendar year ended December 31, 1999).
   *10.59   Annual Incentive Compensation Plan (incorporated herein by this reference to the Company's Registration Statement on
            Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to
            Annual Incentive Compensation Plan dated December 1, 1999
            (incorporated herein by this reference to the Company's
            Annual Report on Form 20-F for the calendar year ended
            December 31, 1999).
   *10.60   Global Marine Personal Financial Planning Assistance Program
            for Senior Executive Officers, adopted August 16, 2001
            Amendment (incorporated herein by this reference to Exhibit
            10.1 of Global Marine Inc.'s Quarterly Report on Form 10-Q
            (Commission File No. 1-5471) for the quarter ended September
            30, 2001).
   +21.1    List of Subsidiaries.
   +23.1    Consent of PricewaterhouseCoopers LLP, Independent
            Accountants.
   +99.1    Commitment and Authorization for the Exercise of
            GlobalSantaFe Corporation Stock Options and Sale of Option
            Stock by Robert E. Rose, the Company's Chairman of the
            Board, executed February 12, 2002, for the purpose of
            establishing a plan to sell stock of the Company in
            accordance with Rule 10b5-1 under the Securities Exchange
            Act of 1934.

---------------

+ Filed herewith.

* Indicates management contract or compensatory plan or arrangement.

     The Company hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission on request agreements defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith in accordance with said Item.

     (b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the last quarter of 2001:

FILING DATE                  ITEMS REPORTED             FINANCIAL STATEMENTS FILED
-----------                  --------------             --------------------------
October 9, 2001*     Item 5, Other Events; Item 7,    None
                     Financial Statements, Pro
                     Forma Financial Information
                     and Exhibits
November 20, 2001**  Item 2, Acquisition or           Financial Statements of
                     Disposition of Assets; Item 7,   Business Acquired (Financial
                     Financial Statements, Pro        Statements of Global Marine
                     Forma Financial Information      Inc. were incorporated by
                     and Exhibits                     reference). (Pro Forma
                                                      Financial Information was
                                                      filed by amendment.**)
December 7, 2001     Item 7, Financial Statements,    None
                     Pro Forma Financial
                     Information and Exhibits; Item
                     9, Regulation FD Disclosure
December 11, 2001    Item 4, Changes in               None
                     Registrant's Certifying
                     Accountant; Item 7, Financial
                     Statements, Pro Forma
                     Financial Information and
                     Exhibits

---------------

 * Filed under the Company's former name, Santa Fe International Corporation.

** The Current Report on Form 8-K filed November 20, 2001, was amended by the following filing on Form 8-K/A:

FILING DATE                ITEMS REPORTED               FINANCIAL STATEMENTS FILED
-----------                --------------               --------------------------
February 1, 2002  Item 7, Financial Statements,      Financial Statements of Business
                  Pro Forma Financial Information    Acquired (Financial Statements
                  and Exhibits                       of Global Marine Inc. were
                                                     incorporated by reference); Pro
                                                     Forma Financial Information of
                                                     GlobalSantaFe Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBALSANTAFE CORPORATION
                                          (Registrant)

                                          By:       /s/ W. MATT RALLS
                                            ------------------------------------
                                                       W. Matt Ralls
                                              Senior Vice President and Chief
                                                      Financial Officer

Date: March 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

            /s/ C. STEDMAN GARBER, JR.               President, Chief Executive Officer   March 15, 2002
 ------------------------------------------------    and Director (Principal Executive
              C. Stedman Garber, Jr.                              Officer)


                /s/ W. MATT RALLS                        Senior Vice President and        March 15, 2002
 ------------------------------------------------         Chief Financial Officer
                  W. Matt Ralls                        (Principal Financial Officer)


               /s/ JAMES E. OLIVER                     Vice President and Controller      March 15, 2002
 ------------------------------------------------      (Principal Accounting Officer)
                 James E. Oliver


                /s/ ROBERT E. ROSE                         Chairman of the Board          March 15, 2002
 ------------------------------------------------
                  Robert E. Rose


             /s/ FERDINAND A. BERGER                              Director                March 15, 2002
 ------------------------------------------------
               Ferdinand A. Berger


               /s/ THOMAS W. CASON                                Director                March 15, 2002
 ------------------------------------------------
                 Thomas W. Cason


              /s/ RICHARD L. GEORGE                               Director                March 15, 2002
 ------------------------------------------------
                Richard L. George


             /s/ KHALED R. AL-HAROON                              Director                March 15, 2002
 ------------------------------------------------
               Khaled R. Al-Haroon


               /s/ C. RUSSELL LUIGS                               Director                March 15, 2002
 ------------------------------------------------
                 C. Russell Luigs


               /s/ EDWARD R. MULLER                               Director                March 15, 2002
 ------------------------------------------------
                 Edward R. Muller

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


                                                                  Director
 ------------------------------------------------
                  Paul J. Powers


              /s/ MAHA A. R. RAZZUQI                              Director                March 15, 2002
 ------------------------------------------------
                Maha A. R. Razzuqi


              /s/ STEPHEN J. SOLARZ                               Director                March 15, 2002
 ------------------------------------------------
                Stephen J. Solarz


               /s/ CARROLL W. SUGGS                               Director                March 15, 2002
 ------------------------------------------------
                 Carroll W. Suggs


               /s/ NADER H. SULTAN                                Director                March 15, 2002
 ------------------------------------------------
                 Nader H. Sultan


               /s/ JOHN L. WHITMIRE                               Director                March 15, 2002
 ------------------------------------------------
                 John L. Whitmire

                                  EXHIBIT INDEX


1. Copies of the exhibits listed below are submitted with this Annual Report on Form 10-K, immediately following this index.

     3.1 Amended and Restated Memorandum of Association of the Company, adopted by Special Resolution of the members effective November 20, 2001.

     3.2 Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the shareholders effective November 20, 2001.

     4.1 Section 15.2 of the Amended and Restated Articles of Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders.

     10.30 First Amendment dated as of February 15, 2002, to Letter Employment Agreement with C. Russell Luigs.

     10.32 Amendment to Executive Severance Protection Agreement, dated August 31, 2001, between the Company and C. Stedman Garber, Jr.

     10.39 Memorandum dated November 20, 2001,Regarding Grant of Restricted Stock, including Terms and Conditions of Restricted Stock.

     10.40 Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units to ten executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units.

     10.41 Form of Notice of Grant of Stock Options currently in use for new stock option grants under the 2001 Long-Term Incentive Plan and the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan as amended.

     10.51  Form of GlobalSantaFe Indemnity Agreement.

     10.52 Resolution of the Company's Board of Directors dated December 5, 2001, regarding Non-Employee Director Compensation Schedule.

     10.57 Trust Under Santa Fe International Corporation Nonqualified Plans, dated January 3, 1995, between the Company and Wachovia Bank of North Carolina, N.A.

     21.1   List of Subsidiaries.

     23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

     99.1 Commitment and Authorization for the Exercise of GlobalSantaFe Corporation Stock Options and Sale of Option Stock by Robert E. Rose, the Company's Chairman of the Board, executed February 12, 2002, for the purpose of establishing a plan to sell stock of the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

2. All other exhibits listed in Item 14(a)(3) are incorporated by reference in this Annual Report on Form 10-K, as stated in Item 14(a)(3). Descriptions of these exhibits are incorporated herein by this reference to Item 14(a)(3) of this Report.