Form 10-Q
period 2002-03-31
GLOBALSANTAFE CORP
filed 2002-05-10
CIK 1038914

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              (MARK ONE)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-14634

                            GLOBALSANTAFE CORPORATION
             (Exact name of registrant as specified in its charter)


             Cayman Islands                          98-0108989
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)              Identification No.)

777 N. Eldridge Parkway, Houston, Texas              77079-4493
(Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (281) 596-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's ordinary shares, par value $.01 per share, outstanding as of April 30, 2002, was 234,714,036.

--------------------------------------------------------------------------------

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                         TABLE OF CONTENTS TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002


                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

          Report of Independent Accountants                                                              3

          Condensed Consolidated Statements of Income for the
               Three Months Ended March 31, 2002 and 2001                                                4

          Condensed Consolidated Balance Sheets as of
               March 31, 2002 and December 31, 2001                                                      5

          Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2002 and 2001                                                7

          Notes to Condensed Consolidated Financial Statements                                           8

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                     17

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               26

PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                                         27

SIGNATURE                                                                                               28

                       -----------------------------------

                           FORWARD-LOOKING STATEMENTS

    Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our shareholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Forward-looking statements are often but not always identifiable by use of words such as "anticipate," "believe," "budget," "could," "estimate," "expect," "forecast," "intend," "may," "might," "plan," "predict," "project," and "should."

    Our forward-looking statements include statements about the following subjects: our liabilities related to our restructuring program and our expectation that we will satisfy substantially all such liabilities by December 31, 2002; recent strengthening in natural gas prices and our optimism that it will result in increases in drilling activity in the U.S. Gulf of Mexico, which may increase utilization levels and dayrates over the course of 2002; our contract drilling backlog and the amount expected to be realized in 2002; our "transition expenses," how much we expect them to be, and when we expect them to be incurred;

projected cash outlays and expected sources of funding in connection with rigs that are under construction; capital expenditures in 2002; our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service, and the amount in excess of cash flow generated from operations that we estimate we will use in 2002; our expectation that we will not incur a goodwill impairment loss in 2002; the anticipated effect of the required adoption of SFAS No. 143 in 2003; and any other statements that are not historical facts.

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

Factors that could cause or contribute to such differences include, but are not limited to:

    - severance costs in connection with our restructuring program, which can be influenced by general economic conditions and the availability of employment opportunities outside the Company;

    - regional or worldwide demand for oil or natural gas and resulting fluctuations in the price of oil or natural gas and the level of activity in oil or natural gas exploration, development and production;

    - competition and market conditions in the offshore contract drilling industry, including dayrates and utilization;

    - the costs of relocating offices and large numbers of employees, which can be influenced by changes in office construction and leasing plans and changes in the relative costs of labor and/or real estate in different local markets;

    -    work stoppages by or other disruptions involving shipyard workers;

    - delays in construction projects and cost overruns on rig construction projects;

    - changes in oil and natural gas drilling technology or in our competitors drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

    -    the adequacy of sources of liquidity;

    -    the effect of litigation and other contingencies; and

    - such other factors as may be discussed in the "Risk Factors" section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2001, and in our other reports filed with the U.S. Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of GlobalSantaFe Corporation

We have reviewed the accompanying condensed consolidated balance sheets of GlobalSantaFe Corporation and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income for each of the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
May 8, 2002

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)


                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                          2002           2001
                                                         -------        -------
Revenues:
  Contract drilling                                      $ 382.9        $ 184.9
  Drilling management services                              79.4           83.6
  Oil and gas                                                1.7            6.3
                                                         -------        -------
    Total revenues                                         464.0          274.8
                                                         -------        -------

Expenses:
  Contract drilling                                        224.2           88.2
  Drilling management services                              71.7           83.0
  Oil and gas                                                0.8            0.7
  Depreciation, depletion and amortization                  62.5           32.7
  General and administrative                                12.0            5.6
                                                         -------        -------
    Total operating expenses                               371.2          210.2
                                                         -------        -------

    Operating income                                        92.8           64.6

Other income (expense):
  Interest expense                                         (14.3)         (14.1)
  Interest capitalized                                       3.2             --
  Interest income                                            4.4            2.9
  Other                                                     (0.9)            --
                                                         -------        -------
    Total other income (expense)                            (7.6)         (11.2)
                                                         -------        -------
    Income before income taxes                              85.2           53.4

Provision for income taxes:
  Current tax provision                                     12.2            2.7
  Deferred tax provision (benefit)                          (4.1)          10.0
                                                         -------        -------
    Total provision for income taxes                         8.1           12.7
                                                         -------        -------
Net income                                               $  77.1        $  40.7
                                                         =======        =======

Earnings per ordinary share:(1)
  Basic                                                  $  0.33        $  0.35
  Diluted                                                $  0.33        $  0.34

Average ordinary shares:(1)
  Basic                                                    233.6          117.2
  Diluted                                                  236.8          119.9

----------

(1) Share and per share data for the three months ended March 31, 2001 has been restated to reflect the effect of the exchange ratio of 0.665 established in the Merger.

            See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)


                                     ASSETS


                                                                   March 31,    December 31,
                                                                     2002           2001
                                                                   ---------    ------------
Current assets:
  Cash and cash equivalents                                        $  668.2       $  578.3
  Marketable securities                                               126.9          129.6
  Accounts receivable, net of allowances                              377.6          376.3
  Prepaid expenses                                                     16.0           22.0
  Future income tax benefits                                            3.7            2.3
  Other current assets                                                  6.4           31.5
                                                                   --------       --------
    Total current assets                                            1,198.8        1,140.0
                                                                   --------       --------
Properties and equipment:
  Rigs and drilling equipment, less accumulated
    depreciation of $741.4 at March 31, 2002 and
    $683.0 at December 31, 2001                                     3,728.3        3,735.3
  Construction in progress                                            214.7          155.9
  Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $19.8
    at March 31, 2002, and $19.3 at December 31, 2001                   6.2            6.4
                                                                   --------       --------
Net properties                                                      3,949.2        3,897.6

Goodwill                                                              379.3          382.6
Other assets                                                           67.6          108.7
                                                                   --------       --------
    Total assets                                                   $5,594.9       $5,528.9
                                                                   ========       ========


            See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                 ($ in millions)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                March 31,      December 31,
                                                                  2002            2001
                                                                ---------      ------------
Current liabilities:
  Accounts payable                                              $  198.2        $  179.3
  Accrued compensation and related employee costs                   28.3            50.5
  Accrued income taxes                                              88.6            88.3
  Accrued interest                                                   8.8             8.9
  Deferred income                                                   23.1            22.6
  Other accrued liabilities                                         79.5            72.3
                                                                --------        --------
    Total current liabilities                                      426.5           421.9
                                                                --------        --------

Long-term debt                                                     915.1           912.2
Capital lease obligation                                            17.4            17.0
Deferred income taxes                                               39.4            42.2
Other long-term liabilities                                         81.4           102.4
Commitments and contingencies (Note 4)                                --              --

Shareholders' equity:
  Ordinary shares, $0.01 par value, 600,000,000 shares
    authorized, 234,339,435 shares and 233,490,149 shares
    issued and outstanding at March 31, 2002 and
    December 31, 2001, respectively                                  2.3             2.3
  Additional paid-in capital                                     2,961.8         2,949.1
  Retained earnings                                              1,165.7         1,096.2
  Accumulated other comprehensive loss                             (14.7)          (14.4)
                                                                --------        --------
    Total shareholders' equity                                   4,115.1         4,033.2
                                                                --------        --------
    Total liabilities and shareholders' equity                  $5,594.9        $5,528.9
                                                                ========        ========


            See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)


                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                            2002              2001
                                                          ---------        -----------
Cash flows from operating activities:
  Net income                                              $   77.1          $   40.7
  Adjustments to reconcile net income to net
    cash flow provided by operating activities:
    Depreciation, depletion and amortization                  62.5              32.7
    Deferred income taxes                                     (4.1)             10.0
    (Increase) decrease in accounts receivable                (1.4)             40.8
    Decrease (increase) in prepaid expenses and other
      current assets                                           7.2              (8.8)
    Increase (decrease) in accounts payable                   12.2             (38.0)
    Decrease in accrued liabilities                          (20.4)            (11.2)
    Other, net                                               (10.7)             (5.6)
                                                          --------          --------
        Net cash flow provided by operating activities       122.4              60.6
                                                          --------          --------
Cash flows from investing activities:
  Capital expenditures                                      (107.7)             (9.9)
  Purchases of held-to-maturity marketable securities       (116.8)               --
  Proceeds from maturities of held-to-maturity
    marketable securities                                    119.5                --
  Proceeds from sales of properties and equipment             67.6               0.8
                                                          --------          --------
      Net cash flow used in investing activities             (37.4)             (9.1)
                                                          --------          --------
Cash flows from financing activities:
  Dividend payments                                           (7.6)               --
  Proceeds from issuance of ordinary shares                   12.5               5.5
                                                          --------          --------
      Net cash flow provided by financing activities           4.9               5.5
                                                          --------          --------
Increase in cash and cash equivalents                         89.9              57.0
Cash and cash equivalents at beginning of period             578.3             144.3
                                                          --------          --------
Cash and cash equivalents at end of period                $  668.2          $  201.3
                                                          ========          ========


            See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

GlobalSantaFe Corporation (the "Company" or "GlobalSantaFe") is the second largest oil and gas drilling contractor in the world, owning or operating a fleet of over 100 drilling rigs. The Company's fleet includes 13 floating rigs, 44 jackups, 31 land rigs and one platform rig, and the Company or its affiliates operate 13 additional marine rigs owned by others. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily-rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of GlobalSantaFe Corporation and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, the term "Company" refers to GlobalSantaFe Corporation and its consolidated subsidiaries. The condensed consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Interim-period results may not be indicative of results for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the former stockholders of Global Marine owned slightly more than 50% of the Company after the Merger, Global Marine was considered the acquiring entity for accounting purposes.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2002 represent the consolidated financial position, results of operations and cash flows of the combined company. The condensed consolidated statements of income and cash flows for the three months ended March 31, 2001 reflect the historical results of Global Marine. As a result, comparisons to prior year data may not be meaningful. Share and per share data for the three months ended March 31, 2001 have been restated to reflect the exchange ratio as outlined in the Merger.

RESTRUCTURING COSTS

In connection with the Merger, the Company has implemented a restructuring designed to streamline its organization and improve efficiency. This restructuring involves a workforce reduction of approximately 94 positions, the consolidation of Santa Fe International's administrative office in Dallas, Global Marine's administrative office in Lafayette and Global Marine's administrative office in Houston into a single administrative office in Houston, and the consolidation of Santa Fe International's and Global Marine's North Sea administrative offices in Aberdeen, Scotland. The employee functions affected are primarily corporate support in nature and include accounting, information technology, and employee benefits, among others. Approximately 68% of the affected positions are located in Dallas, 26% are located in Houston, and the remaining 6% are located in Aberdeen.

Estimated restructuring costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001. The first quarter 2002 payments related to these restructuring costs are summarized as follows:


                                                     Office Closures     Directors'
                                     Employee      and Consolidation   Separation and
Restructuring Costs:              Severance Costs    of Facilities      Other Costs(2)     Total
--------------------             ----------------  -----------------   ---------------   --------
                                                     ($ in millions)
Houston and Lafayette Offices:
------------------------------
Number of Employees - 24(1)
Liability at 12/31/01                $    8.2          $    4.1            $    2.5       $   14.8
Payments                                 (0.1)               --                  --           (0.1)
                                     --------          --------            --------       --------

Liability at 3/31/02                      8.1               4.1                 2.5           14.7
                                     --------          --------            --------       --------

Aberdeen Office:
----------------
Number of Employees - 6(1)
Liability at 12/31/01                     0.9               0.2                 0.1            1.2
Payments                                 (0.2)               --                  --           (0.2)
                                     --------          --------            --------       --------
Liability at 3/31/02                      0.7               0.2                 0.1            1.0
                                     --------          --------            --------       --------

Total:
------
Number of Employees - 30(1)
Liability at 12/31/01                     9.1               4.3                 2.6           16.0
Payments                                 (0.3)               --                  --           (0.3)
                                     --------          --------            --------       --------
Liability at 3/31/02                 $    8.8          $    4.3            $    2.6       $   15.7
                                     ========          ========            ========       ========

----------

(1)   Estimated at the time of the Merger.

(2) The liability at March 31, 2002 includes $2.0 million of special termination costs related to certain retirement plans which is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENts

Costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The first quarter 2002 payments related to this liability are summarized as follows:


                                   Employee       Employee    Office Closures       Directors'
                                  Separation     Relocation  and Consolidation   Separation and
Purchase Price:                     Costs          Costs       of Facilities       Other Costs     Total
---------------                   ----------     ----------  -----------------   --------------   --------
                                                              ($ in millions)
Number of Employees - 64(1)
Liability at 12/31/01               $   9.5       $   5.4         $  11.5           $   0.9        $  27.3
Payments                               (2.4)         (0.6)             --                --           (3.0)
                                    -------       -------         -------           -------        -------
Liability at 3/31/02                $   7.1       $   4.8         $  11.5           $   0.9        $  24.3
                                    =======       =======         =======           =======        =======

----------

(1)   Estimated at the time of the Merger.

The Company expects to satisfy substantially all of its liabilities related to the restructuring program by December 31, 2002.

NOTE 2 - EARNINGS PER ORDINARY SHARE

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:


                                              Three Months Ended March 31,
                                           ---------------       ---------------
                                                2002                 2001(1)
                                           ---------------       ---------------
                                           ($ in millions, except per-share data)
Net income (numerator):                    $          77.1       $          40.7
                                           ===============       ===============

Ordinary Shares (denominator):
   Ordinary Shares - Basic                     233,604,596           117,205,509
   Effect of employee stock options              3,221,021             2,665,926
                                           ---------------       ---------------
   Ordinary Shares - Diluted                   236,825,617           119,871,435
                                           ===============       ===============
Earnings per ordinary share:
   Basic                                   $          0.33       $          0.35
   Diluted                                 $          0.33       $          0.34

----------

(1) Prior period earnings per share data has been restated to reflect the effect of the exchange ratio of 0.665 as established in the Merger.

The computation of diluted earnings per ordinary share for both periods presented excludes outstanding stock options with exercise prices greater than the average market price of the Company's ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be "antidilutive"). The number of antidilutive options excluded from the computation of diluted earnings per ordinary share were 11,751,527 shares and 649,060 shares for the three months ended March 31, 2002 and 2001, respectively. The number of antidilutive options for 2001 has been restated to reflect the effect of the exchange ratio of 0.665 established in the Merger.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per ordinary share for the three months ended March 31, 2002 and 2001 also excludes 4,875,062 potentially dilutive shares issuable upon conversion of the Company's Zero Coupon Convertible Debentures because the inclusion of such shares would be antidilutive given the level of net income for the first quarters of 2002 and 2001.

Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 25, 2005. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation.

NOTE 3 - SEGMENT INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         2002             2001
                                                     ----------        ----------
                                                           ($ in millions)
Revenues from external customers:
  Contract drilling                                    $  382.9        $  184.9
  Drilling management services                             79.4            83.6
  Oil and gas                                               1.7             6.3
                                                       --------        --------
    Consolidated                                       $  464.0        $  274.8
                                                       ========        ========

Intersegment revenues:
  Contract drilling                                    $    2.3        $    4.2
  Drilling management services                              2.0             0.9
  Intersegment elimination                                 (4.3)           (5.1)
                                                       --------        --------
    Consolidated                                       $     --        $     --
                                                       ========        ========

Total revenues:
  Contract drilling                                    $  385.2        $  189.1
  Drilling management services                             81.4            84.5
  Oil and gas                                               1.7             6.3
  Intersegment elimination                                 (4.3)           (5.1)
                                                       --------        --------
    Consolidated                                       $  464.0        $  274.8
                                                       ========        ========

Segment income:
  Contract drilling                                    $   97.5        $   65.1
  Drilling management services                              7.7             0.5
  Oil and gas                                               0.4             5.0
                                                       --------        --------
    Total segment income                                  105.6            70.6
Corporate expenses                                        (12.8)           (6.0)
                                                       --------        --------
  Operating income                                         92.8            64.6
Other income (expense)                                     (7.6)          (11.2)
                                                       --------        --------
  Income before income taxes                           $   85.2        $   53.4
                                                       ========        ========

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with options for two additional similarly priced semisubmersibles, and up to four additional jackups, the first two of which are similarly priced. Total projected cash outlays in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, are expected to total approximately $570 million, or $285 million per rig. Of the $570 million, $134 million had been incurred as of March 31, 2002. Total projected cash outlays in connection with the two high-performance jackups, excluding capitalized interest, are expected to total approximately $250 million, or $125 million per rig. Of the $250 million, $76 million had been incurred as of March 31, 2002.

LEGAL PROCEEDINGS

Applied Drilling Technology Inc. ("ADTI"), a wholly-owned subsidiary of the Company, Patterson Energy Services, Inc. and Eagle Oilfield Inspection Services, Inc. are defendants in a civil lawsuit filed in September 2001 by Newfield Exploration Co. ("Newfield") and its insurance underwriters in the United States District Court for the Eastern District of Louisiana. The lawsuit arises out of damage caused to an offshore well owned by Newfield, which had been drilled by ADTI in the U.S. Gulf of Mexico pursuant to a turnkey drilling contract and in respect of which Patterson Services, Inc. and Eagle Oilfield Inspection Services, Inc. also performed services. The well was damaged following completion of a turnkey contract when the well head was struck by a fishing vessel. The plaintiffs allege breach of contract, negligence and breach of warranty on the part of the defendants and have sued for damages of approximately $13 million. The Company believes that the claims are without merit, and intends to vigorously pursue the defense of this matter.

Global Marine, Santa Fe International and a number of other participants in the offshore contract drilling business in the Gulf of Mexico are defendants in a class action lawsuit pending in the United States District Court for the Southern District of Texas. The lawsuit alleges a conspiracy among the defendants to fix or restrain wages and benefits paid to their offshore employees, and seeks an unspecified amount of damages, treble damages and other relief. Although both Global Marine and Santa Fe International vigorously denied the allegations, prior to the date of the Merger each agreed to settle the lawsuit. Global Marine agreed to pay a total of $8.7 million, of which $7.6 million will be paid by Global Marine's insurance underwriters, and Santa Fe International agreed to pay $0.6 million. The settlements have now been approved by the Court.

In 1998 the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, originally scheduled for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two 20-year capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and have agreed to lease them to the Company.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Under the terms of the Funding Agreement, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, Pound Sterling57 million ($92.6 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached Pound Sterling65 million ($104.7 million). The Company and the Lessors have advanced a total of Pound Sterling63.9 million ($103.1 million) under the Funding Agreement, including Pound Sterling6.9 million ($10.5 million) in connection with the Company's share of cost overruns.

In December 2001 and January 2002, the Shipbuilder served points of claim in the existing arbitration proceedings for the shipbuilding contracts for the Glomar C.R. Luigs and the Glomar Jack Ryan, respectively. The Shipbuilder claims breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment and information relating thereto, and change orders. The Shipbuilder also requested additional compensation for increases in the steelweight of the drillships. The claims for the two drillships total Pound Sterling169 million ($248.2 million) together with $43.6 million with respect to the steelweight claims, in excess of the contract price. With the exception of a small portion of the steelweight claim, the Company believes that the claims are totally without merit. The contracts provide that such claims are to be resolved through arbitration in London.

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

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has been named as a PRP in connection with a site located in Santa Fe Springs, California and maintained by Waste Disposal, Inc. ("WDI"). On August 18, 1994, the U.S. Environmental Protection Agency ("EPA"), issued an administrative order for remedial design against eight potentially responsible parties not including the Company. This order alleges that PRPs are responsible for costs associated with the cleanup of the WDI site and requests that these parties consent to undertake specific investigative and remedial measures for the site. On March 31, 1997, the EPA amended the administrative order to modify the scope of remedial work to be performed at the site and to add 13 additional parties, including the Company. On April 29, 1997, the Company advised the EPA of its intention to comply with the administrative order. In an effort to minimize costs associated with its involvement in the site, the Company has entered into a participation agreement with the other named PRPs. Under the agreement, the Company and the other PRPs will provide monetary credit to some PRPs for costs incurred before the 1997 amended order, will cooperate in common response to any claims arising out of the administrative order, and will allocate among the PRPs costs associated with their respective involvement with the site. The Company and the other PRPs have agreed to a specific allocation arrangement, which makes the Company responsible for approximately 7.7% of costs related to site remediation. The total liability of the group would be reduced by recoveries from other parties, including landowners, non-participating PRPs and any contributions or credits from the EPA under its orphan share program. The amount of damages or remediation costs to be shared under the allocation arrangement will also depend on an agreement between the EPA and the PRPs concerning the most cost effective and appropriate remediation of the site.

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

Resolutions of claims with the U.S. Environmental Protection Agency or the involved state agency and other PRPs are at various stages of investigation. These investigations involve determinations of

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    - the actual responsibility attributed to the Company and the other PRPs at the site;

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

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from all environmental matters, together with the liability for all other pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately reserved and should not have a material effect on the Company's financial position or ongoing results of operations. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION - NONCASH INVESTING AND FINANCING ACTIVITY

During the first quarter of 2002, the Company incurred approximately $6.7 million of capital expenditures related to its rig expansion program that had been accrued but not paid as of March 31, 2002. These amounts are included in Accounts payable in the Condensed Consolidated Balance Sheet at March 31, 2002.

In March 2002, the Company's Board of Directors declared a regular quarterly cash dividend in the amount of $0.0325 per ordinary share, payable to shareholders of record as of the close of business on March 29, 2002. The dividend in the amount of $7.6 million was paid on April 15, 2002.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In May 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted the provisions of SFAS No. 142 and SFAS No. 144 effective January 1, 2002.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142:

o Eliminate the amortization of goodwill and indefinite-lived intangible assets;

o Require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); and

o Require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

At March 31, 2002, goodwill in the Company's Condensed Consolidated Balance Sheet totaled approximately $379.3 million, substantially all of which was recorded in connection with the Merger. All of the goodwill recorded in connection with the Merger has been allocated to the Company's contract drilling segment. The assets and liabilities within this segment have not changed significantly since the date of the Merger and the Company does not expect to incur a goodwill impairment loss in 2002. The Company expects to complete the analysis required by SFAS No. 142 by June 30, 2002. The amortization of goodwill existing before the Merger was immaterial.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, among other things:

o Establishes criteria to determine when a long-lived asset is held for sale, including a group of assets and liabilities that represents the unit of accounting for a long-lived asset classified as held for sale;

o Provides guidance on the accounting for a long-lived asset if the criteria for classification as held for sale are met after the balance sheet date but before the issuance of the financial statements; and

o Provides guidance on the accounting for a long-lived asset classified as held for sale.

The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirement obligations, and is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the required adoption of SFAS No. 143 in 2003 will have a material effect on its results of operations, financial position or cash flows.

SFAS No. 145, among other things, addresses the criteria for the classification of extinguishment of debt as an extraordinary item and addresses the accounting treatment of certain sale-leaseback transactions. This statement is effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the effect, if any, of the adoption of this statement on its results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is the second largest oil and gas drilling contractor in the world, owning or operating a high quality, technologically advanced fleet of over 100 drilling rigs. The Company's diversified fleet currently includes 13 floating rigs, 44 jackups, 31 land rigs and one platform rig, and the Company or its affiliates operate 13 additional marine rigs owned by others. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily-rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These policies, estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of the critical accounting policies and estimates that the Company uses in the preparation of its condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

MERGER WITH SANTA FE INTERNATIONAL

On November 20, 2001, Global Marine Inc. merged with a subsidiary of Santa Fe International Corporation and became a wholly-owned subsidiary of Santa Fe International, which was renamed GlobalSantaFe Corporation at the time of the Merger.

The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the former stockholders of Global Marine owned slightly more than 50% of GlobalSantaFe after the Merger, Global Marine was considered the acquiring entity for accounting purposes. The Company's results of operations for the three months ended March 31, 2002 represent the operations of the combined company. The Company's results of operations for the comparable period of 2001 represent the operations of Global Marine only.

RESTRUCTURING COSTS

In connection with the Merger, the Company has implemented a restructuring designed to streamline its organization and improve efficiency. This restructuring involves a workforce reduction of approximately 94 positions, the consolidation of Santa Fe International's administrative office in Dallas, Global Marine's administrative office in Lafayette and Global Marine's administrative office in Houston into a single administrative office in Houston, and the consolidation of Santa Fe International's and Global Marine's North Sea administrative offices in Aberdeen, Scotland. The employee functions affected are primarily corporate support in nature and include accounting, information technology, and employee benefits, among others. Approximately 68% of the affected positions are located in Dallas, 26% are located in Houston, and the remaining 6% are located in Aberdeen.

Estimated restructuring costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001. The first quarter 2002 payments related to these restructuring costs are summarized as follows:

                                                     Office Closures       Directors'
                                      Employee      and Consolidation    Separation and
Restructuring Costs:               Severance Costs    of Facilities      Other Costs(2)       Total
--------------------               ---------------  -----------------    --------------      -------
                                                      ($ in millions)
Houston and Lafayette
Offices:
---------------------
Number of Employees - 24(1)
Liability at 12/31/01                $   8.2            $   4.1            $   2.5           $  14.8
Payments                                (0.1)                --                 --              (0.1)
                                     -------            -------            -------           -------
Liability at 3/31/02                     8.1                4.1                2.5              14.7
                                     -------            -------            -------           -------
Aberdeen Office:
----------------
Number of Employees - 6(1)
Liability at 12/31/01                    0.9                0.2                0.1               1.2
Payments                                (0.2)                --                 --              (0.2)
                                     -------            -------            -------           -------
Liability at 3/31/02                     0.7                0.2                0.1               1.0
                                     -------            -------            -------           -------
Total:
------
Number of Employees - 30(1)
Liability at 12/31/01                    9.1                4.3                2.6              16.0
Payments                                (0.3)                --                 --              (0.3)
                                     -------            -------            -------           -------
Liability at 3/31/02                 $   8.8            $   4.3            $   2.6           $  15.7
                                     =======            =======            =======           =======

----------

(1)  Estimated at the time of the Merger.

(2) The liability at March 31, 2002 includes $2.0 million of special termination costs related to certain retirement plans which is included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of SFAS No. 141, "Business Combinations." The first quarter 2002 payments related to this liability are summarized as follows as follows:


                                                                             Office Closures       Directors'
                                    Employee            Employee          and Consolidation    Separation and
Purchase Price:                 Separation Costs    Relocation Costs        of Facilities      Other Costs(2)      Total
---------------                 ----------------    ----------------      -----------------    --------------      -------
                                                                             ($ in millions)
Number of Employees - 64(1)
Liability at 12/31/01                $   9.5             $   5.4                 $  11.5             $   0.9         $  27.3

Payments                                (2.4)               (0.6)                     --                  --            (3.0)
                                     -------             -------                 -------             -------         -------
Liability at 3/31/02                 $   7.1             $   4.8                 $  11.5             $   0.9         $  24.3
                                     =======             =======                 =======             =======         =======

----------

(1)  Estimated at the time of the Merger.

The Company expects to satisfy substantially all of its liabilities related to the restructuring program by December 31, 2002.

OPERATING RESULTS

The Company's results of operations for the three months ended March 31, 2002 represent the operations of the combined company. The Company's results of operations for the comparable period of 2001 represent the historical operations of Global Marine only. As a result, comparisons to prior year data may not be meaningful.

SUMMARY

Data relating to the Company's operations by business segment follows (dollars in millions):



                                        Three Months Ended
                                             March 31,
                                        -------------------        Increase/
                                        2002           2001       (Decrease)
                                        ----           ----       ----------
Revenues:
  Contract drilling                  $  385.2        $  189.1         104%
  Drilling management services           81.4            84.5          (4)%
  Oil and gas                             1.7             6.3         (73)%
  Less: Intersegment revenues            (4.3)           (5.1)        (16)%
                                     --------        --------
                                     $  464.0        $  274.8          69%
                                     ========        ========

Operating income:
  Contract drilling                  $   97.5        $   65.1          50%
  Drilling management services            7.7             0.5       1,440%
  Oil and gas                             0.4             5.0         (92)%
  Corporate expenses                    (12.8)           (6.0)        113%
                                     --------        --------
                                     $   92.8        $   64.6          44%
                                     ========        ========

Operating income increased by $28.2 million to $92.8 million for the first quarter of 2002 from $64.6 million for the first quarter of 2001, due primarily to the inclusion of the operations of the Santa Fe International drilling fleet, along with improved operating results from the Company's drilling management services segment. These increases were partially offset by a decline in oil and gas operating income as a result of lower oil and gas spot prices in the first quarter of 2002 compared to the prior year quarter, and an increase in corporate expenses. Operating income for the Company's drilling management services segment for the three months ended March 31, 2001 includes a $4.1 million loss recorded on a turnkey well drilled offshore Louisiana.

The largest drilling market in the world is the U.S. Gulf of Mexico jackup market. This market is strongly influenced by the price of natural gas, which began to weaken considerably in the first quarter of 2001, causing many independent exploration and production companies to reduce their drilling activity in the region. As a result, rig utilization declined until dayrates reached near cash-breakeven levels. With about 76% of the Company's offshore drilling fleet now operating in international markets, however, the Company is somewhat insulated from weakness in the U.S. Gulf of Mexico market. International drilling activity remained strong throughout the first quarter of 2002. Utilization remained steady for the Company's international dayrate drilling operations. With the exception of reduced dayrates on a few rigs in West Africa, dayrates for the Company's international rigs remained generally steady. The U.S.Gulf of Mexico drilling market has begun to show signs of improvement as industry jackup utilization averaged

57% for the first quarter of 2002 compared to 54% for the fourth quarter of 2001 and the market for the Company's rigs in the U.S. Gulf of Mexico has experienced higher dayrates in the last thirty days. The Company is optimistic that the recent strengthening in natural gas prices, due in part to an improving U.S. economy and higher oil prices, will stabilize at these levels and will result in increases in drilling activity in the area which may increase utilization levels and dayrates over the course of 2002.

In recent years the industry has experienced new construction of ultra-deepwater rigs in response to a high level of demand for such rigs. Currently, all four of the Company's ultra-deepwater rigs in operation are fully employed under contracts expiring from August 2002 to October 2003. The first of the Company's two ultra-deepwater semisubmersibles currently under construction is scheduled for delivery in the fourth quarter of 2003. The Company's ability to obtain new contracts on these vessels and the terms of such contracts will be dependent on market conditions at the time these rigs are available for contract. The Company can make no assurances that it will be able to obtain contracts for all of its new or existing rigs or that the contract terms will be similar to those contained in current contracts.

The Company's contract drilling backlog at March 31, 2002 totaled approximately $1.3 billion, of which approximately $844 million is expected to be realized in 2002. Contract drilling backlog at December 31, 2001 was $1.4 billion.

In February 2002, the Company sold the Key Bermuda jackup drilling rig to Nabors Drilling International Limited for approximately $29 million, less selling costs. The carrying value of the Key Bermuda was adjusted to its estimated market value in the consolidated financial statements of the Company at the time of the Merger and, therefore, no gain or loss was recorded as a result of this sale.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows (dollars in millions, except average dayrates):


                                                  Three Months Ended
                                                       March 31,
                                             ------------------------------         Increase/
                                                2002                2001           (Decrease)
                                             -----------        -----------        ----------
Contract drilling revenues by area:(1)
  North Sea                                  $     106.2        $      17.1            521%
  U.S. Gulf of Mexico                               89.6              100.0            (10)%
  Middle East                                       57.2                 --            N/A
  West Africa                                       48.4               28.4             70%
  South America                                     37.7               39.5             (5)%
  Other                                             46.1                4.1          1,024%
                                             -----------        -----------
                                             $     385.2        $     189.1            104%
                                             ===========        ===========

Average rig utilization:
  Marine rigs                                         88%                89%
  Land rigs                                           81%               N/A

Average dayrate:
  Marine rigs                                $    73,000        $    71,100
  Land rigs                                  $    17,300                N/A

----------

(1)  Includes revenues earned from affiliates.

Contract drilling revenues increased $196.1 million to $385.2 million for the first quarter of 2002 compared to $189.1 million for the 2001 first quarter, due primarily to the addition of the Santa Fe International rigs to the Company's drilling fleet. Excluding the effects of the inclusion of the Santa Fe International rigs, contract drilling revenues increased by approximately $14.5 million due primarily to higher utilization in the North Sea along with higher dayrates in West Africa, offset in part by lower dayrates and utilization in the U.S. Gulf of Mexico.

The Company's offshore utilization rates for the first quarter of 2002 averaged 93% for its rigs in the U.S. Gulf of Mexico, 83% in West Africa, 88% in the North Sea, 100% in South America and 90% in the Middle East. This compares with Global Marine's historical first quarter 2001 average utilization of 97% in the U.S. Gulf of Mexico, 85% in West Africa, 76% in the North Sea and 100% in South America. Global Marine's offshore fleet did not operate in the Middle East during the first quarter of 2001. The Company's land drilling fleet averaged 81% utilization in the first quarter of 2002. Global Marine had no land drilling operations in 2001.

The Company's results for the quarter ended March 31, 2002 reflect downtime on seven of the Company's offshore rigs at various times during the quarter for planned maintenance and upgrades as well as repairs for two additional rigs. Eight of these rigs have returned to work during the second quarter of 2002. The jackup Rig 136, however, is expected to remain in the shipyard for upgrades until the third quarter of 2002.

Along with the addition of the Santa Fe International drilling fleet, the mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. Specifically, Global Marine mobilized one jackup from West Africa to the U.S. Gulf of Mexico in February 2001, one drillship from Trinidad to the U.S. Gulf of Mexico in May 2001, one semisubmersible from Canada to the North Sea in May 2001, one jackup from the U.S. Gulf of Mexico to West Africa in July 2001 and one jackup from the U.S. Gulf of Mexico to Trinidad in September 2001. Subsequent to the Merger, the Company mobilized one jackup from the Gulf of Mexico to Trinidad in December 2001.

The Company's operating profit margin for contract drilling operations decreased to 25% for the first quarter of 2002 from Global Marine's 34% for the first quarter of 2001 due primarily to the addition of land drilling operations as a result of the Merger, along with an increase in depreciation expense due to the adjustment of the carrying values of the Santa Fe International rigs to their estimated market value in connection with the Merger. Land operations have historically operated at substantially lower margins than the Company's offshore fleet. Operating expenses for the Global Marine rigs increased by approximately $20.7 million from the 2001 first quarter, due primarily to increases in labor and depreciation expense, along with higher repair and maintenance expense due in part to work done on certain of the rigs discussed above.

The Company recorded approximately $5.8 million of "transition expenses" during the first quarter of 2002, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International and are not considered to be indicative of the Company's ongoing operations. The Company expects to incur a total of $11.9 million of transition expenses related to its contract drilling operations, all of which is expected to be incurred in 2002.

As of April 30, 2002, 15 of the Company's offshore rigs were located in the North Sea, 14 were located in the U.S. Gulf of Mexico, nine were offshore West Africa, eight were in the Middle East, six were in Southeast Asia, four were offshore Trinidad, one was located off the east coast of Canada and one rig was mobilizing from Trinidad to the North Sea.

As of April 30, 2002, 18 of the Company's 30 active land rigs were located in the Middle East, eight were in South America and four were in North Africa (Rig 159 is held for sale and is not considered part of the active fleet).

As of April 30, 2002, 56 of the Company's 58 offshore rigs were under contract and 24 of the Company's 30 active land rigs were under contract.

DRILLING MANAGEMENT SERVICES

Drilling management services revenues decreased by $3.1 million to $81.4 million in the first quarter of 2002 from $84.5 million in the first quarter of 2001, due primarily to a decrease in the number of turnkey projects completed. The Company completed 23 turnkey projects in the first quarter of 2002 (18 wells drilled and 5 well completions) as compared to 28 turnkey projects in the first quarter of 2001 (21 wells drilled and 7 well completions).

Drilling management services operating income, however, increased by $7.2 million to $7.7 million in the first quarter of 2002 from $0.5 million in the first quarter of 2001. Operating profit margin increased to 9.5% for the first quarter of 2002 compared to less than one percent for the 2001 first quarter. This improvement was due in part to a $4.1 million loss recognized in the first quarter of 2001 on a turnkey well drilled offshore Louisiana, along with an additional $1.5 million of revenue earned in the first quarter of 2002 related to a turnkey well drilled in the North Sea in December 2001. In addition, the Company incurred losses totaling $1.0 million on four of the 28 turnkey projects completed in the first quarter of 2001. The Company did not incur any losses on its turnkey projects completed in the first quarter of 2002.

OTHER INCOME AND EXPENSE

General and administrative expenses increased to $12.0 million in the first quarter of 2002 from $5.6 million in the first quarter of 2001 due primarily to increases in personnel from the inclusion of Santa Fe International operations as a result of the Merger. Included in general and administrative expenses for the first quarter of 2002 are approximately $2.0 million of "transition expenses," which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International, and which are not considered to be indicative of the Company's ongoing operations. The Company expects to incur a total of $4.6 million of general and administrative transition expenses, all of which is expected to be incurred in 2002.

Interest expense, net of capitalized interest, decreased to $11.1 million in the first quarter of 2002 from $14.1 million in the first quarter of 2001, due primarily to the capitalization of approximately $3.2 million of interest in the first quarter of 2002 in connection with the Company's rig expansion program discussed in "Liquidity and Capital Resources - Financing and Investing Activities." Global Marine had no construction program in 2001 and, therefore, the Company did not capitalize any interest expense for the first quarter of 2001.

Interest income increased to $4.4 million in the first quarter of 2002 from $2.9 million in the first quarter of 2001 due to increased average cash, cash equivalents and marketable securities balances primarily as a result of the Merger.

The Company's effective income tax rate for financial reporting purposes was approximately 9.5 percent for the first quarter of 2002 as compared to 23.8 percent for the first quarter of 2001. The lower effective tax rate for the first quarter of 2002 is due primarily to the addition of the Santa Fe International operations which increased earnings in international jurisdictions that are taxed at generally lower rates, along with a $2.2 million reduction of a deferred tax asset valuation allowance related to net operating loss carryforwards in the United Kingdom. The decrease in the valuation allowance results from the increased certainty of continuing profitable operations in the United Kingdom. The Company's ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards.

The Company is a Cayman Islands company and the Cayman Islands does not impose a corporate income tax. Consequently, income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. The income taxes imposed in these jurisdictions vary substantially. The Company's effective tax rate for financial statement purposes will continue to fluctuate from quarter to quarter and year to year as the Company's operations are conducted in different taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND INVESTING ACTIVITIES

The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with options for two additional similarly priced semisubmersibles, and up to four additional jackups, the first two of which are similarly priced. Total projected cash outlays in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, are expected to total approximately $570 million, or $285 million per rig. Of the $570 million, $134 million had been incurred as of March 31, 2002. A total of approximately $198 million is expected to be incurred in 2002, including approximately $31 million incurred during the first quarter of 2002, and an additional $269 million is expected to be incurred through 2004. Total projected cash outlays in connection with the two high-performance jackups, excluding capitalized interest, are expected to total approximately $250 million, or $125 million per rig. Of the $250 million, $76 million had been incurred as of March 31, 2002. A total of approximately $134 million is expected to be incurred in 2002, including approximately $24 million incurred during the first quarter of 2002, and an additional $64 million is expected to be incurred through 2004. The first of two high-performance jackups, the Constellation I, is scheduled for delivery in the first quarter of 2003, and the first of two ultra-deepwater semisubmersibles, the Development Driller I, is scheduled for delivery in the fourth quarter of 2003. The Company expects to fund the construction of the rigs from its cash and short-term investments and future cash flow from operations; however, the Company may borrow a portion of the required funds if conditions warrant. None of the four vessels that the Company has under construction or has firm commitments to build has secured a contract for deployment upon completion. The Company can make no assurances that it will be able to obtain contracts for all of its new or existing rigs.

Other significant financing and investing activities during the three months ended March 31, 2002 were as follows:

    o Completed the sale of the Key Bermuda jackup drilling rig to Nabors Drilling International Limited for $29 million, less selling costs of approximately $5 million.

    o Received approximately $42 million, including interest, related to the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftgas Limited in June 2001. The Company sold the Glomar Beaufort Sea I for $45 million and received $5 million at closing. The remaining amount, plus interest, was recorded as a receivable, which was classified in Other Assets in the Consolidated Balance Sheet at December 31, 2001.

    o Paid a dividend on January 15, 2002 of $0.0325 per ordinary share to shareholders of record as of the close of business on December 31, 2001, totaling $7.6 million.

    o Announced that the Company's Board of Directors declared a regular quarterly cash dividend in the amount of $0.0325 per ordinary share. The dividend in the amount of $7.6 million was paid on April 15, 2002, to shareholders of record as of the close of business on March 29, 2002.

The Company's debt to capitalization ratio, including its capitalized lease obligation, was 18.5% at March 31, 2002 compared to 18.8% at December 31, 2001. The Company's total debt includes the current portion of its capitalized lease obligation, which totaled $1.8 million at both March 31, 2002 and December 31, 2001.

FUTURE CASH REQUIREMENTS

As of March 31, 2002, the Company had long-term debt, including its capital lease obligation, of $932.5 million and shareholders' equity of $4.1 billion. Long-term debt consisted of $318.8 million (net of discount) Zero Coupon Convertible Debentures due 2020, $299.6 million (net of discount) 7-1/8% Notes due 2007, $296.7 million (net of discount) 7% Notes due 2028, and a $17.4 million capital lease obligation.

Annual interest on the 7-1/8% Notes is $21.4 million, payable semiannually each March and September. Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. No principal payments are due under either issue until the maturity date.

The Company may redeem the 7-1/8% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indenture relating to the Zero Coupon Convertible Debentures, 7-1/8% Notes, and 7% Notes contains limitations on Global Marine's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions. After the Merger, the Zero Coupon Convertible Debentures, 7-1/8% Notes, and 7% Notes continue to be obligations solely of Global Marine as a subsidiary of GlobalSantaFe, which did not guarantee the Notes.

Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 25, 2005. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation.

Capital expenditures for 2002 are budgeted to be $635 million, including $332 million in connection with the construction of two new high-performance jackups and two new ultra-deepwater semisubmersibles, $162 million for major upgrades to the marine fleet, $115 million for maintenance capital expenditures, $22 million for capitalized interest, and $4 million for other capital expenditures. The Company does not expect capital expenditures in 2002 to differ materially from budgeted amounts.

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

SOURCES OF LIQUIDITY

As of March 31, 2002, the Company had $795.1 million of cash, cash equivalents and marketable securities, all of which was unrestricted. The Company had $707.9 million in cash, cash equivalents and marketable securities at December 31, 2001.

The Company has an uncommitted credit facility with a major bank, which provides for advances and letters of credit up to a maximum of $35 million denominated in U.S. dollars. At the Company's election, advances under this credit facility bear interest at either (a) the higher of (i) 0.50% per annum above the latest Federal Funds Rate and (ii) the bank's publicly announced Reference Rate, or (b) the LIBOR rate plus 0.50%. The fee for letters of credit is 0.50% per annum. At March 31, 2002, none of the credit facility was drawn or used for letters of credit.

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

RISK FACTORS

The preceding discussion should be read in light of certain risk factors inherent in the Company's business and in the oil and gas industry as a whole, many of which are beyond the Company's control. For a discussion of these risk factors, see "Risk Factors" under Items 1. and 2. in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In May 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted the provisions of SFAS No. 142 and SFAS No. 144 effective January 1, 2002.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142:

    o Eliminate the amortization of goodwill and indefinite-lived intangible assets;

    o Require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); and

    o Require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

At March 31, 2002, goodwill in the Company's Condensed Consolidated Balance Sheet totaled approximately $379.3 million, substantially all of which was recorded in connection with the Merger. All of the goodwill recorded in connection with the Merger has been allocated to the Company's contract drilling segment. The assets and liabilities within this segment have not changed significantly since the date of the Merger and the Company does not expect to incur a goodwill impairment loss in 2002. The Company expects to complete the analysis required by SFAS No. 142 by June 30, 2002. The amortization of goodwill existing before the Merger was immaterial.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, among other things:

    o Establishes criteria to determine when a long-lived asset is held for sale, including a group of assets and liabilities that represents the unit of accounting for a long-lived asset classified as held for sale;

    o Provides guidance on the accounting for a long-lived asset if the criteria for classification as held for sale are met after the balance sheet date but before the issuance of the financial statements; and

    o Provides guidance on the accounting for a long-lived asset classified as held for sale.

The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirements, and is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the required adoption of SFAS No. 143 in 2003 will have a material effect on its results of operations, financial position or cash flows.

SFAS No. 145, among other things, addresses the criteria for the classification of extinguishment of debt as an extraordinary item and addresses the accounting treatment of certain sale-leaseback transactions. This statement is effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the effect, if any, of the adoption of this statement on its results of operations, financial position and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in circumstances affecting the Company's exposure to interest rate, market value, foreign currency or credit risks since December 31, 2001. For a discussion of the Company's exposure to these risks, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 Amendments to Executive Severance Protection Agreements, dated October 25, 2001, between the Company and three executive officers, respectively.

       10.2  GlobalSantaFe Management Annual Incentive Plan for 2002.

       15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

(b)    Reports on Form 8-K

       The Company filed the following reports on Form 8-K during the quarter ended March 31, 2002:


Date of Report      Items Reported                 Financial Statements Filed
--------------      --------------                 --------------------------
January 14, 2002    Item 7, Financial Statements   None
                    and Exhibits; and Item 9,
                    Regulation FD Disclosure

February 1, 2002*   Item 7, Financial Statements   Pro forma financial
                    and Exhibits                   information required by Item
                                                   7(b) of Form 8-K

February 7, 2002    Item 7, Financial Statements   None
                    and Exhibits; and Item 9,
                    Regulation FD Disclosure

March 8, 2002       Item 7, Financial Statements   None
                    and Exhibits; and Item 9,
                    Regulation FD Disclosure

----------

*    Form 8-K/A amending and supplementing Form 8-K dated November 20, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GLOBALSANTAFE CORPORATION
                                (Registrant)

Dated:  May 10, 2002        /s/  W. Matt Ralls
                            ------------------
                            W. Matt Ralls
                            Senior Vice President and Chief Financial Officer
                            (Duly Authorized Officer and Principal Financial
                            Officer of the Registrant)

                                  EXHIBIT INDEX


Copies of the exhibits listed below are submitted with this Quarterly Report on Form 10-Q, immediately following this index.


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

10.1      Amendments to Executive Severance Protection Agreements, dated October
          25, 2001, between the Company and three executive officers, respectively.

10.2      GlobalSantaFe Management Annual Incentive Plan for 2002.

15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.