Form 10-Q
period 2002-06-30
GLOBALSANTAFE CORP
filed 2002-08-14
CIK 1038914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's ordinary shares, par value $.01 per share, outstanding as of July 31, 2002, was 235,107,322.

--------------------------------------------------------------------------------

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                         TABLE OF CONTENTS TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2002


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

          Report of Independent Accountants                                          5

          Condensed Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 2002 and 2001                     6

          Condensed Consolidated Balance Sheets as of
               June 30, 2002 and December 31, 2001                                   7

          Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2002 and 2001                               9

          Notes to Condensed Consolidated Financial Statements                      10

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                 20

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk           34

PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders                  35

      Item 6.  Exhibits and Reports on Form 8-K                                     35

SIGNATURE                                                                           37

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

     Our forward-looking statements include statements about the following subjects: the estimated workforce reduction in connection with our recent merger; our contract drilling backlog and the amount expected to be realized in 2002; our expectations regarding future conditions in the various geographic markets in which we operate and the prospects for future work and dayrates for our rigs in those markets; the dates our rigs that are under construction are scheduled for delivery; the dates by which rigs undergoing planned maintenance and upgrades are expected to return to work; our transition expenses, how much we expect them to be, and when we expect them to be incurred; the possible impact on our future financial position and results of operations as a result of various pieces of proposed legislation; projected cash outlays, the timing of such outlays and expected sources of funding in connection with rigs that are under construction; the fact that we do not anticipate using stock to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures; our estimated capital expenditures in 2002; our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service, and the amount in excess of cash flow generated from operations that we estimate we will use in 2002; the anticipated effect of the required adoption of SFAS No. 143 in 2003 and the required adoption of SFAS No. 146; and any other statements that are not historical facts.

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

Factors that could cause or contribute to such differences include, but are not limited to:

     - the need to retain employees and/or add to our workforce due to increased work, which can be the result of such things as changes in general economic conditions, technological advances requiring additional changes to our rigs, and additional regulatory requirements;

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

     - delays in construction, maintenance and upgrade projects and cost overruns on such projects;

     - the costs of relocating offices and large numbers of employees, which can be influenced by changes in office construction plans and changes in the relative costs of labor and/or real estate in different local markets;

     - the vagaries of the legislative process due to the unpredictable nature of politics and national and world events, among other things;

     - changes in oil and natural gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of GlobalSantaFe Corporation

We have reviewed the accompanying condensed consolidated balance sheets of GlobalSantaFe Corporation and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for each of the three and six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
August 13, 2002

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)

                                                        Three Months Ended          Six Months Ended
                                                            June 30,                     June 30,
                                                      ---------------------         ---------------------
                                                       2002           2001           2002           2001
                                                      ------         ------         ------         ------
Revenues:
   Contract drilling                                  $406.9         $223.6         $808.7         $412.9
   Drilling management services                         92.3          155.9          177.5          241.4
   Oil and gas                                           2.5            3.0            4.2            9.3
                                                      ------         ------         ------         ------
     Total revenues                                    501.7          382.5          990.4          663.6
                                                      ------         ------         ------         ------

Expenses:
   Contract drilling                                   245.4          101.8          488.5          194.4
   Drilling management services                         88.8          145.6          166.3          230.5
   Oil and gas                                           1.0            0.7            1.8            1.4
   Depreciation, depletion and amortization             64.9           32.7          127.4           65.4
   General and administrative                           12.9            6.3           24.9           11.9
                                                      ------         ------         ------         ------
     Total operating expenses                          413.0          287.1          808.9          503.6
                                                      ------         ------         ------         ------

     Operating income                                   88.7           95.4          181.5          160.0

Other income (expense):
   Interest expense                                    (14.3)         (14.1)         (28.6)         (28.2)
   Interest capitalized                                  4.3             --            7.5             --
   Interest income                                       3.8            3.1            8.2            6.0
   Gain on sale of rig                                    --           35.1             --           35.1
   Other                                                 0.5             --           (0.4)            --
                                                      ------         ------         ------         ------
     Total other income (expense)                       (5.7)          24.1          (13.3)          12.9
                                                      ------         ------         ------         ------

     Income before income taxes                         83.0          119.5          168.2          172.9

Provision for income taxes:
   Current tax provision                                13.3            4.9           25.5            7.6
   Deferred tax provision (benefit)                     (3.7)          30.3           (7.8)          40.3
                                                      ------         ------         ------         ------
     Total provision for income taxes                    9.6           35.2           17.7           47.9
                                                      ------         ------         ------         ------

Net income                                            $ 73.4         $ 84.3         $150.5         $125.0
                                                      ======         ======         ======         ======


Earnings per ordinary share: (1)
   Basic                                              $ 0.31         $ 0.72         $ 0.64         $ 1.07
   Diluted                                            $ 0.31         $ 0.69         $ 0.63         $ 1.03

--------
(1) Per share data for the three and six months ended June 30, 2001 has been restated to reflect the effect of the exchange ratio established in the merger agreement.


     See notes to condensed consolidated financial statements.

                GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)



                                                                               June 30,           December 31,
                                                                                 2002                 2001
                                                                              ---------           ------------
Current assets:
    Cash and cash equivalents                                                 $  676.3              $  578.3
    Marketable securities                                                        126.4                 129.6
    Accounts receivable, net of allowances                                       355.5                 376.3
    Costs incurred on turnkey drilling projects in progress                        5.5                   5.0
    Prepaid expenses                                                              59.2                  22.0
    Future income tax benefits                                                     3.3                   2.3
    Other current assets                                                           9.2                  26.5
                                                                              --------              --------
      Total current assets                                                     1,235.4               1,140.0
                                                                              --------              --------

Properties and equipment:
    Rigs and drilling equipment, less accumulated
      depreciation of $803.5 at June 30, 2002 and
      $683.0 at December 31, 2001                                              4,002.7               3,891.2
    Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $20.4
      at June 30, 2002, and $19.3 at December 31, 2001                             4.2                   6.4
                                                                              --------              --------

Net properties                                                                 4,006.9               3,897.6
Goodwill                                                                         379.8                 382.6
Other assets                                                                      70.3                 108.7
                                                                              --------              --------
      Total assets                                                            $5,692.4              $5,528.9
                                                                              ========              ========


         See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                 ($ in millions)


                                                                              June 30,     December 31,
                                                                               2002           2001
                                                                             --------      ------------
Current liabilities:
    Accounts payable                                                         $  187.2       $  151.6
    Accrued compensation and related employee costs                              40.4           50.9
    Accrued income taxes                                                         93.2           88.3
    Accrued interest                                                              8.9            8.9
    Deferred income                                                              16.1           22.6
    Other accrued liabilities                                                    93.5           99.6
                                                                             --------       --------
      Total current liabilities                                                 439.3          421.9
                                                                             --------       --------

Long-term debt                                                                  917.9          912.2
Capital lease obligation                                                         17.7           17.0
Deferred income taxes                                                            33.0           42.2
Other long-term liabilities                                                      88.6          102.4
Commitments and contingencies  (Note 4)                                            --             --

Shareholders' equity:
    Ordinary shares, $0.01 par value, 600,000,000 shares
      authorized, 235,102,550 shares and 233,490,149 shares
      issued and outstanding at June 30, 2002 and
      December 31, 2001, respectively                                             2.4            2.3
    Additional paid-in capital                                                2,976.7        2,949.1
    Retained earnings                                                         1,231.4        1,096.2
    Accumulated other comprehensive loss                                        (14.6)         (14.4)
                                                                             --------       --------
      Total shareholders' equity                                              4,195.9        4,033.2
                                                                             --------       --------
      Total liabilities and shareholders' equity                             $5,692.4       $5,528.9
                                                                             ========       ========



        See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)

                                                                                     Six Months Ended June 30,
                                                                                    ------------------------------
                                                                                     2002                  2001
                                                                                    -------                -------
Cash flows from operating activities:
    Net income                                                                      $ 150.5                $ 125.0
    Adjustments to reconcile net income to net
      cash flow provided by operating activities:
      Depreciation, depletion and amortization                                        127.4                   65.4
      Deferred income taxes                                                            (7.8)                  40.3
      Gain on sale of rig                                                                --                  (35.1)
      Decrease (increase) in accounts receivable                                       20.7                   (6.4)
      (Increase) decrease in prepaid expenses and other
        current assets                                                                (44.4)                   6.2
      Increase (decrease) in accounts payable                                          13.8                  (13.5)
      Decrease in accrued liabilities                                                 (24.4)                  (6.2)
      Other, net                                                                       (3.8)                  (7.9)
                                                                                    -------                -------
        Net cash flow provided by operating activities                                232.0                  167.8
                                                                                    -------                -------
Cash flows from investing activities:
    Capital expenditures                                                             (216.0)                 (33.6)
    Purchases of held-to-maturity marketable securities                              (223.2)                 (39.4)
    Proceeds from maturities of held-to-maturity
      marketable securities                                                           226.4                     --
    Proceeds from sales of properties and equipment                                    69.2                    5.0
                                                                                    -------                -------
        Net cash flow used in investing activities                                   (143.6)                 (68.0)
                                                                                    -------                -------
Cash flows from financing activities:
    Dividend payments                                                                 (15.2)                    --
    Proceeds from issuance of ordinary shares                                          24.8                    6.6
                                                                                    -------                -------
        Net cash flow provided by financing activities                                  9.6                    6.6
                                                                                    -------                -------
Increase in cash and cash equivalents                                                  98.0                  106.4
Cash and cash equivalents at beginning of period                                      578.3                  144.3
                                                                                    -------                -------
Cash and cash equivalents at end of period                                          $ 676.3                $ 250.7
                                                                                    =======                =======


           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

GlobalSantaFe Corporation (the "Company" or "GlobalSantaFe") is a major oil and gas drilling contractor, owning or operating a fleet of over 100 drilling rigs. The Company's fleet includes 13 floating rigs, 44 jackups, 31 land rigs and one platform rig, and the Company or its affiliates also operate 11 platform rigs and two semisubmersibles owned by others. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily-rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

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

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Interim-period results may not be indicative of results for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income or shareholders' equity.

In April 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred." The EITF consensus requires that all reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company previously recorded certain reimbursements received from customers as a reduction of the related expenses incurred. As part of the implementation of the consensus in this issue, the Company has reclassified certain reimbursements received from customers for the three and six months ended June 30, 2001 as revenues and related operating expenses to conform to the current presentation. Operating income and net income for all periods presented were not affected by this reclassification. The amounts of revenues and expenses reclassified by segment for each period presented are as follows (in millions):

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                   Three Months Ended               Six Months Ended
                                                      June 30,                         June 30,
                                                   -------------------             -------------------
                                                    2002         2001                2002         2001
                                                   ------        -----             ------        -----
               Contract drilling                   $ 21.1        $ 4.7             $ 40.0        $ 9.1
               Drilling management services           4.6          1.4               10.3          3.3
                                                   ------        -----             ------        -----
                                                   $ 25.7        $ 6.1             $ 50.3       $ 12.4
                                                   ======        =====             ======       ======


MERGER OF SANTA FE INTERNATIONAL CORPORATION AND GLOBAL MARINE INC.

On November 20, 2001, Santa Fe International Corporation ("Santa Fe International") and Global Marine Inc. ("Global Marine") consummated their business combination through the merger (the "Merger") of an indirect wholly-owned subsidiary of Santa Fe International with and into Global Marine, with Global Marine surviving the Merger as a wholly-owned subsidiary of Santa Fe International. In connection with the Merger, Santa Fe International was renamed GlobalSantaFe Corporation. At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.10 per share, of Global Marine was converted into the right to receive 0.665 ordinary shares, par value $0.01 per share, of GlobalSantaFe ("GlobalSantaFe Ordinary Shares"). Approximately 118 million GlobalSantaFe Ordinary Shares were issued in connection with the Merger.

The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the former stockholders of Global Marine owned slightly more than 50% of the Company after the Merger, Global Marine was considered the acquiring entity for accounting purposes.

The condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001 and the condensed consolidated statements of income for the three and six months ended June 30, 2002 and statement of cash flows for the six months ended June 30, 2002, represent the consolidated financial position, results of operations and cash flows of the combined company. The condensed consolidated statements of income for the three and six months ended June 30, 2001 and statement of cash flows for the six months ended June 30, 2001, reflect the historical results of Global Marine only. As a result, comparisons to prior year data may not be meaningful. Share and per share data for the three and six months ended June 30, 2001 have been restated to reflect the exchange ratio as outlined in the merger agreement.

RESTRUCTURING COSTS

In connection with the Merger, the Company has implemented a restructuring designed to streamline its organization and improve efficiency. This restructuring involves an estimated workforce reduction of 94 positions, the consolidation of Santa Fe International's administrative office in Dallas, Global Marine's administrative office in Lafayette and Global Marine's administrative office in Houston into a single administrative office in Houston, and the consolidation of Santa Fe International's and Global Marine's North Sea administrative offices in Aberdeen, Scotland. The employee functions affected are primarily corporate support in nature and include accounting, information technology, and employee benefits, among others. Approximately 68% of the affected positions are located in Dallas, 26% are located in Houston, and the remaining 6% are located in Aberdeen.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Estimated restructuring costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001. Payments related to these restructuring costs for the six months ended June 30, 2002 are summarized as follows:

                                                        Office Closures        Directors'
                                       Employee       and Consolidation      Separation and
Restructuring Costs:               Severance Costs      of Facilities        Other Costs (2)         Total
--------------------               ---------------      -------------        ---------------         -----
                                                                   ($ in millions)
Houston and Lafayette Offices:
------------------------------
Number of employees - 24 (1)
Liability at 12/31/01                   $ 8.2                $ 4.1               $ 2.5               $14.8
Payments                                 (0.2)                  --                  --                (0.2)
                                        -----                -----               -----               -----
Liability at 6/30/02                      8.0                  4.1                 2.5                14.6
                                        -----                -----               -----               -----

Aberdeen Office:
----------------
Number of employees - 6 (1)
Liability at 12/31/01                     0.9                  0.2                 0.1                 1.2
Payments                                 (0.4)                  --                  --                (0.4)
                                        -----                -----               -----               -----
Liability at 6/30/02                      0.5                  0.2                 0.1                 0.8
                                        -----                -----               -----               -----

Total:
------
Number of employees - 30 (1)
Liability at 12/31/01                     9.1                  4.3                 2.6                16.0
Payments                                 (0.6)                  --                  --                (0.6)
                                        -----                -----               -----               -----
Liability at 6/30/02                    $ 8.5                $ 4.3               $ 2.6               $15.4
                                        =====                =====               =====               =====

---------------
        (1)  Based on current estimates.
        (2) The liability at June 30, 2002 includes $2.0 million of special termination costs related to certain retirement plans which are included in Other long-term liabilities in the Condensed Consolidated Blance Sheets.


Costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Payments related to this liability for the six months ended June 30, 2002 are summarized as follows:

                                                                            Office Closures     Directors'
                                           Employee          Employee      and Consolidation  Separation and
Purchase Price:                        Severance Costs   Relocation Costs    of Facilities      Other Costs         Total
---------------                        ---------------   ----------------  -----------------  --------------        -----
                                                                     ($ in millions)
Number of employees - 64 (1)
Liability at 12/31/01                        $ 9.5             $ 5.4             $11.5             $ 0.9            $27.3
Payments                                      (9.4)             (2.7)               --                --            (12.1)
                                             -----             -----             -----             -----            -----
Liability at 6/30/02                         $ 0.1             $ 2.7             $11.5             $ 0.9            $15.2
                                             =====             =====             =====             =====            =====

---------------
(1)  Based on current estimates.



All accrued estimated restructuring costs associated with Global Marine and costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices are included in "Other

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accrued liabilities" on the Condensed Consolidated Balance Sheets, except for the special termination costs related to certain retirement plans noted above.

NOTE 2 - EARNINGS PER ORDINARY SHARE

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                                Three Months Ended June 30,            Six Months Ended June 30,
                                              ------------------------------         -----------------------------
                                                  2002               2001                2002              2001
                                              -----------        -----------         -----------       -----------
                                                              ($ in millions, except per share data)
Net income (numerator):
     Net income - Basic                       $      73.4        $      84.3         $     150.5       $     125.0
     Add:  Interest savings (net of tax)
       on assumed conversion of Zero
       Coupon Convertible Debentures                    -                1.7                   -               3.4
                                              -----------        -----------         -----------       -----------
     Net income - Diluted                     $      73.4        $      86.0         $     150.5       $   $ 128.4
                                              ===========        ===========         ===========       ===========
Shares (denominator):
     Ordinary Shares - Basic                  234,631,618        117,403,690         234,118,107       117,304,600
     Add:
       Effect of employee stock options         3,788,092          2,267,732           3,504,556         2,466,829
       Shares issuable upon assumed
         conversion of Zero Coupon
         Convertible Debentures                         -          4,875,062                   -         4,875,062
                                              -----------        -----------         -----------       -----------
     Ordinary Shares - Diluted                238,419,710        124,546,484         237,622,663       124,646,491
                                              ===========        ===========         ===========       ===========

Earnings per ordinary share:
     Basic                                    $      0.31        $      0.72         $      0.64       $      1.07
     Diluted                                  $      0.31        $      0.69         $      0.63       $      1.03

-----------------
(1) Earnings per share data for the three and six months ended June 30, 2001 has been restated to reflect the effect of the exchange ratio of 0.665 as established in the merger agreement.



The computation of diluted earnings per ordinary share for all periods presented excludes outstanding options to purchase GlobalSantaFe Ordinary Shares with exercise prices greater than the average market price of GlobalSantaFe Ordinary Shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be "antidilutive"). Options to purchase a total of 3,880,014 ordinary shares and 7,815,771 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and six months ended June 30, 2002, respectively. Options to purchase a total of 2,773,725 ordinary shares and 1,711,392 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and six months ended June 30, 2001, respectively. The number of antidilutive options for the 2001 periods has been restated to reflect the effect of the exchange ratio of 0.665 established in the merger agreement.

Diluted earnings per ordinary share for the three and six months ended June 30, 2002 also excludes 4,875,062 potentially dilutive shares issuable upon conversion of the Company's Zero Coupon Convertible Debentures because the inclusion of such shares would be antidilutive given the level of net income for the three and six months ended June 30, 2002.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 25, 2005. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation.

NOTE 3 - SEGMENT INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:



                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                     ------------------        -----------------
                                                       2002       2001           2002      2001
                                                     -------    -------        -------   -------
                                                                   ($ in millions)
Revenues from external customers:
  Contract drilling (1)                              $ 406.9    $ 223.6        $ 808.7   $ 412.9
  Drilling management services (1)                      92.3      155.9          177.5     241.4
  Oil and gas                                            2.5        3.0            4.2       9.3
                                                     -------    -------        -------   -------
    Consolidated                                     $ 501.7    $ 382.5        $ 990.4   $ 663.6
                                                     =======    =======        =======   =======

Intersegment revenues:
  Contract drilling (1)                              $   1.6    $   4.9        $   3.9   $   9.1
  Drilling management services (1)                       2.8        3.0            4.8       3.9
  Intersegment elimination                              (4.4)      (7.9)          (8.7)    (13.0)
                                                     -------    -------        -------   -------
    Consolidated                                     $     -    $     -        $     -   $     -
                                                     =======    =======        =======   =======
Total revenues:
  Contract drilling (1)                              $ 408.5    $ 228.5        $ 812.6   $ 422.0
  Drilling management services (1)                      95.1      158.9          182.3     245.3
  Oil and gas                                            2.5        3.0            4.2       9.3
  Intersegment elimination                              (4.4)      (7.9)          (8.7)    (13.0)
                                                     -------    -------        -------   -------
    Consolidated                                     $ 501.7    $ 382.5        $ 990.4   $ 663.6
                                                     =======    =======        =======   =======
Segment income:
  Contract drilling                                  $  97.9    $  90.0        $ 195.4   $ 155.1
  Drilling management services                           3.5       10.3           11.2      10.8
  Oil and gas                                            0.9        1.8            1.3       6.8
                                                     -------    -------        -------   -------
    Total segment income                               102.3      102.1          207.9     172.7
Corporate expenses                                     (13.6)      (6.7)         (26.4)    (12.7)
                                                     -------    -------        -------   -------
  Operating income                                      88.7       95.4          181.5     160.0
Other income (expense)                                  (5.7)      24.1          (13.3)     12.9
                                                     -------    -------        -------   -------
  Income before income taxes                         $  83.0    $ 119.5        $ 168.2   $ 172.9
                                                     =======    =======        =======   =======

--------------
(1) Revenues for the periods shown reflect the application of the guidance set forth in EITF Issue 01-14 (see Note 1).

Drilling management services operating results for the three and six months ended June 30, 2002 and 2001 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $1.9 million and $2.8 million, respectively, for the

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


three and six months ended June 30, 2002, and by $0.6 million and $2.0 million, respectively, for the three and six months ended June 30, 2001.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with options for two additional similarly priced semisubmersibles, and up to four additional jackups, the first two of which are similarly priced. Projected cash outlays in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, are expected to total approximately $570 million, or $285 million per rig. Of the $570 million, $171 million had been incurred as of June 30, 2002. Projected cash outlays in connection with construction of the two high-performance jackups, excluding capitalized interest, are expected to total approximately $254 million, or $127 million per rig. Of the $254 million, $94 million had been incurred as of June 30, 2002.

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

In 1998, the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, originally scheduled for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two 20-year capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and have agreed to lease them to the Company.

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

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

In December 2001 and January 2002, the Shipbuilder served points of claim in the existing arbitration proceedings in London for the shipbuilding contracts for the Glomar C.R. Luigs and the Glomar Jack Ryan, respectively. The Shipbuilder claims breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment and information relating thereto, and change orders. The Shipbuilder also requested additional compensation for increases in the steelweight of the drillships. The claims for the two drillships total Pound Sterling169 million ($257.5 million) in addition to $43.6 million with respect to the steelweight claims, in excess of the contract price. With the exception of a small portion of the steelweight claim, the Company believes that the claims are totally without merit.

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

In September 2000, the Shipbuilder requested that the arbitration panel consider whether the Company had an obligation to pay the final delivery installment upon completion of the vessel even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment and that amount has been paid. The Shipbuilder has now requested that the Company be required to pay the balance of the delivery installment ($4.0 million). Should the arbitrators agree with the Shipbuilder, the net effect in that case will be that the Company will have provided for the payment of the full contract price of $315 million plus the cost of certain agreed change orders and related expenses. This price excludes amounts totaling $103.1 million that the Company has advanced under the Funding Agreement. The Company's liability for the breach of contract and steelweight claims and the status of the Company advances under the Funding Agreement will be determined in the arbitration proceedings that are currently underway in London.

ENVIRONMENTAL MATTERS

The Company has certain potential liabilities in the area of claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state acts regulating cleanup of various waste disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

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

The Company has been named as a PRP in connection with a site located in Carson, California formerly maintained by Cal Compact Landfill. On February 15, 2002, the Company was served with a required 90-day notification that eight California cities, on behalf of themselves and other PRPs ("Claimants"), intend to commence an action against the Company under the Resource Conservation and Recovery Act ("RCRA"). Claimants advised the Company that, following expiration of the notice period, they intend to file a RCRA claim against the Company seeking an order requiring the performance of certain corrective actions and all other remedies available under state and federal law.

Resolutions of other claims by the U.S. Environmental Protection Agency, the involved state agency and/or PRPs are at various stages of investigation. These investigations involve determinations of

   - the actual responsibility attributed to the Company and the other PRPs at the site;

   -   appropriate investigatory and/or remedial actions; and

   - allocation of the costs of such activities among the PRPs and other site users.

The Company's ultimate financial responsibility in connection with those sites may depend on many factors, including

   - the volume and nature of material, if any, contributed to the site for which the Company is responsible;

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   -   the numbers of other PRPs and their financial viability; and

   -   the remediation methods and technology to be used.

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately accrued and should not have a material effect on the Company's financial position or ongoing results of operations. Estimated costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Other than the proceedings discussed above, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION - NONCASH INVESTING AND FINANCING ACTIVITY

During the six months ended June 30, 2002, the Company incurred approximately $21.9 million of capital expenditures related to its rig expansion program that had been accrued but not paid as of June 30, 2002. These amounts are included in Accounts payable in the Condensed Consolidated Balance Sheet at June 30, 2002.

In June 2002, the Company's Board of Directors declared a regular quarterly cash dividend in the amount of $0.0325 per ordinary share, payable to shareholders of record as of the close of business on June 28, 2002. The dividend in the amount of $7.6 million was paid on July 15, 2002.

In June 2001, the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45.0 million. The Company received $5.0 million in cash at closing with the remainder of the purchase price in the amount of $40.0 million, plus interest, being due on or before March 1, 2003. The Company received approximately $42.0 million, including accrued interest, during the first quarter of 2002, representing full payment of the remaining purchase price.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company adopted the provisions of SFAS No. 142 and SFAS No. 144 effective January 1, 2002. The Company adopted SFAS No. 145 in the second quarter of 2002.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142:

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2002, Goodwill in the Company's Condensed Consolidated Balance Sheet totaled approximately $379.8 million, substantially all of which was recorded in connection with the Merger. All of the goodwill recorded in connection with the Merger has been allocated to the Company's contract drilling segment. The Company has completed its goodwill impairment testing for 2002 and will not be required to record a goodwill impairment loss for 2002. The amortization of goodwill existing before the Merger was immaterial.

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

SFAS No. 145, among other things, addresses the criteria for the classification of extinguishment of debt as an extraordinary item and addresses the accounting treatment of certain sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the Company's results of operations, financial position or cash flows.

SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirement obligations, and is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the required adoption of SFAS No. 143 in 2003 will have a material effect on its results of operations, financial position or cash flows.

SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the required adoption of SFAS No. 146 will have a material effect on its results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a major oil and gas drilling contractor, owning or operating a high quality, technologically advanced fleet of over 100 drilling rigs. The Company's diversified fleet currently includes 13 floating rigs, 44 jackups, 31 land rigs and one platform rig, and the Company or its affiliates also operate 11 platform rigs and two semisubmersibles owned by others. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily-rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

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

MERGER WITH SANTA FE INTERNATIONAL

On November 20, 2001, Global Marine Inc. ("Global Marine") merged with a subsidiary of Santa Fe International Corporation ("Santa Fe International" or "Santa Fe") and became a wholly-owned subsidiary of Santa Fe International, which was renamed GlobalSantaFe Corporation at the time of the Merger.

The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the former stockholders of Global Marine owned slightly more than 50% of the Company after the Merger, Global Marine was considered the acquiring entity for accounting purposes. The Company's results of operations for the three and six months ended June 30, 2002 represent the operations of the combined company. The Company's results of operations for the comparable periods of 2001 represent the operations of Global Marine only.

RESTRUCTURING COSTS

In connection with the Merger, the Company has implemented a restructuring designed to streamline its organization and improve efficiency. This restructuring involves an estimated workforce reduction of 94 positions, the consolidation of Santa Fe International's administrative office in Dallas, Global Marine's administrative office in Lafayette and Global Marine's administrative office in Houston into a single administrative office in Houston, and the consolidation of Santa Fe International's and Global Marine's North Sea administrative offices in Aberdeen, Scotland. The employee functions affected are primarily corporate support in nature and include accounting, information technology, and employee benefits, among others. Approximately 68% of the affected positions are located in Dallas, 26% are located in Houston, and the remaining 6% are located in Aberdeen.

Estimated restructuring costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001. Payments related to these restructuring costs for the six months ended June 30, 2002 are summarized as follows:

                                                                 Office Closures        Directors'
                                                 Employee       and Consolidation     Separation and
Restructuring Costs:                         Severance Costs      of Facilities       Other Costs (2)        Total
--------------------                         ---------------    ------------------    ---------------        -----
                                                                           ($ in millions)
Houston and Lafayette Offices:
------------------------------
Number of employees - 24 (1)
Liability at 12/31/01                            $ 8.2                $ 4.1               $ 2.5               $14.8
Payments                                          (0.2)                  --                  --                (0.2)
                                                 -----                -----               -----               -----
Liability at 6/30/02                               8.0                  4.1                 2.5                14.6
                                                 -----                -----               -----               -----

Aberdeen Office:
----------------
Number of employees - 6 (1)
Liability at 12/31/01                              0.9                  0.2                 0.1                 1.2
Payments                                          (0.4)                  --                  --                (0.4)
                                                 -----                -----               -----               -----
Liability at 6/30/02                               0.5                  0.2                 0.1                 0.8
                                                 -----                -----               -----               -----

Total:
------
Number of employees - 30 (1)
Liability at 12/31/01                              9.1                  4.3                 2.6                16.0
Payments                                          (0.6)                  --                  --                (0.6)
                                                 -----                -----               -----               -----
Liability at 6/30/02                             $ 8.5                $ 4.3               $ 2.6               $15.4
                                                 =====                =====               =====               =====

        (1)  Based on current estimates.
        (2) The liability at June 30, 2002 includes $2.0 million of special termination costs related to certain retirement plans which are included in Other long-term liabilities in the Condensed Consolidated Blance Sheets.



Costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of SFAS No. 141, "Business Combinations." Payments related to this liability for the six months ended June 30, 2002 are summarized as follows:

                                                                     Office Closures      Directors'
                                    Employee          Employee      and Consolidation   Separation and
Purchase Price:                 Severance Costs   Relocation Costs    of Facilities      Other Costs        Total
---------------                 ---------------   ----------------  -----------------   ---------------     -----
                                                                 ($ in millions)
Number of employees - 64 (1)
Liability at 12/31/01                 $ 9.5             $ 5.4             $11.5             $ 0.9            $27.3
Payments                               (9.4)             (2.7)               --                --            (12.1)
                                      -----             -----             -----             -----            -----
Liability at 6/30/02                  $ 0.1             $ 2.7             $11.5             $ 0.9            $15.2
                                      =====             =====             =====             =====            =====

(1)  Based on current estimates.


All accrued estimated restructuring costs associated with Global Marine and costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices are included in "Other accrued liabilities" on the accompanying Condensed Consolidated Balance Sheets, except for the special termination costs related to certain retirement plans noted above.

OPERATING RESULTS

The Company's results of operations for the three and six months ended June 30, 2002 represent the operations of the combined company. The Company's results of operations for the comparable periods of 2001 represent the historical operations of Global Marine only. As a result, comparisons to prior year data may not be meaningful.

In April 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred." The EITF consensus requires that all reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company previously recorded certain reimbursements received from customers as a reduction of the related expenses incurred. As part of the implementation of the consensus in this issue, the Company has reclassified certain reimbursements received from customers for the three and six months ended June 30, 2001 as revenues and related operating expenses to conform to the current presentation. Operating income and net income for all periods presented were not affected by this reclassification. The amounts of revenues and expenses reclassified by segment for each period presented are as follows (in millions):

                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                      --------------------   --------------------
                                        2002        2001       2002        2001
                                      --------   ---------   ---------   --------
    Contract drilling                  $ 21.1       $  4.7    $ 40.0       $  9.1
    Drilling management services          4.6          1.4      10.3          3.3
                                       ------       ------    ------       ------
                                       $ 25.7       $  6.1    $ 50.3       $ 12.4
                                       ======       ======    ======       ======

SUMMARY

Data relating to the Company's operations by business segment follows (dollars in millions):

                                       Three Months Ended                       Six Months Ended
                                            June 30,                                June 30,
                                      ----------------------  Increase /      ----------------------  Increase /
                                        2002        2001      (Decrease)        2002        2001      (Decrease)
                                      ---------   ----------  -----------     ----------  ----------  ----------
Revenues:
    Contract drilling                   $408.5       $228.5        79 %          $812.6      $422.0        93 %
    Drilling management services          95.1        158.9       (40)%           182.3       245.3       (26)%
    Oil and gas                            2.5          3.0       (17)%             4.2         9.3       (55)%
    Less:  Intersegment revenues          (4.4)        (7.9)      (44)%            (8.7)      (13.0)      (33)%
                                        ------       ------                      ------      ------
                                        $501.7       $382.5        31 %          $990.4      $663.6        49 %
                                        ======       ======                      ======      ======

Operating income:
    Contract drilling                   $ 97.9       $ 90.0         9 %          $195.4      $155.1        26 %
    Drilling management services           3.5         10.3       (66)%            11.2        10.8         4 %
    Oil and gas                            0.9          1.8       (50)%             1.3         6.8       (81)%
    Corporate expenses                   (13.6)        (6.7)      103 %           (26.4)      (12.7)      108 %
                                        ------       ------                      ------      ------
                                        $ 88.7       $ 95.4        (7)%          $181.5      $160.0        13 %
                                        ======       ======                      ======      ======

Operating income for the second quarter of 2002 decreased by $6.7 million to $88.7 million from $95.4 million for the second quarter of 2001, due primarily to reduced turnkey drilling activity, lower dayrates in the U.S. Gulf of Mexico, lower oil and gas spot prices in the second quarter of 2002 and an increase in corporate expenses. These decreases were offset in part by the inclusion of the operations of the Santa Fe drilling fleet.

Operating income for the six months ended June 30, 2002 increased by $21.5 million to $181.5 million from $160.0 million for the same period in 2001 due primarily to the operations of the Santa Fe drilling fleet, offset in part by lower dayrates in the U.S. Gulf of Mexico, lower oil and gas spot prices, reduced turnkey drilling activity and an increase in corporate expenses. Operating income for the Company's drilling management services segment for the six months ended June 30, 2001 includes a $4.1 million loss recorded in the first quarter of 2001 on a turnkey well drilled offshore Louisiana.

In February 2002, the Company sold the Key Bermuda jackup drilling rig to Nabors Drilling International Limited for approximately $29 million, less selling costs of approximately $5 million. The carrying value of the Key Bermuda was adjusted to its estimated market value in the consolidated financial statements of the Company at the time of the Merger and, therefore, no gain or loss was recorded as a result of this sale.

In June 2001, the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45.0 million, resulting in a pretax gain in the amount of $35.1 million.

The Company's contract drilling backlog at June 30, 2002 totaled approximately $1.2 billion, of which approximately $571 million is expected to be realized in 2002. Contract drilling backlog at December 31, 2001 was $1.4 billion.

MARKET CONDITIONS

The drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles are highly volatile and are influenced by a number of factors, including oil and gas prices, the spending plans of the Company's customers and the highly competitive nature of the offshore drilling industry. Rig markets which appear to have stabilized at a certain level of utilization and dayrates can change swiftly and dramatically, making it difficult to predict trends or conditions in the market. A summary of market conditions in the Company's areas of operations follows:

North Sea. The Company currently operates five semisubmersibles, five heavy-duty harsh environment jackups, three cantilevered jackups and a platform rig in the North Sea market. Another cantilevered jackup has recently been relocated to this market and is undergoing required modifications. One of the Company's semisubmersibles is currently idle and another has obtained a commitment in West Africa and is expected to depart the North Sea in the fourth quarter of 2002. The other three semisubmersibles have contracts that expire before December 2002 and presently do not have any follow on contracts. Two of the cantilevered jackups and three of the heavy duty harsh environment jackups also have contracts that expire prior to year end 2002. Utilization and dayrates for both jackups and semisubmersibles have declined in this market following the announcement of tax law changes in the United Kingdom. The Company expects continued weakness in this market and anticipates that several of its rigs currently under contract in this area will either receive lower dayrates or be idle when their current contracts expire.

Gulf of Mexico. The Company operates ten cantilevered jackups, two semisubmersibles and three ultra-deepwater (water depths greater than 7,000 ft.) drillships in this market. The Gulf of Mexico market for cantilevered jackups is characterized by short-term contracts, and dayrates have been improving as rigs roll over to new contracts. The Company is currently relocating a cantilevered jackup from offshore Trinidad to the Gulf of Mexico. One of the Company's semisubmersibles in the Gulf of Mexico is presently idle and is expected to remain idle through most of the third quarter of 2002. The other semisubmersible is on a short-term contract that expires in the third quarter and the Company is pursuing additional work for this rig outside of the Gulf of Mexico. The deepwater (water depths greater than 5,000 ft. and inclusive of ultra-deepwater) market in the U.S. Gulf of Mexico appears to be somewhat oversupplied for at least the short term. There are presently fewer oil companies pursuing operations in ultra-deepwater, and several oil companies with deepwater rigs under contract have offered them to other oil companies on a subcontract basis. During 2003 and 2004, a significant percentage of the world's deepwater rig fleet faces contract expirations. According to industry estimates, seven jackups and six semisubmersibles will be added to the worldwide drilling fleet by the end of 2004. Of the Company's three ultra-deepwater drillships in the Gulf of Mexico, one contract expires in the first quarter of 2003 and the other two contracts expire in the third quarter of 2003. The Company can make no assurances that it will be able to obtain new contracts for these drillships when their current contracts expire or that any new contracts will be at comparable dayrates.

West Africa. The Company currently operates one drillship, one semisubmersible and eight cantilevered jackups in this market. Jackup utilization and dayrates remain stable in this market and only three of the Company's jackups have contracts that expire before year end 2002. However, the softer market in the North Sea may result in downward pressure on the West Africa market. The Company has recently obtained a 13-month commitment for its semisubmersible in this market, but its drillship is currently idle and is not expected to work during the remainder of 2002.

Middle East/Mediterranean. The Company operates six jackups in the Middle East region and two jackups in the Mediterranean region. Both markets appear to generally be stable, and only one of the Company's rigs has a contract that expires prior to year end 2002.

Southeast Asia. The Company operates five cantilevered jackups in Southeast Asia. Although the market is generally balanced in this region, the Company has observed a reduction in dayrates in recent contract placements.

Other. In Northeast Canada, the Company operates one semisubmersible and one heavy duty harsh environment jackup. The jackup is under contract until the fourth quarter of 2003, and the outlook for additional work for the semisubmersible following expiration of its current contract in the third quarter of 2002 currently appears favorable. In Trinidad, the Company operates one cantilevered jackup under long-term contract.

Land drilling fleet. The Company operates 30 land drilling rigs (Rig 159, located in the Middle East, is held for sale and is not considered part of the active fleet), with 18 of these located in the Middle East, four in North Africa and eight in Venezuela. Three of the active rigs in the Middle East are idle, while utilization and dayrates for the remainder of the Middle Eastern and North African rigs remain stable. Contracts on six of these rigs terminate between now and the end of the year. The eight land rigs located in Venezuela are currently idle due to political uncertainty in that country, which has led most oil and gas exploration companies there to discontinue their drilling operations. The Company currently expects these eight rigs to remain idle at least through the third quarter of 2002

FUTURE MARKET FOR NEWBUILDS

The first of the Company's two high-performance jackups currently under construction is scheduled for delivery in the first quarter of 2003, while the first of two ultra-deepwater semisubmersibles, also under construction, is scheduled for delivery in the fourth quarter of 2003. The Company's ability to obtain contracts for its newbuild rigs and the terms of such contracts will be dependent on market conditions at the time these rigs are available for contract. While the Company believes that its newbuild rigs will have substantial advantages in efficiency and capability over competitive equipment in the industry, it can make no assurances that it will be able to obtain contracts for all of its new rigs or that the contract terms will be similar to those for similar equipment in current market conditions.

INSURANCE

As a result of poor underwriting results suffered by the insurance industry over the past few years and the catastrophic events of September 11, 2001, the Company incurred significant premium and deductible increases in its insurance coverage upon renewal of its insurance program in June 2002.

The Company maintains insurance coverage against certain general and marine liabilities, including liability for personal injury, in the amount of $500 million. This general and marine liability coverage now includes a $250,000 per occurrence deductible with an additional aggregate deductible for protection and indemnity coverage for the period from July 2002 to December 2003 of $2.8 million for amounts exceeding the per occurrence deductibles. The Company also continues to separately insure its rigs and related equipment against certain marine and other perils resulting in property damages under hull and machinery policies. The Company's hull and machinery policy deductible has increased from approximately $300,000 per occurrence to one percent of the insured value of the drilling rig covered, subject to a minimum of $1.0 million and a maximum of $2.5 million. The Company continues with its practice of insuring each active rig for its market value, which does not necessarily cover all costs required to replace each rig with a newly constructed one.

With respect to turnkey drilling operations, the Company purchases insurance to cover well control expense, pollution liability and re-drill expense in an amount normally not less than $50 million per occurrence. The Company's deductible for well-control insurance has increased from $200,000 per occurrence to $1.0 million per occurrence with an additional annual aggregate deductible of $5.0 million for amounts exceeding the per occurrence deductibles.

The Company believes that its policy of purchasing insurance coverage is consistent with its industry peers for the types, amounts and limits of insurance maintained. The occurrence of a significant event, however, that is not fully insured against could materially and adversely affect the Company's operations, cash flows and financial condition. For a discussion of this and other risk factors affecting the Company's operations, see "Risk Factors - The Company's Business Involves Numerous Operating Hazards and It is Not Fully Insured against All of Them" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows (dollars in millions, except average revenues per day):

                                       Three Months Ended                        Six Months Ended
                                            June 30,                                 June 30,
                                    -----------------------    Increase/     -----------------------    Increase/
                                      2002         2001        (Decrease)      2002         2001        (Decrease)
                                    ----------   ----------  ------------    ----------  -----------  -----------
Contract drilling revenues
  by area (1):
    North Sea                         $ 126.2       $ 31.7       298 %         $ 242.7       $ 50.0       385 %
    U.S. Gulf of Mexico                  96.2        110.5       (13)%           188.1        213.1       (12)%
    Middle East                          56.4            -       N/A             106.8            -       N/A
    West Africa                          47.5         37.4        27 %            97.2         66.1        47 %
    South America                        21.6         43.4       (50)%            60.5         83.2       (27)%
    Far East                             26.1            -       N/A              48.4            -       N/A
    Other                                34.5          5.5       527 %            68.9          9.6       618 %
                                      -------      -------                     -------      -------
                                      $ 408.5      $ 228.5        79 %         $ 812.6      $ 422.0        93 %
                                      =======      =======                     =======      =======

Average rig utilization:
    Marine rigs                           89%          99%                         89%          94%
    Land rigs                             69%          N/A                         75%          N/A

Average revenues per day:
    Marine rigs                       $72,600      $75,500                     $72,600      $73,400
    Land rigs                         $17,000          N/A                     $17,200          N/A

------------
(1)  Includes revenue earned from affiliates.


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Contract drilling revenues increased $180.0 million to $408.5 million for the second quarter of 2002 compared to $228.5 million for the 2001 second quarter, due primarily to the addition of the Santa Fe International rigs to the Company's drilling fleet. Excluding the effects of the inclusion of the Santa Fe International rigs, contract drilling revenues decreased by approximately $39.6 million due primarily to lower dayrates and utilization in the U.S. Gulf of Mexico, along with lower utilization in West Africa and South America.

The Company's offshore utilization rates for the second quarter of 2002 averaged 94% for its rigs in the U.S. Gulf of Mexico, 84% in West Africa, 94% in the North Sea, 62% in South America and 100% in the Middle East. This compares with Global Marine's second quarter 2001 average utilization of 100% in the U.S. Gulf of Mexico and West Africa, 98% in the North Sea and 100% in South America. Global Marine's offshore fleet did not operate in the Middle East during the second quarter of 2001. The Company's land drilling fleet averaged 69% utilization in the second quarter of 2002. Global Marine had no land drilling operations in 2001.

The Company's results for the quarter ended June 30, 2002 reflect downtime on seven of the Company's offshore rigs at various times during the quarter for planned maintenance and upgrades. Four of these rigs have since returned to work and the Company expects at least two of the remaining three rigs to be working by the end of the third quarter of 2002.

The Company's operating profit margin for contract drilling operations decreased to 24% for the second quarter of 2002 from Global Marine's 39% for the second quarter of 2001 due primarily to lower dayrates in the U.S. Gulf of Mexico and the addition of land drilling operations as a result of the Merger, along with an increase in depreciation expense due to the adjustment of the carrying values of the Santa Fe International rigs to their estimated market value in connection with the Merger. Land operations have historically operated at substantially lower margins than the Company's offshore fleet. Operating expenses for the Global Marine rigs increased by approximately $8.8 million from the 2001 second quarter, due primarily to increases in reimbursable expenses per EITF Issue 01-14 as discussed above, labor and depreciation expense, along with higher repair and maintenance expense due in part to work performed on certain of the rigs discussed above.

The Company recorded approximately $5.3 million of "transition expenses" related to its contract drilling operations during the second quarter of 2002, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International. Such costs are not considered to be indicative of the Company's ongoing operations.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Contract drilling revenues increased by $390.6 million to $812.6 million for the six months ended June 30, 2002 compared to $422.0 million for the six months ended June 30, 2001, due primarily to the addition of the Santa Fe International rigs to the Company's drilling fleet. Excluding the effects of the inclusion of the Santa Fe International rigs, contract drilling revenues decreased by approximately $17.7 million due primarily to lower dayrates in the U.S. Gulf of Mexico along with lower utilization in South America and West Africa.

The Company's offshore utilization rates for the six months ended June 30, 2002 averaged 93% for its rigs in the U.S. Gulf of Mexico, 83% in West Africa, 91% in the North Sea, 81% in South America and 95% in the Middle East. This compares with Global Marine's 2001 average utilization of 98% in the U.S. Gulf of Mexico, 93% in West Africa, 87% in the North Sea and 100% in South America. Global Marine's offshore fleet did not operate in the Middle East during 2001. The Company's land drilling fleet averaged 75% utilization for the six months ended June 30, 2002. Global Marine had no land drilling operations in 2001.

The Company's operating profit margin for contract drilling operations decreased to 24% for the first half of 2002 from Global Marine's 37% for the comparable period of 2001 due primarily to lower dayrates in the U.S. Gulf of Mexico, the addition of land drilling operations and the increase in depreciation expense noted in the discussion of the second quarter results above. Operating expenses for the Global Marine rigs increased by approximately $34.9 million from the 2001 period, due primarily to increases in labor, repair and maintenance expense, reimbursable expenses per EITF Issue 01-14 as discussed above, and depreciation expense.

The Company recorded approximately $11.1 million of "transition expenses" related to its contract drilling operations during the first half of 2002, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International. Such costs are not considered to be indicative of the Company's ongoing operations. The Company expects to incur a total of $11.8 million of transition expenses related to its contract drilling operations, all of which is expected to be incurred in 2002.

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

As of August 1, 2002, 15 of the Company's offshore rigs were located in the North Sea, 15 were located in the U.S. Gulf of Mexico, with one rig currently en route, 10 were offshore West Africa, six were in the Middle East, six were in Southeast Asia, two were offshore North Africa, two were off the east coast of Canada and one was offshore Trinidad.

As of August 1, 2002, 18 of the Company's 30 active land rigs were located in the Middle East, eight were in South America and four were in North Africa (Rig 159 is held for sale and is not considered part of the active fleet).

As of August 1, 2002, 53 of the Company's 58 offshore rigs were either committed or under contract and 19 of the Company's 30 active land rigs were under contract.

DRILLING MANAGEMENT SERVICES

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Drilling management services revenues decreased by $63.8 million to $95.1 million in the second quarter of 2002 from $158.9 million in the comparable 2001 quarter, due primarily to a decrease in the number of turnkey projects completed. The Company completed 23 turnkey projects in the second quarter of 2002 (20 wells drilled and 3 well completions) as compared to 44 turnkey projects in the second quarter of 2001 (38 wells drilled and 6 well completions).

Drilling management services operating income reflects this decrease in turnkey drilling activity, declining to $3.5 million in the second quarter of 2002 from $10.3 million in the second quarter of 2001. Drilling management services operating margin declined to 3.7% for the second quarter of 2002 from 6.5% for the comparable prior year quarter due primarily to lower margins achieved on the turnkey wells drilled in 2002. The Company incurred losses totaling $1.6 million on four of the 23 turnkey projects completed in the second quarter of 2002 compared to losses totaling $6.8 million on five of the 44 turnkey projects completed in the second quarter of 2001. Results for the second quarters of 2002 and 2001 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $1.9 million and $0.6 million, respectively. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $3.7 million and

$2.9 million, respectively for the quarters ended June 30, 2002 and 2001, on wells in which Challenger Minerals, Inc. ("CMI"), a wholly-owned subsidiary of the Company, was either the operator or held a working interest. The deferral of this profit is required under the "full-cost" method of accounting for oil and gas properties. The Company will recognize this profit through a reduction in depletion expense over the productive lives of these wells.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Drilling management services revenues decreased by $63.0 million to $182.3 million in the six months ended June 30, 2002 from $245.3 million in the comparable 2001 period, due primarily to a decrease in the number of turnkey projects completed. The Company completed 46 turnkey projects in the first half of 2002 (38 wells drilled and 8 well completions) as compared to 72 turnkey projects in the comparable period of 2001 (59 wells drilled and 13 well completions).

Drilling management services operating income, however, increased to $11.2 million for the six months ended June 30, 2002 from $10.8 million in the same period in 2001, due primarily to a $4.1 million loss recognized in the first quarter of 2001 on a turnkey well drilled offshore Louisiana, along with an additional $1.5 million of revenue earned in the first quarter of 2002 related to a turnkey well drilled in the North Sea in December 2001. Drilling management services operating margin improved to 6.1% for the first half of 2002 from 4.4% for the comparable prior year period. The Company incurred losses totaling $1.6 million on four of the 46 turnkey projects completed in the first half of 2002 compared to losses totaling $7.8 million on nine of the 72 turnkey projects completed in the comparable period of 2001. Results for the first half of 2002 and 2001 were also favorably affected by downward revisions to cost estimates of wells completed in prior periods totaling $2.8 million and $2.0 million, respectively, offset by the deferral of turnkey drilling profit totaling $5.7 million and $4.4 million, respectively, related to wells in which CMI was either the operator or held a working interest.

OTHER INCOME AND EXPENSE

General and administrative expenses increased to $12.9 million and $24.9 million for the quarter and six months ended June 30, 2002, respectively, compared to $6.3 million and $11.9 million, respectively, for the comparable periods of 2001 due primarily to increases in personnel from the inclusion of Santa Fe International operations as a result of the Merger. Included in general and administrative expenses for the three and six months ended June 30, 2002 are approximately $1.8 million and $3.8 million, respectively, of "transition expenses," which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International. Such costs are not considered to be indicative of the Company's ongoing operations. The Company expects to incur a total of $6.1 million of general and administrative transition expense, all of which is expected to be incurred in 2002.

Interest expense, net of capitalized interest, decreased to $10.0 million and $21.1 million, respectively, for the three and six months ended June 30, 2002 compared to $14.1 million and $28.2 million, respectively for the same periods in 2001, due primarily to the capitalization of approximately $4.3 million and $7.5 million, respectively, of interest in the three and six months ended June 30, 2002 in connection with the Company's rig expansion program discussed in "Liquidity and Capital Resources - Financing and Investing Activities." Global Marine had no construction program in progress in 2001 and, therefore, the Company did not capitalize any interest costs in 2001.

Interest income increased to $3.8 million and $8.2 million for the three and six months ended June 30, 2002, respectively, from $3.1 million and $6.0 million for the comparable 2001 periods, due to increased average cash, cash equivalents and marketable securities balances primarily as a result of the Merger and cash generated from operations, offset in part by lower interest rates earned in 2002 on the Company's cash, cash equivalents and marketable securities balances.

INCOME TAXES

The Company's effective income tax rates for financial reporting purposes were approximately 11.6% and 10.5%, respectively, for the three and six months ended June 30, 2002 as compared to 29.5% and 27.7% for the same periods in 2001. The lower effective tax rates for the 2002 periods are due in part to the addition of the Santa Fe International operations, which increased earnings in international jurisdictions that are taxed at generally lower rates. The effective tax rate was further lowered by approximately $27 million of reduced annual tax costs related to interest expense on intercompany debt incurred in the Merger.

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

Recently, several members of Congress have introduced various pieces of legislation that, if enacted, could adversely affect the Company's United States federal income tax status. Much of the proposed legislation targets United States corporations that have expatriated to a foreign jurisdiction and would in certain cases treat such corporations as United States corporations for United States federal income tax purposes. Several of the proposals would have retroactive application and would apply to treat the Company as a United States corporation. Some of the proposed legislation would impose additional limitations on the deductibility for United States federal income tax purposes of certain intercompany transactions, including intercompany interest expense.

At this time, it is impossible to predict what legislation, if any, may be enacted, and if enacted, what effect it may have on the Company. However, there is a risk that new legislation could substantially increase the income tax costs of the Company. If this were to occur, such changes could have a material adverse effect on the Company's financial position and future results of operations.


LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND INVESTING ACTIVITIES

The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with options for two additional similarly priced semisubmersibles, and up to four additional jackups, the first two of which are similarly priced. Projected cash outlays in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, are expected to total approximately $570 million, or

$285 million per rig. Of the $570 million, $171 million had been incurred as of June 30, 2002. A total of approximately $198 million is expected to be incurred in 2002, including approximately $68 million incurred during the first half of 2002, and an additional $269 million is expected to be incurred through 2004. Projected cash outlays in connection with the construction of two high-performance jackups, excluding capitalized interest, are expected to total approximately $254 million, or $127 million per rig. Of the $254 million, $94 million had been incurred as of June 30, 2002. A total of approximately $134 million is expected to be incurred in 2002, including approximately $42 million incurred during the first half of 2002, and an additional $68 million is expected to be incurred through 2004. The first of two high-performance jackups, the Constellation I, is scheduled for delivery in the first quarter of 2003, and the first of two ultra-deepwater semisubmersibles, the Development Driller I, is scheduled for delivery in the fourth quarter of 2003. The Company expects to fund the construction of the rigs from its cash and short-term investments and future cash flow from operations; however, the Company may borrow a portion of the required funds if conditions warrant. None of the four vessels that the Company has under construction or has firm commitments to build has secured a contract for deployment upon completion. The Company can make no assurances that it will be able to obtain contracts for any of its new or existing rigs.

Other significant financing and investing activities during the six months ended June 30, 2002 were as follows:

         o Completed the sale of the Key Bermuda jackup drilling rig to Nabors Drilling International Limited for $29 million, less selling costs of approximately $5 million.
         o Received approximately $42 million, including interest, related to the sale of the Glomar Beaufort Sea I concrete island drilling system, which was sold to Exxon Neftegas Limited in June 2001. The Company sold the Glomar Beaufort Sea I for $45 million and received $5 million at closing. The remaining amount, plus interest, was recorded as a receivable, which was classified in Other Assets in the Consolidated Balance Sheet at December 31, 2001.
         o Paid quarterly dividends of $0.0325 per ordinary share for the fourth quarter of 2001 and the first quarter of 2002. These dividend payments totaled $15.2 million for the six months ended June 30, 2002.
         o Announced in June 2002 that the Company's Board of Directors declared a regular quarterly cash dividend in the amount of $0.0325 per ordinary share. The dividend in the amount of $7.6 million was paid on July 15, 2002, to shareholders of record as of the close of business on June 28, 2002.

Subsequent to June 30, 2002, the Company funded a total of approximately $30.7 million of accrued pension liabilities related to its various pension plans. As a result of this payment, the Company is approximately 100% funded with respect to its actuarially determined pension liabilities as of January 1, 2002.

The Company's debt to capitalization ratio, including its capitalized lease obligation, was 18.3% at June 30, 2002 compared to 18.8% at December 31, 2001. The Company's total debt includes the current portion of its capitalized lease obligation, which totaled $1.8 million at both June 30, 2002 and December 31, 2001.

FUTURE CASH REQUIREMENTS

As of June 30, 2002, the Company had total long-term debt, including the current portion of its capital lease obligation, of $937.4 million and shareholders' equity of $4.2 billion. Long-term debt consisted of $321.5 million (net of discount) Zero Coupon Convertible Debentures due 2020, $299.7 million (net of discount) 7-1/8% Notes due 2007, $296.7 million (net of discount) 7% Notes due 2028, and a $19.5 million capital lease obligation.

Annual interest on the 7-1/8% Notes is $21.4 million, payable semiannually each March and September. Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. No principal payments are due under either issue until the maturity date.

The Company may redeem the 7-1/8% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indenture relating to the Zero Coupon Convertible Debentures, 7-1/8% Notes, and 7% Notes contains limitations on Global Marine's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions. After the Merger, the Zero Coupon Convertible Debentures, 7-1/8% Notes, and 7% Notes continue to be obligations of Global Marine. The Company has not guaranteed any of these obligations.

Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 25, 2005. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation.

Capital expenditures for 2002 are currently estimated to be $627 million, including $324 million in connection with the construction of the two new high-performance jackups and two new ultra-deepwater semisubmersibles, $167 million for major upgrades to the marine fleet, $113 million for maintenance capital expenditures, $21 million for capitalized interest, and $2 million for other capital expenditures.

In August 2002, the Company's board of directors authorized the Company to repurchase up to $150 million of its ordinary shares from time to time depending on market conditions, the share price and other factors.

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

SOURCES OF LIQUIDITY

As of June 30, 2002, the Company had $802.7 million of cash, cash equivalents and marketable securities, all of which was unrestricted. The Company had $707.9 million in cash, cash equivalents and marketable securities at December 31, 2001, all of which was unrestricted.

The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash and short-term investments and future cash flow from operations. In 2002, the Company estimates that it will use approximately $100 million in excess of cash flow generated from operations, primarily due to increased capital expenditures related to the drilling rig expansion program and the retirement plan contributions discussed above in "Financing and Investing Activities" and its share repurchase program discussed above in "Future Cash Requirements."

RISK FACTORS

The preceding discussion should be read in light of certain risk factors inherent in the Company's business and in the oil and gas industry as a whole, many of which are beyond the Company's control. For a discussion of these risk factors, see "Risk Factors" under Items 1. and 2. in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as supplemented by the disclosures in this Quarterly Report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company adopted the provisions of SFAS No. 142 and SFAS No. 144 effective January 1, 2002. The Company adopted SFAS No. 145 in the second quarter of 2002.

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

At June 30, 2002, Goodwill in the Company's Condensed Consolidated Balance Sheet totaled approximately $379.8 million, substantially all of which was recorded in connection with the Merger. All of the goodwill recorded in connection with the Merger has been allocated to the Company's contract drilling segment. The Company has completed its goodwill impairment testing for 2002 and is not required to record a goodwill impairment loss for 2002. The amortization of goodwill existing before the Merger was immaterial.

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

SFAS No. 145, among other things, addresses the criteria for the classification of extinguishment of debt as an extraordinary item and addresses the accounting treatment of certain sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the Company's results of operations, financial position or cash flows.

SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirement obligations, and is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the required adoption of SFAS No. 143 in 2003 will have a material effect on its results of operations, financial position or cash flows.

SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the required adoption of SFAS No. 146 will have a material effect on its results of operations, financial position or cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH FLOW AND MARKET VALUE RISK

One of the Company's cantilevered jackup rigs has recently entered into a two-year agreement containing a variable-dayrate formula based upon crude oil prices. A second rig is expected to begin work under a similar agreement beginning in the fourth quarter of 2002. Dayrates under these agreements are to be calculated based on a sliding scale formula utilizing the arithmetic average of the daily closing price of Light Sweet Crude on the New York Mercantile Exchange ("NYMEX"), subject to a maximum of $28.00 per barrel and a minimum of $12.00 per barrel. As a result, these agreements are subject to risks associated with fluctuations in crude oil prices. The Company has performed sensitivity analyses to assess the impact of these risks based on a hypothetical ten-percent increase or decrease in NYMEX Light Sweet Crude prices at inception of the agreements. Oil prices are dependent on many factors that are impossible to forecast, and actual oil price increases or decreases could be greater than the hypothetical ten-percent change.

The Company estimates that if average oil prices over the life of these agreements increase by ten percent, undiscounted cash flows received for each of these agreements over their respective lives would increase by approximately $8.1 million. Conversely, a ten percent decrease in oil prices over the life of the agreements would decrease cash flows over their respective lives by approximately $4.5 million. As of June 30, 2002, the fair value of these agreements was not material to the Company's financial position or results of operations.

For further discussion of the Company's exposure to the above risks and other identified risks, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual general meeting of shareholders was held on May 14, 2002. At the meeting, six directors were elected by a vote of holders of the Company's Ordinary Shares, par value of US $.01 per share, as outlined in the Company's proxy statement relating to the meeting. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (c) all of such nominees were elected. The following numbers of votes were cast as to the director nominees: Richard L. George, 209,825,244 votes for and 1,866,974 votes withheld; C. Russell Luigs, 210,670,515 votes for and 1,021,703 votes withheld; Robert E. Rose, 210,654,187 votes for and 1,038,031 votes withheld; Stephen J. Solarz, 210,469,936 votes for and 1,222,282 votes withheld; Nader H. Sultan, 210,600,512 votes for and 1,091,706 votes withheld; and Paul J. Powers, 210,654,337 votes for and 1,037,881 votes withheld. A vote was also taken on ratification of the appointment of PricewaterhouseCoopers LLP as independent certified public accountants of the Company and its subsidiaries for 2002, with 208,867,291 votes cast for ratification, 2,114,857 votes against ratification, and 710,070 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1 Form of Notice of Stock Option Grant currently in use for new stock option grants to non-employee directors under the GlobalSantaFe Corporation 2001 Long-Term Incentive Plan.

        15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

        99.1 Corporate Governance Policy of GlobalSantaFe Corporation, adopted May 14, 2002.


(b)     Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002:

       Date of Report            Items Reported                                 Financial Statements Filed
       --------------            --------------                                 --------------------------
       April 4, 2002             Item 7, Financial Statements and Exhibits;     None
                                 and Item 9, Regulation FD Disclosure

       Date of Report            Items Reported                                 Financial Statements Filed
       --------------            --------------                                 --------------------------
       May 2, 2002               Item 7, Financial Statements and               None
                                 Exhibits; and Item 9, Regulation FD
                                   Disclosure

       June 6, 2002              Item 7, Financial Statements and Exhibits;     None
                                 and Item 9, Regulation FD Disclosure


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GLOBALSANTAFE CORPORATION
                              (Registrant)


Dated:  August 13, 2002        /s/  W. Matt Ralls
                                   ---------------------------------------------
                                  W. Matt Ralls
                               Senior Vice President and Chief Financial Officer
                               (Duly Authorized Officer and Principal Financial
                               Officer of the Registrant)

                                  EXHIBIT INDEX


Copies of the exhibits listed below are submitted with this Quarterly Report on Form 10-Q, immediately following this index.

10.1 Form of Notice of Stock Option Grant currently in use for new stock option grants to non-employee directors under the GlobalSantaFe Corporation 2001 Long-Term Incentive Plan.

15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.


99.1 Corporate Governance Policy of GlobalSantaFe Corporation, adopted May 14, 2002.