Form 10-Q
period 2002-09-30
GLOBALSANTAFE CORP
filed 2002-11-14
CIK 1038914

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

                For the quarterly period ended September 30, 2002

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-14634

                            GLOBALSANTAFE CORPORATION
             (Exact name of registrant as specified in its charter)


                      Cayman Islands                           98-0108989
             (State or other jurisdiction of                  (IRS Employer
              incorporation or organization)               Identification No.)

           15375 Memorial Drive, Houston, Texas                77079-4101
         (Address of principal executive offices)              (Zip Code)

         777 N. Eldridge Parkway, Houston, Texas               77079-4493
     (Former address of principal executive offices)        (Former Zip Code)


       Registrant's telephone number, including area code: (281) 925-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's ordinary shares, par value $.01 per share, outstanding as of October 31, 2002, was 232,754,279.

--------------------------------------------------------------------------------

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                         TABLE OF CONTENTS TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2002

                                                                             Page
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

          Report of Independent Accountants                                    4

          Condensed Consolidated Statements of Income for the
               Three and Nine Months Ended September 30, 2002 and 2001         5

          Condensed Consolidated Balance Sheets as of
               September 30, 2002 and December 31, 2001                        6

          Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2002 and 2001                   8

          Notes to Condensed Consolidated Financial Statements                 9

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           20

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk     35

      Item 4.  Controls and Procedures                                        37

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     38

SIGNATURE                                                                     39

CERTIFICATIONS                                                                40


                                   -----------

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

Our forward-looking statements include statements about the following subjects: estimated costs, changes in estimated costs and expected transition expenses in connection with the Merger and subsequent integration of the administration, operations and accounting records and systems of Global Marine and Santa Fe International; our contract drilling backlog and the amount expected to be realized in the remainder of 2002; our expectations regarding future conditions in the various geographic markets in which we operate and the prospects for future work and dayrates for our rigs in those markets; the dates our rigs that are under construction are scheduled for delivery; our expectation that our effective tax rate will be higher in 2003 than in 2002; the possible impact on our future financial position and results of operations as a result of various pieces of proposed legislation; projected cash outlays, the timing of such outlays and expected sources of funding in connection with rigs that are under construction; the fact that we do not anticipate using stock to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures; our estimated capital expenditures in 2002; our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service, and the amount in excess of cash flow generated from operations that we estimate we will use in 2002; the anticipated effect of the required adoption of SFAS No. 143 in 2003 and the required adoption of SFAS No. 146; and any other statements that are not historical facts.

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

Factors that could cause or contribute to such differences include, but are not limited to:

         - the discovery of additional issues and/or opportunities for further synergies as we continue to integrate the administration, operations and accounting records and systems of Global Marine and Santa Fe International, which could require further operating, administrative and/or accounting adjustments;

         - the regional or worldwide demand for oil or natural gas and resulting fluctuations in the price of oil or natural gas and the level of activity in oil or natural gas exploration, development and production;

         - the outbreak or escalation of war or other armed hostilities in the Middle East or elsewhere;

         - the actions of our competitors in the offshore contract drilling industry, which could significantly influence rig dayrates and utilization;

         - delays in construction projects and cost overruns on such projects caused by such things as unforeseen engineering problems, supplier problems, or work stoppages by or other disruptions involving shipyard workers;

         - changes in the geographic areas in which our customers plan to operate, which in turn could change our expected effective tax rate;

         - the vagaries of the legislative process due to the unpredictable nature of politics and national and world events, among other things;

         - changes in oil and natural gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

         -        the adequacy of sources of liquidity;

         - the effect of litigation, regulatory proceedings and other contingencies; and

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of GlobalSantaFe Corporation

We have reviewed the accompanying condensed consolidated balance sheets of GlobalSantaFe Corporation and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for each of the three and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 12, 2002

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)

                                                Three Months Ended           Nine Months Ended
                                                   September 30,              September 30,
                                              -----------------------     -----------------------
                                                 2002          2001          2002         2001
                                              ---------     ---------     ---------     ---------
Revenues:
  Contract drilling                           $   397.9     $   228.5     $ 1,206.6     $   641.4
  Drilling management services                    113.7          91.4         291.2         332.8
  Oil and gas                                       2.8           2.7           7.0          12.0
                                              ---------     ---------     ---------     ---------
    Total revenues                                514.4         322.6       1,504.8         986.2
                                              ---------     ---------     ---------     ---------
Expenses:
  Contract drilling                               238.2         111.0         726.7         305.4
  Drilling management services                    106.4          81.6         272.7         312.1
  Oil and gas                                       0.7           0.8           2.5           2.2
  Depreciation, depletion and amortization         64.0          33.3         191.4          98.7
  General and administrative                       14.4           5.4          39.3          17.3
                                              ---------     ---------     ---------     ---------
    Total operating expenses                      423.7         232.1       1,232.6         735.7
                                              ---------     ---------     ---------     ---------
    Operating income                               90.7          90.5         272.2         250.5
Other income (expense):
  Interest expense                                (14.3)        (14.4)        (42.9)        (42.6)
  Interest capitalized                              5.6            --          13.1            --
  Interest income                                   3.8           3.7          12.0           9.7
  Gain on sale of rig                                --            --            --          35.1
  Other                                             1.7            --           1.3            --
                                              ---------     ---------     ---------     ---------
    Total other income (expense)                   (3.2)        (10.7)        (16.5)          2.2
                                              ---------     ---------     ---------     ---------
    Income before income taxes                     87.5          79.8         255.7         252.7
Provision for income taxes:
  Current tax provision                            17.9           4.3          43.4          11.9
  Deferred tax provision (benefit)                 (5.4)         13.4         (13.2)         53.7
                                              ---------     ---------     ---------     ---------
    Total provision for income taxes               12.5          17.7          30.2          65.6
                                              ---------     ---------     ---------     ---------
Net income                                    $    75.0     $    62.1     $   225.5     $   187.1
                                              =========     =========     =========     =========

Earnings per ordinary share: (1)
  Basic                                       $    0.32     $    0.53     $    0.96     $    1.59
  Diluted                                     $    0.32     $    0.52     $    0.95     $    1.55

---------

(1) Per share data for the three and nine months ended September 30, 2001 has been restated to reflect the effect of the exchange ratio established in the merger agreement; all prior period amounts presented reflect the pre-merger results of Global Marine Inc. only.


            See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in millions)

                                                              September 30,   December 31,
                                                                  2002            2001
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents                                   $      678.1    $      578.3
  Marketable securities                                               59.5           129.6
  Accounts receivable, net of allowances                             363.0           376.3
  Costs incurred on turnkey drilling projects in progress              4.7             5.0
  Prepaid expenses                                                    47.1            22.0
  Future income tax benefits                                           1.4             2.3
  Other current assets                                                 4.2            26.5
                                                              ------------    ------------
    Total current assets                                           1,158.0         1,140.0
                                                              ------------    ------------
Properties and equipment:
  Rigs and drilling equipment, less accumulated
  depreciation of $865.5 at September 30, 2002 and
  $683.0 at December 31, 2001                                      4,069.6         3,891.2
Oil and gas properties, full-cost method, less accumulated
  depreciation, depletion and amortization of $20.9
  at September 30, 2002, and $19.3 at December 31, 2001                5.3             6.4
                                                              ------------    ------------
Net properties                                                     4,074.9         3,897.6

Goodwill                                                             385.9           382.6
Other assets                                                          83.0           108.7
                                                              ------------    ------------

    Total assets                                              $    5,701.8    $    5,528.9
                                                              ============    ============



           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                ($ in millions)

                                                             September 30,    December 31,
                                                                 2002             2001
                                                             ------------     ------------
Current liabilities:
  Accounts payable                                           $      150.8     $      151.6
  Accrued compensation and related employee costs                    53.7             56.7
  Accrued income taxes                                              101.5             88.3
  Accrued interest                                                    8.8              8.9
  Deferred revenue                                                   53.1             27.3
  Other accrued liabilities                                          79.7             93.8
                                                             ------------     ------------
    Total current liabilities                                       447.6            426.6
                                                             ------------     ------------

Long-term debt                                                      920.8            912.2
Capital lease obligation                                             16.3             17.0
Deferred income taxes                                                25.5             42.2
Other long-term liabilities                                          79.7             97.7
Commitments and contingencies (Note 4)                                 --               --

Shareholders' equity:
  Ordinary shares, $0.01 par value, 600,000,000 shares
    authorized, 232,747,048 shares and 233,490,149 shares
    issued and outstanding at September 30, 2002 and
    December 31, 2001, respectively                                   2.4              2.3
  Additional paid-in capital                                      2,947.4          2,949.1
  Retained earnings                                               1,277.4          1,096.2
  Accumulated other comprehensive loss                              (15.3)           (14.4)
                                                             ------------     ------------
    Total shareholders' equity                                    4,211.9          4,033.2
                                                             ------------     ------------
    Total liabilities and shareholders' equity               $    5,701.8     $    5,528.9
                                                             ============     ============


           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                ---------------------
                                                                  2002        2001 (1)
                                                                --------     --------
Cash flows from operating activities:
  Net income                                                    $  225.5     $  187.1
  Adjustments to reconcile net income to net
    cash flow provided by operating activities:
    Depreciation, depletion and amortization                       191.4         98.7
    Deferred income taxes                                          (13.2)        53.7
    Gain on sale of rig                                               --        (35.1)
    Decrease (increase) in accounts receivable                      13.3         (2.9)
    (Increase) decrease in prepaid expenses and other
    current assets                                                 (26.4)         4.2
    Decrease in accounts payable                                   (12.9)       (39.3)
    Decrease in accrued liabilities                                (10.3)        (1.4)
    Increase (decrease) in deferred revenues                        24.3         (2.3)
    Other, net                                                      (4.7)          --
                                                                --------     --------
      Net cash flow provided by operating activities               387.0        262.7
                                                                --------     --------
Cash flows from investing activities:
  Capital expenditures                                            (358.0)       (68.8)
  Purchases of held-to-maturity marketable securities             (263.0)       (59.2)
  Proceeds from maturities of held-to-maturity
  marketable securities                                            333.1           --
  Purchases of available-for-sale marketable securities            (18.7)        (2.0)
  Proceeds from sales of properties and equipment                   70.3          9.0
                                                                --------     --------
    Net cash flow used in investing activities                    (236.3)      (121.0)
                                                                --------     --------
Cash flows from financing activities:
  Dividend payments                                                (22.8)          --
  Proceeds from issuance of ordinary shares                         25.1          6.7
  Ordinary shares repurchased and retired                          (51.4)          --
  Other                                                             (1.8)        (1.8)
                                                                --------     --------
    Net cash flow (used in) provided by financing activities       (50.9)         4.9
                                                                --------     --------
Increase in cash and cash equivalents                               99.8        146.6
Cash and cash equivalents at beginning of period                   578.3        144.3
                                                                --------     --------
Cash and cash equivalents at end of period                      $  678.1     $  290.9
                                                                ========     ========


---------
(1) Prior period amounts reflect the pre-merger results of Global Marine Inc. only.



           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

GlobalSantaFe Corporation (the "Company" or "GlobalSantaFe") is an oil and gas drilling contractor, with a fleet of over 100 owned or operated drilling rigs. The Company's owned fleet includes 13 floating rigs, 44 jackups, 31 land rigs and one platform rig, and the Company or its affiliates also operate 11 platform rigs and two semisubmersibles owned by others. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily-rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

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

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Interim-period results may not be indicative of results for the full year. The condensed consolidated balance sheet as of December 31, 2001, was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income or shareholders' equity.

In April 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred." The EITF consensus requires that all reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company previously recorded certain reimbursements received from customers as a reduction of the related expenses incurred. As part of the implementation of the consensus in this issue, the Company has reclassified certain reimbursements received from customers for the three and nine months ended September 30, 2001 as revenues and related operating expenses to conform to the current presentation. Operating income and net income for all periods presented were not affected by this reclassification. The amounts of revenues and expenses reclassified by segment for each period presented are as follows (in millions):

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                --------------------    --------------------
                                  2002      2001 (1)      2002      2001 (1)
                                --------    --------    --------    --------
Contract drilling               $   16.9    $    5.9    $   56.9    $   15.0
Drilling management services         0.5         2.9        10.8         6.2
                                --------    --------    --------    --------
                                $   17.4    $    8.8    $   67.7    $   21.2
                                ========    ========    ========    ========

----------
(1) Prior year amounts reflect the pre-merger results of Global Marine Inc.
    only.


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

The condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001 and the condensed consolidated statements of income for the three and nine months ended September 30, 2002 and statement of cash flows for the nine months ended September 30, 2002, reflect the consolidated financial position, results of operations and cash flows of the combined company. The condensed consolidated statements of income for the three and nine months ended September 30, 2001 and statement of cash flows for the nine months ended September 30, 2001, reflect the historical results of Global Marine only. As a result, comparisons to prior year data may not be meaningful. Share and per share data for the three and nine months ended September 30, 2001 have been restated to reflect the exchange ratio as outlined in the merger agreement.

RESTRUCTURING COSTS

In connection with the Merger, the Company implemented a restructuring program that included the consolidation of Santa Fe International's administrative office in Dallas, Global Marine's administrative office in Lafayette and Global Marine's administrative office in Houston into a single administrative office in Houston, the consolidation of Santa Fe International's and Global Marine's North Sea administrative offices in Aberdeen, Scotland and the separation of 162 employees from the Company. The employee functions affected were primarily corporate support in nature and included accounting, information technology, and employee benefits, among others. Approximately 60% of the affected positions were located in Dallas, 24% were located in Houston and Lafayette, and the remaining 16% were located in Aberdeen.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Estimated restructuring costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001. Payments related to these restructuring costs for the nine months ended September 30, 2002 are summarized as follows:


                                                    Office Closures       Directors'
                                     Employee       and Consolidation   Separation and
Restructuring Costs:              Severance Costs     of Facilities     Other Costs (1)    Total
-------------------               ---------------   -----------------   ---------------    -----
                                                              ($ in millions)
Houston and Lafayette Offices:
Number of employees - 38
Liability at 12/31/01                  $ 8.2               $ 4.1             $ 2.5         $14.8
Payments                                (1.9)               (1.0)               --          (2.9)
                                       -----               -----             -----         -----
Liability at 9/30/02                     6.3                 3.1               2.5          11.9
                                       -----               -----             -----         -----
Aberdeen Office:
Number of employees - 13
Liability at 12/31/01                    0.9                 0.2               0.1           1.2
Payments                                (0.7)               (0.2)             (0.1)         (1.0)
                                       -----               -----             -----         -----
Liability at 9/30/02                     0.2                  --                --           0.2
                                       -----               -----             -----         -----
Total:
Number of employees - 51
Liability at 12/31/01                    9.1                 4.3               2.6          16.0
Payments                                (2.6)               (1.2)             (0.1)         (3.9)
                                       -----               -----             -----         -----
Liability at 9/30/02                   $ 6.5               $ 3.1             $ 2.5         $12.1
                                       =====               =====             =====         =====

----------
(1) The liability at September 30, 2002 includes $2.0 million of special termination costs related to certain retirement plans which are included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheets.

Estimated costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Changes in estimated costs and payments related to this liability for the nine months ended September 30, 2002, are summarized as follows:

                                                                    Office Closures      Directors'
                                 Employee          Employee        and Consolidation   Separation and
Purchase Price:               Severance Costs   Relocation Costs   of Facilities        Other Costs      Total
--------------                ---------------   ----------------   -----------------   --------------    -----
                                                           ($ in millions)
Number of employees - 111
Liability at 12/31/01             $    9.5         $    5.4            $   11.5            $    0.9       $ 27.3
Changes in estimated costs             4.6               --                  --                  --          4.6
Payments                              (9.8)            (5.3)               (0.6)               (0.1)       (15.8)
                                  --------         --------             --------           --------       ------
Liability at 9/30/02              $    4.3         $    0.1            $   10.9            $    0.8       $ 16.1
                                  ========         ========            ========            ========       ======

All accrued estimated restructuring costs associated with Global Marine and costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices are included in "Other accrued liabilities" on the Condensed Consolidated Balance Sheets, except for the special termination costs related to certain retirement plans noted above.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - EARNINGS PER ORDINARY SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

                                                  Three Months Ended                    Nine Months Ended
                                                    September 30,                         September 30,
                                          ----------------------------------    ----------------------------------
                                               2002               2001 (1)            2002            2001 (1)
                                          ---------------    ---------------    ---------------    ---------------
                                                     ($ in millions, except per share data)
Net income (numerator):
    Net income - Basic                    $          75.0    $          62.1    $         225.5    $         187.1
    Add: Interest savings (net of tax)
      on assumed conversion of Zero
      Coupon Convertible Debentures                    --                1.8                 --                5.2
                                          ---------------    ---------------    ---------------    ---------------
    Net income - Diluted                  $          75.0    $          63.9    $         225.5    $         192.3
                                          ===============    ===============    ===============    ===============
Shares (denominator):
    Ordinary Shares - Basic                   234,130,648        117,440,485        234,122,287        117,349,895
    Add:
      Effect of stock options/other             1,782,886          1,483,737          2,930,667          2,139,131
      Shares issuable upon assumed
        conversion of Zero Coupon
        Convertible Debentures                         --          4,875,062                 --          4,875,062
                                          ---------------    ---------------    ---------------    ---------------
    Ordinary Shares - Diluted                 235,913,534        123,799,284        237,052,954        124,364,088
                                          ===============    ===============    ===============    ===============
Earnings per ordinary share:
    Basic                                 $          0.32    $          0.53    $          0.96    $          1.59
                                          ===============    ===============    ===============    ===============
    Diluted                               $          0.32    $          0.52    $          0.95    $          1.55
                                          ===============    ===============    ===============    ===============

----------
(1) Earnings per share data for the three and nine months ended September 30, 2001 has been restated to reflect the effect of the exchange ratio of
    0.665 as established in the merger agreement. Prior year amounts reflect the pre-merger results of Global Marine Inc. only.


The computation of diluted earnings per ordinary share for all periods presented excludes outstanding options to purchase GlobalSantaFe Ordinary Shares with exercise prices greater than the average market price of GlobalSantaFe Ordinary Shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e., their effect would be "antidilutive"). Options to purchase a total of 14,700,741 and 8,718,677 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2002, respectively. Options to purchase a total of 5,393,437 and 2,938,741 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2001, respectively. The number of antidilutive options for the 2001 periods has been restated to reflect the effect of the exchange ratio of 0.665 established in the merger agreement.

Diluted earnings per ordinary share for the three and nine months ended September 30, 2002 also excludes 4,875,062 potentially dilutive shares issuable upon conversion of the Company's Zero Coupon Convertible Debentures because the inclusion of such shares would be antidilutive given the level of net income for

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

these periods. Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 25, 2005. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation.


NOTE 3 - SEGMENT INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                        ---------------------     ---------------------
                                          2002        2001 (2)      2002       2001 (2)
                                        --------     --------     --------     --------
                                                       ($ in millions)
Revenues from external customers:
    Contract drilling (1)               $  397.9     $  228.5     $1,206.6     $  641.4
    Drilling management services (1)       113.7         91.4        291.2        332.8
    Oil and gas                              2.8          2.7          7.0         12.0
                                        --------     --------     --------     --------
      Consolidated                      $  514.4     $  322.6     $1,504.8     $  986.2
                                        ========     ========     ========     ========
Intersegment revenues:
    Contract drilling (1)               $    5.0     $    2.3     $    8.9     $   11.4
    Drilling management services (1)         3.9          1.5          8.7          5.4
    Intersegment elimination                (8.9)        (3.8)       (17.6)       (16.8)
                                        --------     --------     --------     --------
      Consolidated                      $     --     $     --     $     --     $     --
                                        ========     ========     ========     ========
Total revenues:
    Contract drilling (1)               $  402.9     $  230.8     $1,215.5     $  652.8
    Drilling management services (1)       117.6         92.9        299.9        338.2
    Oil and gas                              2.8          2.7          7.0         12.0
    Intersegment elimination                (8.9)        (3.8)       (17.6)       (16.8)
                                        --------     --------     --------     --------
      Consolidated                      $  514.4     $  322.6     $1,504.8     $  986.2
                                        ========     ========     ========     ========
Segment income:
    Contract drilling                   $   97.2     $   85.3     $  292.6     $  240.4
    Drilling management services             7.3          9.8         18.5         20.6
    Oil and gas                              1.6          1.4          2.9          8.2
                                        --------     --------     --------     --------
      Total segment income                 106.1         96.5        314.0        269.2
Corporate expenses                         (15.4)        (6.0)       (41.8)       (18.7)
                                        --------     --------     --------     --------
    Operating income                        90.7         90.5        272.2        250.5
Other income (expense)                      (3.2)       (10.7)       (16.5)         2.2
                                        --------     --------     --------     --------
    Income before income taxes          $   87.5     $   79.8     $  255.7     $  252.7
                                        ========     ========     ========     ========

--------

(1) Revenues for the periods shown reflect the application of the guidance set forth in EITF Issue 01-14 (see Note 1).

(2) Prior year amounts reflect the pre-merger results of Global Marine Inc.
    only.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with options for two additional similarly priced semisubmersibles, and up to four additional jackups, the first two of which are similarly priced. Contractual obligations in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $570 million, or $285 million per rig. Of the $570 million, $222 million had been incurred as of September 30, 2002. Contractual obligations in connection with construction of the two high-performance jackups, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $260 million, or $130 million per rig. Of the $260 million, $128 million had been incurred as of September 30, 2002.

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

In 1998, the Company entered into fixed-price contracts with Harland and Wolff Shipbuilding and Heavy Industries Limited (the "Shipbuilder") totaling $315 million for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, originally scheduled for delivery in the fourth quarter of 1999 and first quarter of 2000, respectively. Pursuant to two 20-year capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and lease them to the Company.

The Company acted as the Lessors' construction supervisor and has paid on behalf of the Lessors, or provided for the Lessors' payment of, all amounts it believes were required under the terms of the contracts, including payments for all approved change orders.

In November 1999, because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships in a timely manner, the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement").

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Under the terms of the Funding Agreement, the Company agreed to advance to the Shipbuilder, without prejudice to any issues of liability under the shipbuilding contracts, L.57 million ($92.6 million) above the drillships' $315 million contract price. The Company also agreed to advance amounts equal to half of subsequent cost overruns until the Company's total advances under the Funding Agreement reached L.65 million ($104.7 million). The Company and the Lessors have advanced a total of L.63.9 million ($103.1 million) under the Funding Agreement, including L.6.9 million ($10.5 million) in connection with the Company's share of cost overruns.

In December 2001 and January 2002, the Shipbuilder served points of claim in the existing arbitration proceedings in London for the shipbuilding contracts for the Glomar C.R. Luigs and the Glomar Jack Ryan, respectively. The Shipbuilder claims breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner-furnished equipment and information relating thereto, and change orders. The Shipbuilder also requested additional compensation for increases in the steelweight of the drillships. The claims for the two drillships total L.169 million ($256.9 million), in addition to $43.6 million with respect to the steelweight claims, in excess of the contract price. With the exception of a small portion of the steelweight claim, the Company believes that the claims are totally without merit.

The Funding Agreement did not settle any portion of the Shipbuilder's claims referred to above. The agreement provides that the Shipbuilder will repay to the Company amounts advanced under the Funding Agreement, to the extent the amount of the advanced funds exceeds any arbitration award in favor of the Shipbuilder, and that the Company will pay the Shipbuilder to the extent any arbitration award in favor of the Shipbuilder exceeds the funds so advanced. In view of the current financial condition of the Shipbuilder, collection from the Shipbuilder of any amounts to which the Company may be entitled under the Funding Agreement is doubtful.

In September 2000, the Shipbuilder requested that the arbitration panel consider whether the Company had an obligation to pay the final delivery installment upon completion of the vessel even if the Shipbuilder was in default of its obligation to deliver the vessel, as the Company contends. The arbitration panel issued a preliminary award requiring the payment to the Shipbuilder of $31.8 million of the $35.8 million contractual delivery installment, and that amount has been paid. The Shipbuilder has now requested that the Company be required to pay the balance of the delivery installment ($4.0 million). Should the arbitrators agree with the Shipbuilder, the net effect in that case will be that the Company will have provided for the payment of the full contract price of $315 million plus the cost of certain agreed change orders and related expenses. This price excludes amounts totaling $103.1 million that the Company has advanced under the Funding Agreement. The Company's liability for the breach of contract and steelweight claims and the status of the Company advances under the Funding Agreement will be determined in the arbitration proceedings that are currently underway in London.

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

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

The Company has been named as a PRP in connection with a site located in Santa Fe Springs, California and maintained by Waste Disposal, Inc. The Company and other PRPs have agreed with the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") to settle their potential liabilities for this site by agreeing to perform the remaining remediation required by EPA. The form of the agreement is a consent decree which has not yet been lodged or entered by the Court. Although the settlement is not final until the decree is entered by the Court, the Company expects the decree to be entered by the Court. The parties to the settlement have entered into a participation agreement which makes the Company liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, the consultant advising the group with respect to remediation believes that the remediation costs will be such that the Company's share of the remaining remediation costs will be less than $800,000. There are additional potential liabilities related to the site, but these cannot be quantified, and there is no reason at this time to believe that they will be material.

The Company has also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. The Company and other PRPs have also entered into an agreement with EPA and DOJ to resolve their potential liabilities. This agreement is also not final until the agreed upon Consent Decree is entered by the Court, but it is likely that it will be. Under the settlement, the Company will not owe any money for this site beyond what the Company has already paid. There are additional potential liabilities at this site, but these cannot be quantified at this time, and there is no reason to believe that they will be material.

The Company has been named as one of many PRPs in connection with a site located in Carson, California formerly maintained by Cal Compact Landfill. On February 15, 2002, the Company was served with a required 90-day notification that eight California cities, on behalf of themselves and other PRPs, intend to commence an action against the Company under the Resource Conservation and Recovery Act ("RCRA"). On April 1, 2002, a Complaint was filed by the cities against the Company and others alleging that they have liabilities in connection with the site. However, the Complaint has not been served. The site was closed in or around 1965, and the Company does not have sufficient information to enable it to assess its potential liability, if any, for this site.

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

The Company's ultimate financial responsibility in connection with those sites may depend on many factors, including

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION - NONCASH INVESTING AND FINANCING ACTIVITY

During the nine months ended September 30, 2002, the Company incurred approximately $12.2 million of capital expenditures related to its rig expansion program that had been accrued but not paid as of September 30, 2002. These amounts are included in "Accounts payable" in the Condensed Consolidated Balance Sheet at September 30, 2002.

In September 2002, the Company's Board of Directors declared a regular quarterly cash dividend in the amount of $0.0325 per ordinary share, payable to shareholders of record as of the close of business on September 30, 2002. The dividend in the amount of $7.6 million was paid on October 15, 2002.

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


NOTE 6 - DERIVATIVE INSTRUMENTS

One of the Company's cantilevered jackup rigs is contracted under a two-year agreement expiring in May 2004 containing a variable-dayrate formula linked to crude oil prices, whereby dayrates earned under this contract increase or decrease in response to increases or decreases in oil prices. A second rig began work under a similar two-year agreement in October 2002. Dayrates under these agreements are calculated using a sliding scale formula based on the arithmetic average of the daily closing price of Light Sweet Crude on the New York Mercantile Exchange, subject to a maximum of $28.00 per barrel and a minimum of $12.00 per barrel.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The variable-dayrate formula contained in these agreements is comprised of multiple embedded derivative financial instruments as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of these embedded derivatives fluctuate in response to changes in oil prices. At September 30, 2002, the fair value of the embedded derivatives in the first contract was $1.7 million.

As part of the Company's overall risk management strategy, the Company has entered into a number of commodity caps, swaps and floors designed to mitigate its exposure to fluctuations in fair values of the embedded derivatives in these contracts resulting from changes in oil prices.

The Company manages its fair-value risk related to its long-term debt by using interest-rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. Under these interest-rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed upon notional amount.

Subsequent to September 30, 2002, the Company entered into a fixed-for-floating interest rate swap with a notional amount of $50 million, effective October 2002 through September 2007. This interest-rate swap is intended to manage a portion of the fair-value risk related to the Company's 7-1/8% Notes due 2007. Under the terms of this swap, the Company has agreed to pay the counterparty an interest rate equal to the six-month LIBOR rate plus 330 basis points on the notional amount and the Company will receive the fixed 7.125% rate.

At September 30, 2002, the net fair value of the Company's 7-1/8% Notes due 2007 was $339.9 million compared to their carrying value of $299.7 million (net of discount), $323.4 million for the Company's Zero Coupon Convertible Debentures due 2020 compared to their carrying value of $324.4 million (net of discount) and $319.4 million for the Company's 7% Notes due 2028 compared to their carrying value of $296.7 million (net of discount).


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," the provisions of which are not applicable to the Company's operations. The Company adopted the provisions of SFAS No. 142 and SFAS No. 144 effective January 1, 2002. The Company adopted SFAS No. 145 in the second quarter of 2002.

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

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


o Require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

At September 30, 2002, Goodwill in the Company's Condensed Consolidated Balance Sheet totaled approximately $385.9 million, substantially all of which was recorded in connection with the Merger (see Note 1). All of the goodwill recorded in connection with the Merger has been allocated to the Company's contract drilling segment. The Company has completed its goodwill impairment testing for 2002 and will not be required to record a goodwill impairment loss for 2002. The amortization of goodwill existing before the Merger was immaterial.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a major oil and gas drilling contractor, owning or operating a high quality, technologically advanced fleet of over 100 drilling rigs. The Company's owned fleet currently includes 13 floating rigs, 44 jackups, 31 land rigs and one platform rig, and the Company or its affiliates also operate 11 platform rigs and two semisubmersibles owned by others. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily-rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These policies, estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. There have been no significant changes in the Company's critical accounting policies since December 31, 2001. For a discussion of the critical accounting policies and estimates that the Company uses in the preparation of its condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

MERGER WITH SANTA FE INTERNATIONAL

On November 20, 2001, Global Marine Inc. ("Global Marine") merged with a subsidiary of Santa Fe International Corporation ("Santa Fe International" or "Santa Fe") and became a wholly-owned subsidiary of Santa Fe International, which was renamed GlobalSantaFe Corporation at the time of the Merger.

The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the former stockholders of Global Marine owned slightly more than 50% of the Company after the Merger, Global Marine was considered the acquiring entity for accounting purposes. The Company's results of operations for the three and nine months ended September 30, 2002, reflect the operations of the combined company. The Company's results of operations for the comparable periods of 2001 reflect the operations of Global Marine only.

RESTRUCTURING COSTS

In connection with the Merger, the Company implemented a restructuring program that included the consolidation of Santa Fe International's administrative office in Dallas, Global Marine's administrative office in Lafayette and Global Marine's administrative office in Houston into a single administrative office in Houston, the consolidation of Santa Fe International's and Global Marine's North Sea administrative offices in Aberdeen, Scotland and the separation of 162 employees from the Company. The employee functions affected were primarily corporate support in nature and included accounting, information technology, and employee benefits, among others. Approximately 60% of the affected positions were located in Dallas, 24% were located in Houston and Lafayette, and the remaining 16% were located in Aberdeen.

Estimated restructuring costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001. Payments related to these restructuring costs for the nine months ended September 30, 2002 are summarized as follows:


                                                        Office Closures       Directors'
                                         Employee      and Consolidation    Separation and
Restructuring Costs:                  Severance Costs    of Facilities      Other Costs (1)    Total
--------------------                  ---------------  -----------------    ---------------   --------
                                                                 ($ in millions)
Houston and Lafayette Offices:
Number of employees - 38
Liability at 12/31/01                  $    8.2          $       4.1        $      2.5        $   14.8
Payments                                   (1.9)                (1.0)               --            (2.9)
                                       --------          -----------        ----------        --------
Liability at 9/30/02                        6.3                  3.1               2.5            11.9
                                       --------          -----------        ----------        --------
Aberdeen Office:
Number of employees - 13
Liability at 12/31/01                       0.9                  0.2               0.1             1.2
Payments                                   (0.7)                (0.2)             (0.1)           (1.0)
                                       --------          -----------        ----------        --------
Liability at 9/30/02                        0.2                   --                --             0.2
                                       --------          -----------        ----------        --------
Total:
Number of employees - 51
Liability at 12/31/01                       9.1                  4.3               2.6            16.0
Payments                                   (2.6)                (1.2)             (0.1)           (3.9)
                                       --------          -----------        ----------        --------
Liability at 9/30/02                   $    6.5          $       3.1        $      2.5        $   12.1
                                       ========          ===========        ==========        ========

----------
(1) The liability at September 30, 2002 includes $2.0 million of special termination costs related to certain retirement plans which are included in "Other long-term liabilities" in the Condensed Consolidated Balance Sheets.

Estimated costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of SFAS No. 141, "Business Combinations." Changes in estimated costs and payments related to this liability for the nine months ended September 30, 2002, are summarized as follows:



                                                                       Office Closures      Directors'
                                      Employee          Employee      and Consolidation   Separation and
Purchase Price:                   Severance Costs   Relocation Costs    of Facilities       Other Costs      Total
--------------                    ---------------   ----------------  -----------------   --------------     ------
                                                                       ($ in millions)
Number of employees - 111
Liability at 12/31/01               $       9.5       $      5.4         $      11.5         $     0.9       $ 27.3
Changes in estimated costs                  4.6               --                  --                --          4.6
Payments                                   (9.8)            (5.3)               (0.6)             (0.1)       (15.8)
                                    -----------       ----------         -----------         ---------       ------
Liability at 9/30/02                $       4.3       $      0.1         $      10.9         $     0.8       $ 16.1
                                    ===========       ==========         ===========         =========       ======

All accrued estimated restructuring costs associated with Global Marine and costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices are included in "Other accrued liabilities" on the accompanying Condensed Consolidated Balance Sheets, except for the special termination costs related to certain retirement plans noted above.

OPERATING RESULTS

The Company's results of operations for the three and nine months ended September 30, 2002, represent the operations of the combined company. The Company's results of operations for the comparable periods of 2001 represent the historical operations of Global Marine only. As a result, comparisons to prior year data may not be meaningful.

In April 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred." The EITF consensus requires that all reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company previously recorded certain reimbursements received from customers as a reduction of the related expenses incurred. As part of the implementation of the consensus in this issue, the Company has reclassified certain reimbursements received from customers for the three and nine months ended September 30, 2001, as revenues and related operating expenses to conform to the current presentation. Operating income and net income for all periods presented were not affected by this reclassification. The amounts of revenues and expenses reclassified by segment for each period presented are as follows (in millions):

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                --------------------    ---------------------
                                  2002      2001 (1)      2002       2001 (1)
                                --------    --------    --------    --------
Contract drilling               $   16.9    $    5.9    $   56.9    $   15.0
Drilling management services         0.5         2.9        10.8         6.2
                                --------    --------    --------    --------
                                $   17.4    $    8.8    $   67.7    $   21.2
                                ========    ========    ========    ========

----------
(1) Prior year amounts reflect the pre-merger results of Global Marine Inc.
    only

SUMMARY

Data relating to the Company's operations by business segment follows (dollars in millions):


                                    Three Months Ended                  Nine Months Ended
                                       September 30,                       September 30,
                                    -------------------    Increase /   ------------------     Increase /
                                     2002       2001 (1)   (Decrease)    2002       2001 (1)   (Decrease)
                                    -------     -------    ----------   -------     -------    ----------
Revenues:
  Contract drilling                 $ 402.9     $ 230.8       75%       $1,215.5    $ 652.8        86%
  Drilling management services        117.6        92.9       27%          299.9      338.2       (11)%
  Oil and gas                           2.8         2.7        4%            7.0       12.0       (42)%
  Less: Intersegment revenues          (8.9)       (3.8)     134%          (17.6)    (16.8)         5%
                                    --------    -------                 --------    -------
                                    $ 514.4     $ 322.6       59%       $1,504.8    $ 986.2        53%
                                    =======     =======                 =======     =======
Operating income:
  Contract drilling                 $  97.2     $  85.3       14%       $  292.6    $ 240.4        22%
  Drilling management services          7.3         9.8      (26)%          18.5       20.6       (10)%
  Oil and gas                           1.6         1.4       14%            2.9        8.2       (65)%
  Corporate expenses                  (15.4)       (6.0)     157%          (41.8)     (18.7)      124%
                                    --------    -------                 --------    -------
                                    $  90.7     $  90.5       --%       $  272.2    $ 250.5         9%
                                    =======     =======                 =======     =======

----------
(1) Prior year amounts reflect the pre-merger results of Global Marine Inc.
    only.


Operating income for the three and nine months ended September 30, 2002, increased to $90.7 million and $272.2 million, respectively, from $90.5 million and $250.5 million, respectively, for the same periods in 2001, due primarily to the operations of the Santa Fe drilling fleet, offset by lower dayrates and utilization in the U.S. Gulf of Mexico, reduced turnkey drilling activity and an increase in corporate expenses.

In August 2002, the existing drilling contract for the Glomar Jack Ryan ultra-deepwater drillship was assigned by the customer to an Australian subsidiary of the customer to drill a series of deepwater wells on the western and southern coasts of Australia. To facilitate the assignment of this contract, the Company was paid $21.7 million, which is being amortized over the remaining contract term expiring August 1, 2003.

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

The Company's contract drilling backlog at September 30, 2002, totaled approximately $1.2 billion, of which approximately $315 million is expected to be realized in the remainder of 2002. Contract drilling backlog at December 31, 2001 was $1.4 billion.

MARKET CONDITIONS

The drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles are highly volatile and are influenced by a number of factors, including oil and gas prices, the spending plans of the Company's customers and the highly competitive nature of the offshore drilling industry. Rig markets which appear to have stabilized at a certain level of utilization and dayrates can change swiftly and dramatically, making it difficult to predict trends or conditions in the market. A summary of current market conditions in the Company's areas of operations follows:

North Sea. The Company currently operates five semisubmersibles, five heavy-duty harsh environment jackups, three cantilevered jackups and a platform rig in the North Sea market. Utilization and dayrates for both jackups and semisubmersibles have declined in this market following the announcement of tax law changes in the United Kingdom. The Company expects continued weakness in this market and anticipates that several of its rigs currently under contract in this area will either receive lower dayrates or be idle when their current contracts expire. Of the Company's semisubmersibles in this market, one is undergoing a major paint project, after which it will be cold-stacked, and another is expected to depart the North Sea in December 2002 for a commitment in Equatorial Guinea. One of the cantilevered jackups obtained a commitment in Nigeria and departed the North Sea in early November 2002.

Gulf of Mexico. The Company currently operates eleven cantilevered jackups and two semisubmersibles in this market. The Gulf of Mexico market for cantilevered jackups is characterized by short-term contracts, and dayrates during 2002 have generally been improving marginally as rigs roll over to new contracts. One of the Company's semisubmersibles in this market is currently committed through the second quarter of 2003, while the other is operating under a contract that expires in the fourth quarter of 2002 and currently does not have another commitment.

Ultra-deepwater drillship market. The Company currently operates three drillships in the ultra-deepwater (water depths greater than 7,000 ft.) market. The ultra-deepwater market appears to be somewhat oversupplied for at least the short term. There are presently fewer oil companies pursuing operations in ultra-deepwater, and several oil companies with deepwater rigs under contract have offered them to other oil companies on a subcontract basis. During 2003 and 2004, a significant percentage of the world's deepwater rig fleet faces contract expirations. While the Company's ultra-deepwater drillships have been operating under long-term contracts, one contract will expire in March 2003 and the other two contracts will expire in the third quarter of 2003.

West Africa. The Company currently operates one semisubmersible and eight cantilevered jackups in this market with an additional semisubmersible and a cantilevered jackup moving to the region from the North Sea during the fourth quarter of 2002. Jackup utilization and dayrates remained stable in this market during the third quarter. The softer market in the North Sea, however, may result in downward pressure on the West Africa market. While the semisubmersible market in this area has softened, the Company's two semisubmersibles are contracted through a substantial portion of 2003. The Company also has a substantial contract backlog during 2003 for its 300 ft. jackups in this market, but is facing the potential for lower dayrates and utilization for its 250 ft. jackups. The Company's moored drillship, which had previously been operated in this market, will be cold-stacked and the Company does not intend to reactivate this rig until the market for mid-range floating drilling rigs improves substantially.

Middle East and Mediterranean. The Company operates six cantilevered jackups in the Middle East region and two cantilevered jackups in the Mediterranean region offshore North Africa. Both markets appear to be stable and all of the cantilevered jackups in these regions are currently under contract.

Southeast Asia. The Company operates six cantilevered jackups in Southeast Asia. Five of these jackups are operating under long-term contracts and the remaining jackup is committed through December 2002. Although the market is generally balanced in this region, the Company has observed a reduction in dayrates in recent contract placements.

Other. In Northeast Canada, the Company operates one semisubmersible and one heavy-duty harsh environment jackup. The jackup is under contract until the fourth quarter of 2003, and the outlook for additional work for the semisubmersible following expiration of its current contract appears favorable following a four-month period of idle time and upgrades. In Trinidad, the Company operates one cantilevered jackup under a long-term contract expiring in the second quarter of 2003.

Land drilling fleet. The Company owns 31 land drilling rigs (GSF Rig 159, located in the Middle East, is held for sale), with 19 of these located in the Middle East, four in North Africa and eight in Venezuela. Three of the active rigs in the Middle East are idle, while utilization and dayrates for the remainder of the Middle Eastern and North African rigs remain stable for the remainder of 2002. In January 2003, the Company expects three land rigs to be released in Kuwait. The eight land rigs located in Venezuela are currently idle.

FUTURE MARKET FOR NEWBUILDS

The first of the Company's two high-performance jackups currently under construction is scheduled for delivery around the end of the first quarter of 2003, while the first of two ultra-deepwater semisubmersibles, also under construction, is scheduled for delivery around the end of the fourth quarter of 2003. The Company's ability to obtain contracts for its newbuild rigs and the terms of such contracts will be dependent on market conditions at the time these rigs are available for contract. While the Company believes that its newbuild rigs will have substantial advantages in efficiency and capability over competitive equipment in the industry, it can provide no assurance that it will be able to obtain contracts for all of its new rigs or that the contract terms will be similar to those for similar equipment in current market conditions.

RECENT TERRORIST ACTS AND THREATS OF ARMED CONFLICTS

In addition to those risks brought about by the terrorist attacks on September 11, 2001, recent acts of terrorism and threats of armed conflicts in or around various areas in which the Company operates, such as Indonesia and the Middle East, could limit or disrupt the Company's markets and operations. In particular, the Company currently operates six cantilevered jackups and 18 land rigs in the Middle East and six cantilevered jackups in Southeast Asia. An outbreak of hostilities or additional acts of terrorism in these regions could result in the evacuation of personnel, cancellation of drilling contracts or the loss of personnel or assets. These recent developments will subject the Company's worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on the business of the Company. See "Risk Factors - Recent Terrorist Attacks Could Result in a Material Adverse Effect on the Business of the Company" and "- The Company's International Operations Involve Additional Risks

Not Associated with Domestic Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows (dollars in millions, except average revenues per day):

                                    Three Months Ended                  Nine Months Ended
                                       September 30,                       September 30,
                                    -------------------    Increase /   ------------------     Increase /
                                     2002      2001 (1)   (Decrease)     2002       2001 (1)   (Decrease)
                                    --------   --------    ----------   --------   --------    ----------
Contract drilling revenues
  by area (1):
  North Sea                         $  116.0   $   32.5       257%      $  358.8   $   82.5        335%
  U.S. Gulf of Mexico                   72.2      132.4       (45)%        260.3      345.5        (25)%
  West Africa                           54.7       49.1        11%         151.9      115.2         32%
  Middle East                           51.3         --       N/A          158.2         --        N/A
  Far East                              32.1         --       N/A           80.5         --        N/A
  South America                         21.3       16.8        27%          81.8       99.9        (18)%
  Other                                 55.3         --       N/A          124.0        9.7        N/A
                                    --------   --------                 --------   --------
                                    $  402.9   $  230.8        75%      $1,215.5   $  652.8         86%
                                    ========   ========                 ========   ========

Average rig utilization:
  Marine rigs                             88%        95%                      88%        94%
  Land rigs                               63%       N/A                       71%       N/A

Average revenues per day:
  Marine rigs                       $ 72,700   $ 78,000                  $ 72,600  $ 75,000
  Land rigs                         $ 15,800        N/A                  $ 16,700       N/A

----------
(1) Includes revenue earned from affiliates.
(2) Prior year amounts reflect the pre-merger results of Global Marine Inc.
    only.

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

Contract drilling revenues increased $172.1 million to $402.9 million for the third quarter of 2002 compared to $230.8 million for the 2001 third quarter due primarily to the addition of the Santa Fe International rigs to the Company's drilling fleet, partially offset by lower dayrates and utilization in the U.S. Gulf of Mexico.

The Company's offshore utilization rates for the third quarter of 2002 averaged 83% for its rigs in the U.S. Gulf of Mexico, 89% in West Africa, 87% in the North Sea, 84% in the Far East, 100% in South America and 100% in the Middle East. This compares with Global Marine's third quarter 2001 average utilization of 100% in West Africa, 99% in the U.S. Gulf of Mexico, 89% in the North Sea and 77% in South America. Global Marine's offshore fleet did not operate in the Middle East or the Far East during the third quarter of 2001. The Company's land drilling fleet averaged 63% utilization in the third quarter of 2002. Global Marine had no land drilling operations in 2001.

The Company's results for the quarter ended September 30, 2002, reflect downtime on six of the Company's offshore rigs at various times during the quarter for planned maintenance and upgrades as part of the Company's continuing program to upgrade its drilling rigs. All of these rigs have since returned to work.

The Company's operating profit margin for contract drilling operations decreased to 24% for the third quarter of 2002 from Global Marine's 37% for the third quarter of 2001 due primarily to the addition of land drilling operations as a result of the Merger and lower dayrates in the U.S. Gulf of Mexico, along with an increase in depreciation expense due to the adjustment of the carrying values of the Santa Fe International rigs to their estimated market value in connection with the Merger. Land operations have historically operated at substantially lower margins than the Company's offshore fleet.

The Company recorded approximately $2.1 million of "transition expenses" related to its contract drilling operations during the third quarter of 2002, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International. Such costs are not considered to be indicative of the Company's ongoing operations.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

Contract drilling revenues increased by $562.7 million to $1,215.5 million for the nine months ended September 30, 2002, compared to $652.8 million for the nine months ended September 30, 2001, due primarily to the addition of the Santa Fe International rigs to the Company's drilling fleet, partially offset by lower dayrates and utilization in the U.S. Gulf of Mexico and lower utilization in West Africa.

The Company's offshore utilization rates for the nine months ended September 30, 2002, averaged 90% for its rigs in the U.S. Gulf of Mexico, 85% in West Africa, 90% in the North Sea, 76% in the Far East, 87% in South America and 97% in the Middle East. This compares with Global Marine's 2001 average utilization of 98% in the U.S. Gulf of Mexico, 95% in West Africa, 88% in the North Sea and 92% in South America. Global Marine's offshore fleet did not operate in the Middle East or the Far East during 2001. The Company's land drilling fleet averaged 71% utilization for the nine months ended September 30, 2002. Global Marine had no land drilling operations in 2001.

The Company's operating profit margin for contract drilling operations decreased to 24% for the nine months ended September 30, 2002, from Global Marine's 37% for the comparable period of 2001 due primarily to the addition of land drilling operations and lower dayrates in the U.S. Gulf of Mexico, along with the increase in depreciation expense noted in the discussion of the third quarter results above.

The Company recorded approximately $13.2 million of "transition expenses" related to its contract drilling operations during the nine months ended September 30, 2002, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International. Such costs are not considered to be indicative of the Company's ongoing operations. The Company expects to incur a total of approximately $15 million of transition expenses related to its contract drilling operations, all of which is expected to be incurred in 2002.

Along with the addition of the Santa Fe International drilling fleet, the mobilization of rigs between geographic areas also affected each area's revenues over the periods indicated. Specifically, Global Marine mobilized one jackup from West Africa to the U.S. Gulf of Mexico in February 2001, one drillship from Trinidad to the U.S. Gulf of Mexico in May 2001, one semisubmersible from Canada to the North Sea in May 2001, one jackup from the U.S. Gulf of Mexico to West Africa in July 2001 and one jackup from the U.S. Gulf of Mexico to Trinidad in September 2001. Subsequent to the Merger, the Company's mobilization of rigs was as follows: one jackup from the U.S. Gulf of Mexico to Trinidad in December 2001 and back to the Gulf of Mexico in August 2002; one drillship from the U.S. Gulf of Mexico to Trinidad in March 2002, back to the Gulf of Mexico in May 2002 and to Australia in September 2002; one jackup from Trinidad to West Africa in July 2002; and one semisubmersible from the North Sea to the east coast of Canada in July 2002.

As of November 8, 2002, 14 of the Company's offshore drilling rigs, including its platform rig, were located in the North Sea, 15 were located in the U.S. Gulf of Mexico, 10 were offshore West Africa, with one rig currently en route, six were in the Middle East, six were in Southeast Asia, two were offshore North Africa, two were off the northeast coast of Canada, one was offshore Trinidad and one was off the western coast of Australia.

As of November 8, 2002, 19 of the Company's 31 land rigs were located in the Middle East, eight were in South America and four were in North Africa

As of November 8, 2002, 53 of the Company's 58 offshore rigs were either committed or under contract and 19 of the Company's 31 land rigs were under contract.

DRILLING MANAGEMENT SERVICES

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

Drilling management services revenues increased by $24.7 million to $117.6 million in the third quarter of 2002 from $92.9 million in the comparable 2001 quarter due to higher average revenues per turnkey project along with higher reimbursable revenues primarily related to well management projects in the North Sea. These increases were partially offset by a decrease in the number of turnkey projects completed. The Company completed 26 turnkey projects in the third quarter of 2002 (21 wells drilled and five well completions) as compared to 29 turnkey projects in the third quarter of 2001 (24 wells drilled and five well completions).

Drilling management services operating income, however, decreased by $2.5 million to $7.3 million in the third quarter of 2002 from $9.8 million in the third quarter of 2001, due primarily to lower margins achieved on turnkey wells drilled in the third quarter of 2002. Operating margin declined to 6.2% for the third quarter of 2002 from 10.5% for the comparable prior year quarter due primarily to the lower margins on turnkey wells drilled noted above, along with the effect of reimbursable revenues, which represent expenses billed to the customer. The Company incurred losses totaling $1.6 million on three of the 26 turnkey projects completed in the third quarter of 2002 compared to losses totaling $1.3 million on two of the 29 turnkey projects completed in the third quarter of 2001. Results for the third quarters of 2002 and 2001 were also affected by the deferral of turnkey drilling profit totaling $3.5 million and $1.8 million, respectively, on wells in which Challenger Minerals, Inc. ("CMI"), a wholly-owned subsidiary of the Company, was either the operator or held a working interest. The deferral of this profit is required under the "full-cost" method of accounting for oil and gas properties. The Company will recognize this profit through lower depletion expense over the productive lives of these wells.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

Drilling management services revenues decreased by $38.3 million to $299.9 million for the nine months ended September 30, 2002, from $338.2 million in the comparable 2001 period due primarily to a decrease in the number of turnkey projects completed, partly offset by an increase in reimbursable revenues. The Company completed 72 turnkey projects for the nine months ended September 30, 2002, (59 wells drilled and 13 well completions) as compared to 101 turnkey projects in the comparable period of 2001 (83 wells drilled and 18 well completions).

Drilling management services operating income decreased by $2.1 million to $18.5 million for the nine months ended September 30, 2002, from $20.6 million for the comparable prior year period due primarily to the deferral of turnkey drilling profit totaling $10.2 million and $6.6 million for the nine months ended September 2002 and 2001, respectively, related to wells in which CMI was either the operator or held a working interest. Excluding the deferral of this profit, drilling management services operating income increased by $1.5 million to $28.7 million for the nine months ended September 30, 2002, from $27.2 million for the same period in 2001, due primarily to improved turnkey drilling performance in 2002 as compared to the same period in 2001. The Company incurred losses totaling $3.0 million on six of the 72 turnkey projects completed in the nine months ended September 30, 2002, compared to losses totaling $13.5 million on ten of the 101 turnkey projects completed in the comparable period of 2001

OTHER INCOME AND EXPENSE

General and administrative expenses increased to $14.4 million and $39.3 million for the quarter and nine months ended September 30, 2002, respectively, compared to $5.4 million and $17.3 million, respectively, for the comparable periods of 2001 due primarily to increases in personnel from the inclusion of Santa Fe International operations as a result of the Merger and an increase in pension expenses. Pension expense included in general and administrative expenses increased to $3.9 million and $5.8 million, respectively, for the quarter and nine months ended September 30, 2002, compared to $0.4 million and $1.3 million, respectively, for the same periods in 2001 due primarily to the inclusion of expenses related to legacy Santa Fe International plans, lower returns on plan assets and plan changes to conform benefits under the legacy pension plans as a result of the Merger.

Also included in general and administrative expenses for the 2002 periods are "transition expenses," which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International. General and administrative transition expenses were approximately $2.0 million and $5.8 million for the three and nine months ended September 30, 2002, respectively. Such costs are not considered to be indicative of the Company's ongoing operations. The Company expects to incur a total of approximately $7 million of general and administrative transition expense, all of which is expected to be incurred in 2002.

Interest expense, net of capitalized interest, decreased to $8.7 million and $29.8 million, respectively, for the three and nine months ended September 30, 2002 compared to $14.4 million and $42.6 million, respectively for the same periods in 2001, due primarily to the capitalization of approximately $5.6 million and $13.1 million, respectively, of interest costs in the three and nine months ended September 30, 2002, in connection with the Company's rig expansion program discussed in "Liquidity and Capital Resources - Financing and Investing Activities." Global Marine had no construction program in progress in 2001 and, therefore, did not capitalize any interest costs in 2001.

Interest income increased to $3.8 million and $12.0 million for the three and nine months ended September 30, 2002, respectively, from $3.7 million and $9.7 million for the comparable 2001 periods due to increased average cash, cash equivalents and marketable securities balances primarily as a result of the Merger and cash generated from operations, offset in part by lower interest rates earned in 2002 on the Company's cash, cash equivalents and marketable securities balances.

Other income totaled $1.7 million and $1.3 million for the three and nine months ended September 30, 2002, respectively, due primarily to a $1.7 million net gain recorded on embedded derivative financial instruments associated with a two-year variable-dayrate contract for one of the Company's cantilevered jackups. An additional cantilevered jackup began work under a similar two-year contract in October 2002. See discussion in "Item 3 - Quantitative and Qualitative Disclosures About Market Risk."

INCOME TAXES

The Company's effective income tax rates for financial reporting purposes were approximately 14.3% and 11.8%, respectively, for the three and nine months ended September 30, 2002 as compared to 22.2% and 26.0% for the same periods in 2001. The lower effective tax rates for the 2002 periods are due in part to the addition of the Santa Fe International operations, which increased earnings in international jurisdictions that are taxed at generally lower rates. The effective tax rate was further lowered by approximately $27 million of reduced annual tax costs related to interest expense on intercompany debt incurred in the Merger.

The Company is a Cayman Islands company and the Cayman Islands does not impose a corporate income tax. Consequently, income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. The income taxes imposed in these jurisdictions vary substantially. The Company's effective tax rate for financial statement purposes will continue to fluctuate from quarter to quarter and year to year as the Company's operations are conducted in different taxing jurisdictions. Based on current market conditions and expectations of rig employment, the Company believes that its effective tax rate will be higher in 2003 than in 2002.

Earlier this year, several members of Congress introduced various pieces of legislation that, if enacted, could adversely affect the Company's United States federal income tax position. Much of the proposed legislation targets United States corporations that have expatriated to a foreign jurisdiction and would in certain cases treat such corporations as United States corporations for United States federal income tax purposes. Several of the proposals would have retroactive application and would treat the Company as a United States corporation. Some of the proposed legislation would impose additional limitations on the deductibility for United States federal income tax purposes of certain intercompany transactions, including intercompany interest expense.

At this time, it is impossible to predict what legislation, if any, may be enacted, and if enacted, what effect it may have on the Company. However, there is a risk that new legislation could substantially increase the income tax costs of the Company. If this were to occur, such changes could have a material adverse effect on the Company's financial position and future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING AND INVESTING ACTIVITIES

The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with options for two additional similarly priced semisubmersibles, and up to four additional jackups, the first two of which are similarly priced. Estimated cash outlays in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, startup costs, capital spares and mobilization costs, are expected to total approximately $570 million, or $285 million per rig. Of the $570 million, $222 million had been incurred as of September 30, 2002. A total of approximately $186 million is expected to be incurred in 2002, including approximately $119 million incurred during the nine months ended September 30, 2002, and an additional $281 million is expected to be incurred through 2004. Estimated cash outlays in connection with the construction of two high-performance jackups, excluding capitalized interest, startup costs, capital spares and mobilization costs, are expected to total approximately $260 million, or $130 million per rig. Of the $260 million, $128 million had been incurred as of September 30, 2002. A total of approximately $96 million is expected to be incurred in 2002, including approximately $76 million incurred during the nine months ended September 30, 2002, and an additional $112 million is expected to be incurred through 2004. The first of two high-performance jackups, the GSF Constellation I, is scheduled for delivery around the end of the first quarter of 2003, and the first of two ultra-deepwater semisubmersibles, the GSF Development Driller I, is scheduled for delivery around the end of the fourth quarter of 2003. The Company expects to fund the construction and startup of the rigs from its cash and short-term investments and future cash flow from operations; however, the Company may borrow a portion of the required funds if conditions warrant. None of the four vessels that the Company has under construction or has firm commitments to build has secured a contract for deployment upon completion. While the Company believes that its newbuild rigs will have substantial advantages in efficiency and capability over competitive equipment in the industry, it can provide no assurance that it will be able to obtain contracts for all of its new rigs or that the contract terms will be similar to those for similar equipment in current market conditions.

Other significant financing and investing activities during the nine months ended September 30, 2002 were as follows:

     o Completed the sale of the Key Bermuda jackup drilling rig in the first quarter of 2002 to Nabors Drilling International Limited for $29 million, less selling costs of approximately $5 million.

     o Received approximately $42 million, including interest, in the first quarter of 2002, related to the sale of the Glomar Beaufort Sea I concrete island drilling system, which was sold to Exxon Neftegas Limited in June 2001. The Company sold the Glomar Beaufort Sea I for $45 million and received $5 million at closing. The remaining amount, plus interest, was recorded as a receivable, which was classified in "Other assets" in the Consolidated Balance Sheet at December 31, 2001.

     o Repurchased and retired 2,374,600 Ordinary Shares pursuant to the Company's share repurchase program at an aggregate purchase price, including commissions, of $51.4 million.

     o Paid quarterly dividends of $0.0325 per ordinary share for the fourth quarter of 2001 and the first two quarters of 2002. These dividend payments totaled $22.8 million for the nine months ended September 30, 2002.

     o Announced in September 2002 that the Company's Board of Directors declared a regular quarterly cash dividend in the amount of $0.0325 per ordinary share. The dividend in the amount of $7.6 million was paid on October 15, 2002, to shareholders of record as of the close of business on September 30, 2002.

During the third quarter of 2002, the Company funded a total of approximately $30.7 million of accrued pension liabilities related to its various pension plans. As a result of, and at the time of, this payment, the Company was approximately 100% funded with respect to its actuarially determined pension liabilities as of January 1, 2002.

The Company's debt to capitalization ratio, including its capitalized lease obligation, was 18.2% at September 30, 2002 compared to 18.8% at December 31, 2001. The Company's total debt includes the current portion of its capitalized lease obligation, which totaled $1.8 million at both September 30, 2002 and December 31, 2001.

FUTURE CASH REQUIREMENTS

As of September 30, 2002, the Company had total long-term debt, including the current portion of its capital lease obligation, of $938.9 million and shareholders' equity of $4.2 billion. Long-term debt consisted of $324.4 million (net of discount) Zero Coupon Convertible Debentures due 2020, $299.7 million (net of discount) 7-1/8% Notes due 2007, $296.7 million (net of discount) 7% Notes due 2028, and a capital lease obligation, including the current portion, totaling $18.1 million.

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

Capital expenditures for 2002 are currently estimated to be approximately $534 million, including $282 million in connection with the construction of the two new high-performance jackups and two new ultra-deepwater semisubmersibles, $131 million for major upgrades to the marine fleet, $99 million for maintenance capital expenditures, $20 million for capitalized interest and $2 million for other capital expenditures.

In August 2002, the Company's board of directors authorized the Company to repurchase up to $150 million of its Ordinary Shares from time to time depending on market conditions, the share price and other factors. At September 30, 2002, $98.6 million of this authorized amount remained available for future purchases.

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

SOURCES OF LIQUIDITY

As of September 30, 2002, the Company had $737.6 million of cash, cash equivalents and marketable securities, all of which was unrestricted. The Company had $707.9 million in cash, cash equivalents and marketable securities at December 31, 2001, all of which was unrestricted.

The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its cash and short-term investments and future cash flow from operations. In 2002, the Company estimates that it will use approximately $150 million in excess of cash flow generated from operations, primarily due to increased capital expenditures related to the drilling rig expansion program and the retirement plan contributions discussed above in "Financing and Investing Activities" and its share repurchase program discussed above in "Future Cash Requirements."

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

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," the provisions of which are not applicable to the Company's operations. The Company adopted the provisions of SFAS No. 142 and SFAS No. 144 effective January 1, 2002. The Company adopted SFAS No. 145 in the second quarter of 2002.

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

At September 30, 2002, Goodwill in the Company's Condensed Consolidated Balance Sheet totaled approximately $385.9 million, substantially all of which was recorded in connection with the Merger. All of the goodwill recorded in connection with the Merger has been allocated to the Company's contract drilling segment. The Company has completed its goodwill impairment testing for 2002 and is not required to record a goodwill impairment loss for 2002. The amortization of goodwill existing before the Merger was immaterial.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

One of the Company's cantilevered jackup rigs is contracted under a two-year agreement expiring in May 2004 containing a variable-dayrate formula linked to crude oil prices, whereby dayrates earned under this contract increase or decrease in response to increases or decreases in oil prices. A second rig began work under a similar two-year agreement in October 2002. Dayrates under these agreements are to be calculated using a sliding scale formula based on the arithmetic average of the daily closing price of Light Sweet Crude on the New York Mercantile Exchange ("NYMEX"), subject to a maximum of $28.00 per barrel and a minimum of $12.00 per barrel.

The variable-dayrate formula contained in these agreements is comprised of multiple embedded derivative financial instruments as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of these embedded derivatives fluctuate in response to changes in oil prices.

The Company has performed sensitivity analyses to assess the impact of these risks based on a hypothetical ten-percent increase or decrease in NYMEX Light Sweet Crude futures prices over the remaining lives of these agreements at September 30, 2002. Oil prices are dependent on many factors that are impossible to forecast, and actual oil price increases or decreases could be greater than the hypothetical ten-percent change.

The Company estimates that if average oil prices over the remaining lives of these agreements increase by ten percent, undiscounted cash flows received for these agreements over their respective lives would increase by approximately $4.5 million and $5.4 million, respectively. Conversely, a ten percent decrease in oil prices over the life of the agreements would decrease cash flows over their respective lives by approximately $3.6 million and $3.9 million, respectively. A hypothetical ten-percent increase in NYMEX oil prices would increase the net fair value of the embedded derivatives contained in the first contract by $1.8 million. Conversely, a ten percent decrease in oil prices over the life of the agreement would decrease the net fair value of the embedded derivatives by approximately $2.3 million. The net fair value of the embedded derivatives in the first contract was $1.7 million at September 30, 2002.

As part of the Company's overall risk management strategy, the Company has entered into a number of commodity caps, swaps and floors designed to mitigate its exposure to fluctuations in fair values of the embedded derivatives in these contracts resulting from changes in oil prices.

MARKET VALUE RISK

The Company manages its fair-value risk related to its long-term debt by using interest-rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. Under these interest-rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed upon notional amount.

Subsequent to September 30, 2002, the Company entered into a fixed-for-floating interest rate swap with a notional amount of $50 million, effective October 2002 through September 2007. This interest-rate swap is intended to manage a portion of the fair-value risk related to the Company's 7-1/8% Notes due 2007. Under the terms of this swap, the Company has agreed to pay the counterparty an interest rate equal to the six-month LIBOR rate plus 330 basis points on the notional amount and the Company will receive the fixed 7.125% rate.

At September 30, 2002, the fair value of the Company's 7-1/8% Notes due 2007 was $339.9 million compared to their carrying value of $299.7 million (net of discount), $323.4 million for the Company's Zero Coupon Convertible Debentures due 2020 compared to their carrying value of $324.4 million (net of discount) and $319.4 million for the Company's 7% Notes due 2028 compared to their carrying value of $296.7 million (net of discount).

For further discussion of the Company's exposure to the above risks and other identified risks, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 GlobalSantaFe Supplemental Executive Retirement Plan, effective July 1, 2002.

               15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

          (b)  Reports on Form 8-K

               The Company filed the following reports on Form 8-K during the quarter ended September 30, 2002:


Date of Report        Items Reported                           Financial Statements Filed
--------------        --------------                           --------------------------
July 11, 2002         Item 7, Financial Statements and         None
                      Exhibits; and Item 9, Regulation FD
                      Disclosure

August 1, 2002        Item 7, Financial Statements and         None
                      Exhibits; and Item 9, Regulation FD
                      Disclosure

August 7, 2002        Item 5, Other Events                     None

August 13, 2002       Item 7, Financial Statements and         None
                      Exhibits; and Item 9, Regulation FD
                      Disclosure

September 5, 2002     Item 7, Financial Statements and         None
                      Exhibits; and Item 9, Regulation FD
                      Disclosure

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GLOBALSANTAFE CORPORATION
                                     (Registrant)

Dated: November 12, 2002     /s/  W. Matt Ralls
                             ------------------
                             W. Matt Ralls
                             Senior Vice President and Chief Financial Officer
                             (Duly Authorized Officer and Principal Financial
                             Officer of the Registrant)

                                 CERTIFICATIONS

I, C. Stedman Garber, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of GlobalSantaFe Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: November 12, 2002

       /s/ C. Stedman Garber, Jr.
       -------------------------
       C. Stedman Garber, Jr.
       President and Chief Executive Officer

                                 CERTIFICATIONS

I, W. Matt Ralls, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GlobalSantaFe Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: November 12, 2002

       /s/ W. Matt Ralls
       -----------------
       W. Matt Ralls
       Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.1      GlobalSantaFe Supplemental Executive Retirement Plan,
           effective July 1, 2002.

 15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.