Form 10-K
period 2002-12-31
GLOBALSANTAFE CORP
filed 2003-03-26
CIK 1038914

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                2002 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 28, 2002) was $5,205,854,739.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Ordinary Shares, $.01 par value, 233,271,447 shares outstanding as of February 28, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement in connection with the 2003 Annual General Meeting of Shareholders are incorporated into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Items 1. and 2.  Business and Properties.....................................     6
Item 3.          Legal Proceedings...........................................    23
Item 4.          Submission of Matters to a Vote of Security Holders.........    25

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................    25
Item 6.          Selected Financial Data.....................................    26
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    28
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................    47
Item 8.          Financial Statements and Supplementary Data.................    51
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................    92

                                      PART III
Item 10.         Directors and Executive Officers of the Registrant..........    92
Item 11.         Executive Compensation......................................    92
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................    92
Item 13.         Certain Relationships and Related Transactions..............    92
Item 14.         Controls and Procedures.....................................    92

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................    93

                             ---------------------

     The Company makes available on its website at www.gsfdrill.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as practicable after they are filed with the Securities and Exchange Commission. The information contained in the Company's website does not constitute a part of this Annual Report.

                            EARNINGS CONFERENCE CALL

     On Wednesday, April 23, 2003, GlobalSantaFe is scheduled to release its first quarter 2003 financial results before trading opens on the New York Stock Exchange. On April 23, 2003, at 10:00 a.m. Central Time (11:00 a.m. Eastern
Time), the Company is scheduled to hold an earnings conference call to discuss the results.

     Interested parties may participate in the conference by calling 913-981-5571, confirmation code 364669. The call is also available through the Company's website at www.gsfdrill.com. It is recommended that listeners connect to the website prior to the conference call to ensure adequate time for any software download that may be needed to hear the webcast. Replays will be available starting at 1:00 p.m. Central Time (2:00 p.m. Eastern Time) on the day of the conference call by webcast on the Company's website or by telephoning 719-457-0820, confirmation code 364669. Both services will discontinue replays at 7:00 p.m. Central Time on April 30, 2003.

                           FORWARD-LOOKING STATEMENTS

     Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our shareholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and other communications. Forward-looking statements are often but not always identifiable by use of words such as "anticipate," "believe," "budget," "could," "estimate," "expect," "forecast," "intend," "may," "might," "plan," "predict," "project," "should," and "will."

     Our forward-looking statements include statements about the following subjects:

     - our possible or assumed results of operations;

     - our funding and financing plans;

     - the dates drilling rigs will become available following completion of current contracts;

     - the dates our rigs that are under construction are expected to be delivered;

     - projected cash outlays, the timing of such outlays and expected sources of funding in connection with the rigs that are under construction;

     - our belief that a Venezuelan tax lien and customs claim will not impact the operations of the rigs within Venezuela;

     - our contract drilling and drilling management services revenue backlogs and the amounts expected to be realized in 2003;

     - our expectations regarding the impact our suspension of drilling operations in Kuwait will have on our results of operations;

     - our expectations regarding the length of time mobile assets will be operating in given locations and our resulting conclusions regarding the future tax consequences of operating in those locations;

     - our plans to implement a business restructuring that will better integrate the operations of the Company and change the U.S. tax classification of certain subsidiaries before the occurrence of any events that could give rise to a tax liability;

     - the fact that Jon A. Marshall will succeed C. Stedman Garber, Jr. as President and Chief Executive Officer and will stand for election as a director of the Company at the 2003 annual general meeting of shareholders;

     - the expected outcomes of legal and administrative proceedings, their materiality, and their expected effects on our financial position and results of operations;

     - our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions;

     - the amount of the Company's net actuarial loss on its pension plans expected to be recognized in pension plan cost in 2003;

     - our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work and dayrates in those markets;

     - expected transition expenses in connection with the Merger between Global Marine and Santa Fe International and our belief that they are not indicative of the Company's ongoing operations;

     - the fact that we do not anticipate using ordinary shares to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures;

     - our estimated capital expenditures in 2003;

     - our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs, with cash generated from operations but may use a portion of the proceeds of the 5% Notes to satisfy these obligations;

     - our ability to service indebtedness;

     - our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service, from our existing cash and marketable securities balances, the net proceeds from our 5% Notes and future cash flow from operations;

     - the anticipated effect of the required adoption of SFAS No. 143 in 2003 and the required adoption of SFAS No. 146;

     - the results of our sensitivity analyses to assess the impact of oil price changes under certain dayrate contracts;

     - our expectation that, if required, any additional payments made under certain fully defeased financing leases would not be material to our financial position or results of operations in any given year;

     - our belief that our exposure to interest rate fluctuations is not material to our financial position, results of operations or cash flows;

     - our belief that credit risk in our commercial paper, money-market funds and Eurodollar time deposits with a variety of financial institutions with strong credit ratings is minimal;

     - the adequacy of our valuation allowance in connection with net operating loss carryforwards;

     - the costs, adequacy and availability of insurance; and

     - any other statements that are not historical facts.

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

     Factors that could cause or contribute to such differences include, but are not limited to:

     - the discovery of additional issues and/or opportunities for further synergies as we continue to integrate the administration, operations and accounting records and systems of Global Marine and Santa Fe International following the Merger, which could require further operating, administrative and/or accounting adjustments;

     - higher than anticipated accruals for performance-based compensation due to better than anticipated Company performance, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase G&A expenses;

     - changes in rig utilization and dayrates in response to the level of activity in the oil and natural gas industry, which is significantly affected by indications and expectations regarding the level and volatility of oil and natural gas prices, which in turn are affected by such things as political, economic and weather conditions affecting or potentially affecting regional or worldwide demand for oil and natural gas, actions or anticipated actions by OPEC, inventory levels, deliverability constraints, and futures market activity;

     - the extent to which customers and potential customers continue to pursue ultra-deepwater drilling;

     - exploration success or lack of exploration success by our customers and potential customers;

     - our ability to enter into and the terms of future drilling contracts;

     - our ability to win bids for turnkey drilling operations;

     - rig availability;

     - the availability of qualified personnel;

     - the availability of adequate insurance at a reasonable cost;

     - the risks of failing to complete a well or wells under turnkey contracts;

     - other risks inherent in turnkey contracts;

     - our failure to retain the business of one or more significant customers;

     - the termination or renegotiation of contracts by customers;

     - the operating hazards inherent in drilling for oil and natural gas;

     - the risks of international operations and compliance with foreign laws;

     - political and other uncertainties inherent in non-U.S. operations, including exchange and currency fluctuations;

     - compliance with or breach of environmental laws;

     - proposed United States tax law changes;

     - changes in our executive succession planning due to unforeseen factors such as individual family, health or other personal issues;

     - changes in employee demographics that impact the estimated remaining service lives of the active participants in our pension plans;

     - the impact of governmental laws and regulations and the uncertainties involved in their administration, particularly in some foreign jurisdictions;

     - the highly competitive and cyclical nature of our business, with periods of low demand and excess rig availability;

     - the outbreak, escalation, severity or protraction of war with Iraq or other military operations, terrorist acts or embargoes in the Middle East or elsewhere;

     - political or social disruptions that limit oil and/or gas production, such as those in Venezuela;

     - the actions of our competitors in the oil and gas drilling industry, which could significantly influence rig dayrates and utilization;

     - delays or cost overruns in our construction projects caused by such things as shortages of materials or skilled labor, unforeseen engineering problems, unanticipated actual or purported change orders, work stoppages, shipyard financial or operating difficulties, adverse weather conditions or natural disasters, unanticipated cost increases, and the inability to obtain requisite permits or approvals;

     - the occurrence or nonoccurrence of anticipated changes in our revenue mix between our domestic and international drilling markets due to changes in our customers' oil and gas drilling plans, which can be the result of such things as changes in regional or worldwide economic conditions and fluctuations in the prices of oil and natural gas, which in turn could change or stabilize effective tax rates;

     - the vagaries of the legislative process due to the unpredictable nature of politics and national and world events, among other things;

     - currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

     - changes in oil and natural gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

     - the adequacy of sources of liquidity;

     - the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

     - the uncertainties inherent in dealing with financial and other third-party institutions that could have internal weaknesses unknown to us;

     - changes in accepted interpretations of accounting guidelines and other accounting pronouncements;

     - the effects and uncertainties of legal and administrative proceedings and other contingencies; and

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

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

     GlobalSantaFe Corporation ("GlobalSantaFe" or the "Company") is a leading worldwide oil and gas drilling contractor, owning or operating a high quality, technologically advanced fleet of over 100 marine and land drilling rigs. The Company's fleet currently includes 13 floating rigs, 44 cantilevered jackup rigs, 31 land rigs and one platform rig. In addition, the Company or its affiliates operate 11 platform rigs for third parties, and it participates in a joint venture that operates two semisubmersible rigs for third parties. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities. Business segment and geographic information is set forth in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The Company is a Cayman Islands company, with its executive offices in Houston, Texas.

     Unless otherwise provided, the term "Company" refers to GlobalSantaFe Corporation and, unless the context otherwise requires, to its predecessors and consolidated subsidiaries. Substantially all of the Company's businesses are conducted by subsidiaries of GlobalSantaFe Corporation.

MERGER OF SANTA FE INTERNATIONAL CORPORATION AND GLOBAL MARINE INC.

     On November 20, 2001, Santa Fe International Corporation ("Santa Fe International") and Global Marine Inc. ("Global Marine") consummated their business combination with the merger (the "Merger") of an indirect wholly owned subsidiary of Santa Fe International with and into Global Marine, with Global Marine surviving the Merger as a wholly owned subsidiary of Santa Fe International. In connection with the Merger, Santa Fe International was renamed GlobalSantaFe Corporation. At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.10 per share, of Global Marine was converted into the right to receive 0.665 ordinary shares, par value $0.01 per share, of GlobalSantaFe ("GlobalSantaFe Ordinary Shares"). Approximately 118 million GlobalSantaFe Ordinary Shares were issued in connection with the Merger.

     The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the stockholders of Global Marine owned slightly over 50% of GlobalSantaFe after the Merger, Global Marine was considered the acquiring entity for accounting purposes. Accordingly, the historical basis of Global Marine in its assets and liabilities has been carried forward to the consolidated financial statements of GlobalSantaFe Corporation. The assets and liabilities of Santa Fe International were recorded at estimated fair market value at the date of the Merger in the consolidated financial statements of GlobalSantaFe, with the excess of the purchase price over the sum of such fair values recorded as goodwill. The $2.6 billion purchase price was calculated using the number of Santa Fe International ordinary shares outstanding immediately prior to the Merger and a $14.67 per share average trading price of Global Marine's common stock, as adjusted for the merger ratio ($22.06 per share, as adjusted), for a period of time immediately before and after the Merger was announced, plus the estimated fair value of Santa Fe International's outstanding stock options.

BACKGROUND OF SANTA FE INTERNATIONAL AND GLOBAL MARINE

     At the time of the Merger, Santa Fe International was a leading international offshore and land contract driller of oil and natural gas wells and owned and operated a high-quality, technologically advanced fleet of 26 marine drilling rigs and 31 land drilling rigs located in 16 countries throughout the world. In addition, Santa Fe International operated 13 marine drilling rigs owned by third parties. Santa Fe International primarily contracted its drilling rigs, related equipment and crews to oil and gas companies on a dayrate basis. As part of its contract drilling services, Santa Fe International also provided third-party rig operations and incentive drilling services to the international oil and gas industry. In the area of drilling management services, Santa Fe International provided drilling engineering and project management services. Santa Fe International was incorporated in its current form under the laws of the Cayman Islands in 1990.

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

CONTRACT DRILLING

     Substantially all of the Company's domestic offshore contract drilling operations are conducted by GlobalSantaFe Drilling Company ("GSFDC"), a wholly owned subsidiary headquartered in Houston, Texas. International offshore contract drilling operations are conducted by subsidiaries of the Company with operations in 22 countries throughout the world.

     Offshore Rig Fleet. The Company has a modern, diversified fleet of 57 mobile offshore drilling rigs and one platform rig. The Company's mobile offshore drilling rigs include six cantilevered heavy-duty harsh environment jackups, 38 cantilevered jackups, nine semisubmersibles, three ultra-deepwater, dynamically positioned drillships and one moored drillship. All of the Company's offshore rigs, with the exception of the Britannia jackup and the platform rig, were placed into service in 1974 or later, and, as of January 31, 2003, the average age of the Company's offshore fleet was approximately 19 years.

     The Company's fleet is deployed in major offshore oil and gas operating areas worldwide. The principal areas in which the fleet is currently deployed are the U.S. Gulf of Mexico, West Africa, the North Sea, Southeast Asia, North Africa, the Middle East and Canada.

     The following table lists the rigs in the Company's offshore drilling fleet as of January 31, 2003, indicating the year each rig was placed in service, each rig's maximum water and drilling depth capabilities, current location, customer, and the date each rig is estimated to become available.

                               OFFSHORE RIG FLEET
                         STATUS AS OF JANUARY 31, 2003

                                             MAXIMUM       DRILLING
                            YEAR PLACED    WATER DEPTH      DEPTH                               CURRENT          ESTIMATED
                            IN SERVICE    CAPABILITY(1)   CAPABILITY        LOCATION            CUSTOMER      AVAILABILITY(2)
                            -----------   -------------   ----------   -------------------   --------------   ---------------
HEAVY-DUTY HARSH
  ENVIRONMENT JACKUPS
GSF Galaxy I..............     1991           400 ft.     30,000 ft.   North Sea             Phillips              02/03
GSF Galaxy II.............     1998           400 ft.     30,000 ft.   Canada                ExxonMobil            11/03
GSF Galaxy III............     1999           400 ft.     30,000 ft.   North Sea             --                       --
GSF Magellan..............     1992           350 ft.     30,000 ft.   North Sea             TFE                   04/03
GSF Monitor...............     1989           350 ft.     30,000 ft.   North Sea             BP                    04/03
GSF Monarch...............     1988           350 ft.     30,000 ft.   North Sea             Shell                 12/04
CANTILEVERED JACKUPS
GSF Baltic................     1983           375 ft.     25,000 ft.   West Africa           TFE                   07/04
GSF Key Singapore.........     1982           350 ft.     25,000 ft.   North Africa          Petrobel              02/03
GSF Key Manhattan.........     1980           350 ft.     25,000 ft.   North Africa          British Gas           03/03
Glomar Adriatic II........     1981           328 ft.     25,000 ft.   U.S. Gulf of Mexico   BP                    04/03
Glomar Adriatic III.......     1982           328 ft.     25,000 ft.   U.S. Gulf of Mexico   Transworld            02/03
GSF Adriatic IV...........     1983           328 ft.     25,000 ft.   En route to Egypt     Petrobel              01/05
Glomar Adriatic VII.......     1983           328 ft.     20,000 ft.   Trinidad and Tobago   BP                    05/03
GSF Adriatic VIII.........     1983           328 ft.     25,000 ft.   West Africa           ExxonMobil            03/04

                                             MAXIMUM       DRILLING
                            YEAR PLACED    WATER DEPTH      DEPTH                               CURRENT          ESTIMATED
                            IN SERVICE    CAPABILITY(1)   CAPABILITY        LOCATION            CUSTOMER      AVAILABILITY(2)
                            -----------   -------------   ----------   -------------------   --------------   ---------------
GSF Adriatic IX...........     1981           328 ft.     20,000 ft.   West Africa           Elf Gabon             09/03
Glomar Adriatic X.........     1982           328 ft.     25,000 ft.   U.S. Gulf of Mexico   Forest Oil            05/03
GSF Compact Driller.......     1993           300 ft.     25,000 ft.   Southeast Asia        ChevronTexaco         08/07
GSF Parameswara...........     1993           300 ft.     25,000 ft.   Southeast Asia        TFE                   12/04
GSF Adriatic I............     1981           300 ft.     25,000 ft.   West Africa           TFE                   06/04
GSF Labrador..............     1983           300 ft.     25,000 ft.   North Sea             British Gas           04/03
Key Hawaii................     1983           300 ft.     25,000 ft.   Middle East           Saudi Aramco          03/03
Glomar Main Pass I........     1982           300 ft.     25,000 ft.   U.S. Gulf of Mexico   Chevron Texaco        03/03
Glomar Main Pass IV.......     1982           300 ft.     25,000 ft.   U.S. Gulf of Mexico   Apache                04/03
Galveston Key.............     1978           300 ft.     25,000 ft.   Southeast Asia        Cuulong JOC           10/04
GSF Key Gibraltar.........     1976           300 ft.     25,000 ft.   Southeast Asia        Shell Brunei          02/03
Santa Fe Rig 134..........     1982           300 ft.     20,000 ft.   Southeast Asia        EPMI                  10/03
GSF Rig 136...............     1982           300 ft.     25,000 ft.   Southeast Asia        TFE                   02/04
GSF Adriatic V............     1979           300 ft.     20,000 ft.   West Africa           ExxonMobil            05/03
GSF High Island V.........     1981           270 ft.     20,000 ft.   West Africa           Perenco               03/03
Glomar High Island II.....     1979           270 ft.     20,000 ft.   U.S. Gulf of Mexico   Chevron Texaco        12/03
GSF High Island IX........     1983           250 ft.     20,000 ft.   West Africa           Marathon Gabon        06/03
GSF Rig 141...............     1982           250 ft.     20,000 ft.   Middle East           Suco                  05/03
GSF High Island VII.......     1982           250 ft.     20,000 ft.   West Africa           TFE Cameroon          07/03
Glomar High Island VIII...     1982           250 ft.     20,000 ft.   U.S. Gulf of Mexico   LLOG                  03/03
GSF Rig 127...............     1981           250 ft.     20,000 ft.   Middle East           Occidental            05/04
GSF High Island III.......     1980           250 ft.     20,000 ft.   U.S. Gulf of Mexico   Hunt Oil              04/03
Glomar High Island IV.....     1980           250 ft.     20,000 ft.   U.S. Gulf of Mexico   ADTI                  04/03
GSF Rig 124...............     1980           250 ft.     20,000 ft.   Middle East           Petrobel              02/04
Glomar High Island I......     1979           250 ft.     20,000 ft.   U.S. Gulf of Mexico   El Paso               02/03
GSF Rig 103...............     1974           250 ft.     20,000 ft.   Middle East           Occidental            10/04
GSF Rig 105...............     1975           250 ft.     20,000 ft.   Middle East           Petrobel              12/04
Britannia.................     1968           230 ft.     20,000 ft.   North Sea             Shell                 09/04
GSF Adriatic VI...........     1981           225 ft.     20,000 ft.   West Africa           TFE Nigeria           11/03
Glomar Adriatic XI........     1983           225 ft.     25,000 ft.   North Sea             Gaz de France         02/03
SEMISUBMERSIBLES
Glomar Celtic Sea.........     1998         5,750 ft.     25,000 ft.   U.S. Gulf of Mexico   Agip                  06/03
Glomar Arctic I...........     1983         3,400 ft.     25,000 ft.   U.S. Gulf of Mexico   Westport              03/03
GSF Rig 135...............     1983         2,400 ft.     25,000 ft.   West Africa           ExxonMobil            07/04
GSF Rig 140...............     1983         2,400 ft.     25,000 ft.   North Sea             ExxonMobil            04/03
GSF Aleutian Key..........     1976         2,300 ft.     25,000 ft.   West Africa           ExxonMobil            08/03
Glomar Arctic III.........     1984         1,800 ft.     25,000 ft.   North Sea             ExxonMobil            06/03
Glomar Arctic IV..........     1983         1,800 ft.     25,000 ft.   North Sea             --                       --
Glomar Grand Banks........     1984         1,500 ft.     25,000 ft.   Canada                --                       --
GSF Arctic II.............     1982         1,200 ft.     25,000 ft.   Poland (shipyard)     --                       --

                                             MAXIMUM       DRILLING
                            YEAR PLACED    WATER DEPTH      DEPTH                               CURRENT          ESTIMATED
                            IN SERVICE    CAPABILITY(1)   CAPABILITY        LOCATION            CUSTOMER      AVAILABILITY(2)
                            -----------   -------------   ----------   -------------------   --------------   ---------------
DRILLSHIPS
Glomar C.R. Luigs.........     2000         9,000 ft.     35,000 ft.   U.S. Gulf of Mexico   BHP                   03/03
Glomar Jack Ryan..........     2000         8,000 ft.     35,000 ft.   Australia             ExxonMobil            09/03
Glomar Explorer...........     1998         7,800 ft.     30,000 ft.   U.S. Gulf of Mexico   ChevronTexaco         09/03
                                                                       Malta
Glomar Robert F. Bauer....     1983         2,750 ft.     25,000 ft.   (cold-stacked)        --                       --
PLATFORM
Rig 82....................     1968               N/A     20,000 ft.   North Sea             Shell                 12/03

---------------

(1) As currently equipped.

(2) Estimated based on the anticipated completion date of current commitments, including executed contracts, letters of intent, and other customer commitments for which contracts have not yet been executed.

     Rig Types. Jackup rigs have elevating legs which extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 400 feet or less. All of the Company's jackup rigs have drilling equipment mounted on cantilevers, which allow the equipment to extend outward from the rigs' hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. In addition, eight of the Company's jackups have been equipped with skid-off packages, which allow the drilling equipment to be transferred to fixed production platforms.

     The Company owns one of the world's largest fleets of heavy-duty harsh environment jackup rigs in service in the industry. Three of the Company's rigs, the GSF Galaxy I, GSF Galaxy II and GSF Galaxy III, are Universe class rig designs capable of operating in water depths up to 400 feet and are currently qualified to operate year-round in the harsh environment of the central North Sea in water depths of up to 360 feet. The Company's three other heavy-duty harsh environment jackup rigs, the GSF Monarch, GSF Monitor and GSF Magellan, are Monarch class rig designs capable of operating in water depths of up to 350 feet. These rigs are able to operate year-round in the central North Sea in water depths of up to 300 feet.

     Semisubmersible rigs are floating offshore drilling units with pontoons and columns that, when flooded with water, cause the unit to partially submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom, but some use dynamic positioning ("DP"), which allows the vessels to be held in position by computer-controlled propellers, known as thrusters. Semisubmersibles are classified into five generations, distinguished mainly by their age, environmental rating, variable deck load and water-depth capability. The Company's GSF Aleutian Key is a second-generation semisubmersible capable of drilling in water depths up to 2,300 feet. The Glomar Arctic I, GSF Arctic II (formerly the Maersk Jutlander), Glomar Arctic III, Glomar Arctic IV, Glomar Grand Banks, GSF Rig 135 and GSF Rig 140 semisubmersibles are third-generation, conventionally moored rigs suitable for drilling in water depths ranging from 1,200 to 3,400 feet. The Company's Glomar Celtic Sea is a fourth-generation semisubmersible capable of drilling in water depths of up to 5,750 feet, and utilizes a mooring system that is DP-assisted.

     Drillships are generally preferred for deepwater drilling in remote locations with moderate weather environments because of their mobility and large load carrying capability. The Company's Glomar C.R. Luigs, Glomar Jack Ryan and Glomar Explorer are dynamically positioned, ultra-deepwater drillships capable of drilling in water depths up to 9,000 feet, 8,000 feet and 7,800 feet, respectively, as currently equipped. With modifications, maximum water depth capabilities are 12,000 feet for the Glomar C.R. Luigs and Glomar Jack Ryan, and 10,000 feet for the Glomar Explorer. The Glomar Robert F. Bauer is a conventionally moored drillship capable of drilling in maximum water depths of 2,750 feet.

     The Company's "deepwater" rigs consist of its semisubmersibles and drillships. The Company considers rigs with a maximum water-depth capability of 7,000 feet or more, such as the Glomar C.R. Luigs, Glomar Jack Ryan and Glomar Explorer, to be "ultra-deepwater" rigs.

     The Company's platform rig consists of a number of self-contained drilling equipment packages, that, when assembled on a customer's offshore production platform, forms a complete drilling rig.

     The Company has title to all of the offshore drilling rigs in its fleet in the table above with the exception of the Glomar Explorer, which is subject to a 30-year capital lease, and the Glomar C.R. Luigs and Glomar Jack Ryan, which are subject to fully defeased, 20-year capital leases. None of the Company's offshore drilling rigs are currently subject to any outstanding liens or mortgages.

     In January 2003, the Company entered into a lease-leaseback arrangement with a European bank related to the Company's Britannia cantilevered jackup. Pursuant to this arrangement, the Company leased the Britannia to the bank, which then leased the rig back to the Company, each lease being for a five-year term. The Company has classified this arrangement as a capital lease.

     The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore ("PPL Shipyard") for the construction of two high performance jackup rigs at a cost of approximately $132 million each. The Company has options with PPL Shipyard for construction of additional jackup units, the first two of which are at a similar price to the current contracts. The Company does not intend to exercise these options. Construction of the first new jackup, the GSF Constellation I, commenced in the second quarter of 2001 and the rig is expected to be delivered during the second quarter of 2003. The second new jackup is expected to be delivered near the end of the first quarter of 2004.

     The Company also has definitive contracts with PPL Shipyard for the construction of two ultra-deepwater semisubmersible drilling rigs at a cost of approximately $285 million each. The Company has options for construction of two additional ultra-deepwater semisubmersibles at a similar price to the two current contracts. The Company does not intend to exercise these options. Construction of the first new semisubmersible, the GSF Development Driller I, commenced in the third quarter of 2001, and the rig is scheduled for delivery during the first quarter of 2004. The second new semisubmersible is expected to be delivered during the first quarter of 2005.

     The Company anticipates that this rig building program will be funded through the Company's existing cash and marketable securities balances and future cash flow from operations.

     Land Rig Fleet. The majority of the Company's land rigs are designed for use in remote desert environments and generally include all facilities necessary to support living and working in harsh and remote environments, including accommodation camps and inventories of repair parts and materials. Each of the rigs is designed for efficient disassembly, transport and reassembly. Eleven of the newer rigs are specially designed as wheel-mounted units that can be moved quickly between well locations. Three of the rigs are equipped with special "lift and roll" systems, so that the rigs can be quickly moved between well locations on a pad site. An extensive fleet of specialized rig transport equipment supports land rig operations in Kuwait and the Kuwaiti-Saudi Arabia Partitioned Neutral Zone. This equipment is comprised primarily of heavy-duty trucks built and equipped for desert service. Additionally, these operations are supported by a fleet of heavy equipment, including bulldozers, cranes and forklifts that prepare access roads and drill site locations and facilitate the assembly and disassembly of the Company's land rigs.

     The Company has historically concentrated its land rig operations in the Middle East, South America and North Africa. All of the Company's land rigs were placed into service in 1972 or later, and, as of January 31, 2003, their average age was approximately 13 years.

     The following table lists the rigs in the Company's land drilling fleet as of January 31, 2003, indicating the year each rig was placed in service, rig type, each rig's drilling depth capabilities, current location, customer, and the date each rig is estimated to become available.

                               LAND RIG FLEET(1)
                         STATUS AS OF JANUARY 31, 2003

                                                            DRILLING
                       YEAR PLACED                           DEPTH                         CURRENT           ESTIMATED
                       IN SERVICE         RIG TYPE         CAPABILITY     LOCATION         CUSTOMER       AVAILABILITY(2)
                       -----------   -------------------   ----------   ------------   ----------------   ---------------
Rig 180..............     1999       National 1625         30,000 ft.   Kuwait         KOC                  04/03
Rig 176..............     1999       Ideco 3000E           30,000 ft.   Venezuela      --                     --
Rig 177..............     1998       Oilwell E-3000        30,000 ft.   Venezuela      --                     --
Rig 174..............     1997       EMSCO C3              30,000 ft.   Saudi Arabia   Saudi Aramco         08/03
Rig 173..............     1997       Gardner Denver 3000   30,000 ft.   Saudi Arabia   Saudi Aramco         06/03
Rig 155..............     1992       Oilwell E-3000        30,000 ft.   Kuwait         KOC                  09/04
Rig 144..............     1973       EMSCO C3              30,000 ft.   Saudi Arabia   Saudi Aramco         08/03
Rig 158..............     1992       Oilwell E-2000        25,000 ft.   Kuwait         KOC                  09/04
Rig 186..............     2002       Oilwell E-2000        20,000 ft.   Venezuela      --                     --
Rig 187..............     2002       National 1320 UE      20,000 ft.   Venezuela      --                     --
Rig 179..............     1998       National 1320         20,000 ft.   Venezuela      --                     --
Rig 178..............     1998       National 1320         20,000 ft.   Venezuela      --                     --
Rig 119..............     1979       Oilwell E-2000        20,000 ft.   Venezuela      --                     --
Rig 104..............     1973       National 1320 UE      20,000 ft.   Egypt          Merlon Petroleum     03/03
Rig 97...............     1973       Oilwell E-2000        20,000 ft.   Venezuela      --                     --
Rig 94...............     1972       National 110 UE       20,000 ft.   Egypt          Petrobel             11/03
Rig 157..............     1991       Ideco 1700 UE         17,000 ft.   Saudi Arabia   Saudi Aramco         10/03
Rig 169..............     1998       National 110 UE       16,000 ft.   Kuwait         --                     --
Rig 147..............     1987       National 110 UE       16,000 ft.   Kuwait         --                     --
Rig 102..............     1973       National 110 UE       16,000 ft.   Kuwait         SATI                 02/03
Rig 92...............     1972       National 1320         16,000 ft.   Egypt          AGIBA                04/03
Rig 170..............     1996       National 110 UE       14,000 ft.   Kuwait         --                     --
Rig 161..............     1991       Dreco 1250 E          12,000 ft.   Kuwait         KOC                  09/04
Rig 160..............     1991       Dreco 1250 E          12,000 ft.   Kuwait         KOC                  09/04
Rig 151..............     1989       National 80 UE        11,500 ft.   Oman           PDO                  10/03
Rig 150..............     1989       National 80 UE        11,500 ft.   Oman           PDO                  10/03
Rig 172..............     1997       Oilwell 660-E         10,000 ft.   Kuwait         KOC                  12/03
Rig 171..............     1997       Oilwell 660-E         10,000 ft.   Kuwait         KOC (JO)             02/03
Rig 146..............     1987       Kremco 750            10,000 ft    Kuwait         KOC                  02/03
Rig 143..............     1983       Ideco H37 ED          6,500 ft     Egypt          Petrobel             07/03

---------------

(1) Excludes Rig 159, which was held for sale at December 31, 2002.

(2) Estimated based on the anticipated completion date of current commitments, including executed contracts, letters of intent, and other customer commitments for which contracts have not yet been executed.

     The Company has title to all of the land drilling rigs in its fleet. The Company's Rig 187 land rig in Venezuela is presently encumbered by a lien asserted by the Venezuelan tax authorities in connection with certain assessed retroactive tax liabilities. In addition, the Company's Rig 119 land rig, also in Venezuela, is subject to a customs claim. Although these claims restrict the Company's ability to export the rigs from Venezuela, the Company does not believe that the claims will impact the operations of the rigs within Venezuela. The Company is contesting the imposition of the lien and the various assertions of the tax authorities and is also contesting the customs claim. None of the Company's other land rigs are currently subject to any outstanding liens or mortgages.

     Third-Party Rig Operations. The Company's third-party rig operations are presently concentrated on oil and gas platforms in the North Sea, an area where the Company maintains substantial contract drilling operations, and semisubmersible rig operations in the Caspian Sea. See "-- Joint Venture, Agency and Sponsorship Relationships and Other Investments." As of January 31, 2003, the Company operated or maintained 11 platform rigs for third parties, and it participates in a joint venture that operated two semisubmersible rigs for third parties under a joint venture agreement.

     Backlog. The Company's contract drilling backlog at December 31, 2002, was $1.2 billion, consisting of $1.1 billion related to executed contracts and $0.1 billion related to customer commitments for which contracts had not yet been executed as of December 31, 2002. Approximately $800 million of the backlog is expected to be realized in 2003. The Company's contract drilling backlog at December 31, 2001, was $1.4 billion and included $0.1 billion attributable to customer commitments for which contracts had not yet been executed as of that date.

     Drilling Contracts and Major Customers. Contracts to employ the Company's drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding. The rates specified in drilling contracts are generally on a dayrate basis, and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions and other variables. Each contract provides for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown, adverse weather or other conditions which may be beyond the Company's control. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts or no payment during the mobilization or demobilization. A contract may be terminated by the customer if the rig is destroyed or, in some cases, if drilling operations are suspended for a specified period of time due to a breakdown of major equipment, in the event of poor operational, safety or environmental performance not remedied by the Company within a specified period or if other events occur that are beyond either party's control. In addition, certain contracts are cancellable upon specified notice at the option of the customer.

     The Company's business is subject to the usual risks associated with having a limited number of customers for its services. One customer accounted for more than 10% of consolidated revenues in 2002: ExxonMobil provided $267.7 million of contract drilling revenues and $0.1 million of drilling management services revenues. Two customers each accounted for more than 10% of consolidated revenues in 2001: ExxonMobil provided $180.1 million of contract drilling revenues, and BP provided $146.0 million of contract drilling revenues and $1.6 million of drilling management services revenues. No single customer accounted for more than 10% of Global Marine's historical consolidated revenues in 2000. The Company's results of operations could suffer a material adverse effect if any of its major customers terminates its contracts with the Company, fails to renew the Company's existing contracts or refuses to award new contracts to the Company. See "Risk Factors -- The Company relies heavily on a small number of customers".

DRILLING MANAGEMENT SERVICES

     The Company provides drilling management services primarily on a turnkey basis through a wholly owned subsidiary, Applied Drilling Technology Inc. ("ADTI"), and through GlobalSantaFe Drilling U.K. Limited ("GSFDUKL"). ADTI operates primarily in the U.S. Gulf of Mexico, and GSFDUKL operates internationally. Under a turnkey arrangement, the Company will assume responsibility for the design and execution of a well and deliver a logged or cased hole to an agreed depth for a guaranteed price. Compensation is contingent upon satisfactory completion of the drilling program. Under the Company's turnkey drilling operations, the Company provides planning, engineering and management services beyond the scope of its traditional contract drilling business and thereby assumes greater liability.

     As of December 31, 2002, the Company's drilling management services revenue backlog was approximately $118 million, all of which is expected to be realized in 2003. The Company's drilling management services backlog was approximately $64 million at December 31, 2001.

OIL AND GAS OPERATIONS

     The Company conducts oil and gas exploration, development and production activities through its wholly owned subsidiary, Challenger Minerals Inc. ("CMI"). CMI acquires its interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for the Company's drilling management services operations. In this capacity, CMI facilitated the acquisition of contracts to drill 19 turnkey wells in 2002. CMI participated in 18 of these turnkey wells, of which 10 proved successful. The Company's oil and gas activities are conducted in the North Sea and in the United States offshore Louisiana and Texas.

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

     The Company also has a passive minority interest in a Libyan drilling company managed by non-U.S. persons that is and has been managed in accordance with applicable trade laws and regulations and is accounted for on the cost basis.

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

     - the worldwide military or political environment, including uncertainty or instability resulting from the possibility of war with Iraq or other armed hostilities in the Middle East or other geographic areas in which the Company operates, or further acts of terrorism in the United States or elsewhere;

     - political or other disruptions that limit production in oil-producing countries, such as the labor strikes and political unrest currently being experienced in Venezuela;

     - the level of production by non-OPEC countries;

     - domestic and foreign tax policy;

     - laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions; and

     - advances in exploration and development technology.

     Depending on the market prices of oil and natural gas, companies exploring for oil and gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Any reduction in the demand for drilling services may materially erode dayrates and utilization rates for our rigs and adversely affect our financial results.

  THE COMPANY'S BUSINESS IS HIGHLY PRICE-COMPETITIVE AND CYCLICAL, WITH PERIODS OF LOW DEMAND AND EXCESS RIG AVAILABILITY

     The contract drilling business is highly competitive with numerous industry participants. The industry has experienced consolidation in recent years and may experience additional consolidation. Recent mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

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

     The industry in which the Company operates historically has been cyclical, marked by periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply intensify the competition in the industry and often result in rigs being idled. Declines in oil or gas prices could reduce demand for the Company's drilling services and adversely affect both utilization and dayrates in one or more of the regions in which it operates. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of the Company's drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

  WAR, OTHER ARMED CONFLICTS OR TERRORIST ATTACKS COULD RESULT IN A MATERIAL ADVERSE EFFECT ON THE BUSINESS OF THE COMPANY

     The potential for war with Iraq, increasing military tension with regard to North Korea, as well as the terrorist attacks of September 11, 2001, and subsequent terrorist attacks and unrest, have caused instability in the world's financial and insurance markets, have significantly increased political and economic instability in the geographic areas in which the Company operates and have contributed to volatility in prices for crude oil and natural gas. The United States and the United Kingdom are marshaling a large military force in the Persian Gulf and have alleged that Iraq is in violation of several United Nations resolutions, indicating that they will take military action if circumstances warrant. The attacks of September 11, 2001, led to war in Afghanistan and may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such acts of terrorism could be directed against companies such as ours. In addition, recent acts of terrorism and threats of armed conflicts in or around various areas in which the Company operates, such as the Middle East and Indonesia, could limit or disrupt the Company's markets and operations. In particular, the Company currently has eight cantilevered jackups, with an additional cantilevered jackup en route, and 23 land rigs located in the Middle East and North Africa and six cantilevered jackups in Southeast Asia. In March 2003, the Company suspended drilling operations in and evacuated its employees from Kuwait in response to the threat of war in Iraq. Although the suspension of drilling operations is not expected to have a material impact on the Company's results of operations for the first quarter of 2003, the Company estimates, based on current contracts and commitments, that its results of operations for each subsequent quarter will be negatively impacted by approximately $0.03 per diluted ordinary share for each full quarter that operations are suspended. In addition, an outbreak of war or other hostilities or additional acts of terrorism in these regions could result in the evacuation of additional personnel, cancellation of drilling contracts or the loss of personnel or assets. There can be no assurance that armed conflicts, terrorism and their effects on the Company or its markets will not significantly affect the Company's business in the future. United States government regulations effectively preclude the Company from actively engaging in business activities in certain countries, including oil-producing countries such as Iran, Iraq and Libya. These regulations could be amended to cover countries where the Company currently operates or where the Company may wish to operate in the future. Immediately following the events of September 11, 2001, the Company's war risk and terrorist insurance underwriters cancelled those coverages in accordance with the terms of the policies and would only reinstate them for significantly higher premiums. The Company has reinstated and currently maintains war and terrorism coverage for physical damage to its entire fleet. Such war and terrorism coverage is generally cancelable by underwriters on 48 hours notice, and there can be no assurance that underwriters will not cancel nor that they will then offer to reinstate on terms deemed acceptable by the Company following any future acts of terrorism or armed conflicts in and around the various areas in which the Company operates. The Company may not have insurance to cover any or all of its liabilities to its personnel for death or injury caused by terrorist acts. These developments will subject the worldwide operations of the Company to increased risks and, depending on their magnitude, could have a material adverse effect on the business of the Company.

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

  FAILURE TO OBTAIN AND RETAIN KEY PERSONNEL COULD IMPEDE OPERATIONS

     The Company requires highly skilled personnel to operate and provide technical services and support for its business. Competition for the skilled and other labor required for deepwater and other drilling operations has intensified as the number of rigs activated or added to worldwide fleets or under construction has increased in the last few years. The Company currently has two premium jackup rigs and two deepwater rigs under construction. The Company must hire full crews for these rigs before they commence operations in addition to its routine requirements for drilling crews. Although competition for skilled and other labor has not materially affected the Company to date, in periods with high utilization, the Company has found it more difficult to find qualified individuals, and the possibility exists that competition for skilled and other labor for deepwater and other operations could limit the Company's results of operations.

  THE COMPANY RELIES HEAVILY ON A SMALL NUMBER OF CUSTOMERS

     The Company's business is subject to the usual risks associated with having a limited number of customers for its services. One customer, ExxonMobil, accounted for more than 10% of consolidated revenues in 2002. ExxonMobil provided approximately $267.8 million in revenues, which constituted approximately 13.3% of consolidated revenues. For 2002, approximately 45% of the Company's operating revenues was derived from six customers. On a pro forma basis for the year ended December 31, 2001, approximately 12% of the pro forma operating revenues for the Company would have been attributable to the largest customer on a combined basis and approximately 38% of pro forma operating revenues would have been attributable to the Company's five largest customers. The Company's results of operations could be materially adversely affected if any of its major customers terminates any of its contracts with the Company, fails to renew the Company's existing contracts or refuses to award new contracts to the Company.

  THE COMPANY MAY SUFFER LOSSES IF ITS CUSTOMERS TERMINATE OR SEEK TO RENEGOTIATE ITS CONTRACTS

     Certain of the Company's contracts with customers may be cancellable upon specified notice at the option of the customer. Other contracts require the customer to pay a specified early termination payment upon cancellation, which payments may not fully compensate the Company for the loss of the contract. Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of acts of God or excessive rig downtime for repairs, or other specified conditions. Early termination of a contract may result in a rig being idle for an extended period of time. The Company's revenues may be adversely affected by customers' early termination of contracts, especially if the Company is unable to recontract the affected rig within a short period of time. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. The renegotiation of a number of the Company's drilling contracts could adversely affect its financial position, results of operations and cash flows.

  RIG UPGRADE, REFURBISHMENT AND CONSTRUCTION PROJECTS, INCLUDING THE COMPANY'S DEEPWATER SEMISUBMERSIBLE AND PREMIUM JACKUP RIGS THAT ARE UNDER CONSTRUCTION, WILL BE SUBJECT TO RISKS, INCLUDING DELAYS AND COST OVERRUNS, AND CONTRACTS HAVE YET TO BE ENTERED INTO FOR THE DEPLOYMENT OF THE DEEPWATER
  SEMISUBMERSIBLES AND PREMIUM JACKUP RIGS UPON COMPLETION

     The first of the Company's two high-performance jackups currently under construction is scheduled for delivery during the second quarter of 2003, while the first of two ultra-deepwater semisubmersibles, also under construction, is scheduled for delivery during the first quarter of 2004. In addition, the Company may make upgrade and refurbishment expenditures for its fleet, and the Company may also make substantial expenditures for the construction of additional new rigs. Rig upgrade, refurbishment and construction projects are subject to the risks of delay or cost overruns inherent in any large construction project, including the following:

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

     Significant cost overruns or delays would adversely affect the Company's financial condition and results of operations. In addition, the Company's premium jackups and ultra-deepwater semisubmersibles currently under construction will employ advancements in technology that may lead to certain difficulties as to the Company's use of this technology.

     None of the four vessels that the Company has under construction has secured a contract for deployment upon completion. Historically, the industry has experienced prolonged periods of overcapacity, during which many rigs were idle for long periods of time. The Company's ability to obtain contracts for its newbuild rigs and the terms of such contracts will be dependent on market conditions at the time these rigs are available for contract. The Company can make no assurances that it will be able to obtain contracts for all of its new or existing rigs or that the contract terms will be similar to those for similar equipment in current market conditions.

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

     All of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company insures against, or will have indemnification from customers for some, but not all, of these risks. The Company's insurance contains various deductibles and limitations on coverage. In light of the current volatility in the insurance markets and recent significant increases in rates, the Company may elect to change its insurance coverage, including by increasing deductibles, retentions and other limitations on coverage. Changes in coverage such as those would effectively increase the amount of risk against which the Company is not insured.

     The Company believes its policy of purchasing insurance coverage is consistent with its industry peers for the types, amounts and limits of insurance maintained. However, as a result of poor underwriting results suffered by the insurance industry over the past few years and the catastrophic events of September 11, 2001, the Company incurred significant premium and deductible increases in its most recent renewal of its insurance coverage. The Company's current insurance program expires in the third quarter of 2003, and premiums and deductibles may increase further.

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

  THE COMPANY'S INTERNATIONAL OPERATIONS INVOLVE ADDITIONAL RISKS NOT ASSOCIATED WITH DOMESTIC OPERATIONS

     Risks associated with the Company's international operations, any of which could limit or disrupt the Company's markets or operations, include heightened risks of:

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

     Eight of our land drilling rigs are located in Venezuela, which has been experiencing labor strikes and demonstrations and in 2002 experienced an attempt to overthrow the government. The implications and results of the political, economic and social instability in Venezuela are uncertain at this time, but the instability has had and could continue to have an adverse effect on our business. None of our land rigs located in Venezuela were operating as of January 31, 2003. When or if those rigs will return to work is uncertain.

  THE COMPANY MAY SUFFER LOSSES AS A RESULT OF CURRENCY RISKS

     A majority of the Company's international drilling and services contracts are partially payable in local currency in amounts that are generally intended to approximate its estimated operating costs, with the balance of the payments under the contract payable in U.S. dollars (except in Kuwait, Malaysia and Saudi Arabia, where the Company will likely be paid entirely in local currency). In certain jurisdictions, including Egypt and Nigeria, regulations exist which determine the amounts payable in local currency. Those amounts can exceed the local currency costs being incurred, leading to accumulation of excess local currency which in certain instances can be subject to either temporary blocking or difficulties in converting to U.S. dollars. To the extent that its revenues denominated in local currency do not equal its local operating expenses or during periods of idle time when no revenue is earned, the Company is exposed to currency exchange transaction losses, which could materially and adversely affect its results of operations and financial condition. The Company has not historically entered into financial hedging arrangements to manage risks relating to fluctuations in currency exchange rates.

  LAWS AND GOVERNMENTAL REGULATIONS MAY ADD TO COSTS OR LIMIT DRILLING ACTIVITY

     The Company's business is affected by changes in public policy and by federal, state, foreign and local laws and regulations relating to the energy industry. The drilling industry is dependent on demand for services from the oil and natural gas exploration and production industry and, accordingly, the Company will be directly affected by the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons. The Company may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to the Company's operating costs or may significantly limit drilling activity.

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

  THE COMPANY MAY BE LIMITED IN ITS USE OF ITS NET OPERATING LOSSES

     The Company's ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss ("NOL") carryforwards. The Company has established a valuation allowance against the future tax benefit of a portion of its NOL carryforwards and could be required to record an additional valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from current estimates. The Company's NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

     As of December 31, 2002, the Company had approximately $540.4 million of NOL carryforwards for U.S. federal income tax purposes, including an NOL carryforward of $408.4 million at November 19, 2001, related to Global Marine. The Company also had approximately $168.4 million of NOL carryforwards from foreign jurisdictions. The Company can provide no assurance that the full amount of its NOL carryforwards will be allowed. The NOL carryforwards are scheduled to expire from 2003 to 2023. Section 382 of the U.S. Internal Revenue Code could limit the future use of all or some of the U.S. NOL carryforwards if the direct and indirect ownership of stock of the relevant company changes by more than 50% in certain circumstances over a prescribed testing period. The Internal Revenue Service may take the position that the Merger consummated pursuant to the business combination of Santa Fe International and Global Marine caused a greater-than-50-percent ownership change with respect to Global Marine. If the Merger did not result in such an ownership change, changes in the ownership of the Company's ordinary shares following the Merger could result in such an ownership change. In the event of such an ownership change, the Section 382 rules would limit the utilization of the NOL carryforwards of Global Marine in each taxable year ending after the ownership change to an amount equal to a federal long-term tax-exempt rate published monthly by the Internal Revenue Service, multiplied by the fair market value of all of Global Marine's stock at the time of the ownership change. For purposes of this calculation, the value of Global Marine's stock could also be subject to adjustments, thereby further limiting the ability of the Company to utilize its NOL carryforwards in each taxable year thereafter.

  PROPOSED UNITED STATES TAX LAW CHANGES COULD REDUCE THE COMPANY'S NET INCOME

     In 2002 and 2003, various changes to the U.S. federal income tax code were proposed that, if enacted, could adversely affect the Company's United States federal income tax position. Many of the proposed changes target United States corporations that have expatriated to a foreign jurisdiction and would in certain cases treat such corporations as United States corporations for United States federal income tax purposes. Several of the proposals would have retroactive application and would treat the Company as a United States corporation. Some of the proposals would impose additional limitations on the deductibility for United States federal income tax purposes of certain intercompany transactions, including intercompany interest expense.

     At this time, it is impossible to predict what changes, if any, may be enacted, and if enacted, what effect such changes may have on the Company. However, there is a risk that changes to U.S. tax laws could substantially increase the income tax costs of the Company. If this were to occur, such changes could have a material adverse effect on the Company's financial position and future results of operations.

     In addition, due to the Company's structure and extensive foreign operations, its effective tax rate is based on the provisions of numerous tax treaties, conventions and agreements between various countries and taxing jurisdictions, as well as the tax laws of many jurisdictions. Changes in one or more of these tax regimes could also have a material adverse effect on the Company.

  THE COMPANY MAY BE REQUIRED TO ACCRUE ADDITIONAL TAX LIABILITY ON CERTAIN EARNINGS

     The Company has not provided for U.S. deferred taxes on the unremitted earnings of its U.S. subsidiaries and their controlled foreign corporations ("U.S. Subsidiaries") that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of its U.S. Subsidiaries, the Company would be required to record additional U.S. deferred taxes that could have a material adverse effect on its financial position, results of operations and cash flows.

     In certain circumstances, management expects that, due to the changing demands of the offshore drilling markets, the Company's mobile assets are more likely than not to be redeployed to other locations before those assets operate in certain jurisdictions long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized on the earnings from these assets. In addition, the Company has not provided for U.S. deferred taxes on foreign earnings that could be taxed in the United States upon the occurrence of certain events in a future period. The Company plans, subject to approval by its Board of Directors, to implement a business restructuring that will better integrate the operations of the Company. This integration will change the U.S. tax classification of certain of its subsidiaries before the occurrence of any events that could give rise to a tax liability. Should management's expectations change regarding the length of time a mobile asset will be operating in a given location, or should the Company choose not to implement the planned business restructuring, the Company would be required to record additional deferred taxes that could have a material adverse effect on its financial position, results of operations and cash flows.

  GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS COULD SIGNIFICANTLY AFFECT THE COMPANY'S OPERATIONS

     The Company's operations are subject to numerous federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. As a result, the application of these laws could materially adversely affect the Company's results of operations by increasing its cost of doing business, discouraging its customers from drilling for hydrocarbons or subjecting it to liability. For example, the Company, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the Outer Continental Shelf, is liable for damages and for the cost of removing oil spills for which it may be held responsible, subject to certain limitations. The Company's operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Laws and regulations protecting the environment have generally become more stringent, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. For a discussion of potential environmental liabilities affecting the Company, see "Item 3. Legal
Proceedings -- Environmental Matters."

  THE COMPANY MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET ITS DEBT SERVICE OBLIGATIONS

     The amount of debt that the Company can manage in some periods may not be as large as in other periods because its earnings and cash flows vary significantly from year to year following trends in the oil and gas industry. The Company's ability to generate cash flow from operations to pay its debt will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors. The Company cannot control many of these factors, such as general economic and financial conditions in the oil and gas industry, the economy at large and competitive initiatives of its competitors. The Company's future cash flow may be insufficient to meet all of its debt obligations and commitments, and any insufficiency could negatively impact its financial position.

     If the Company does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as refinancing or restructuring its debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. The Company can provide no assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on terms acceptable to the Company, if at all. The Company's inability to generate sufficient cash flow to satisfy all of its debt obligations, or to refinance its indebtedness on commercially reasonable terms, would materially adversely affect its financial position, results of operations and cash flows.

  SFIC HOLDINGS HAS THE ABILITY TO SIGNIFICANTLY INFLUENCE MATTERS ON WHICH SHAREHOLDERS MAY VOTE

     SFIC Holdings (Cayman), Inc. ("SFIC Holdings"), a wholly owned subsidiary of Kuwait Petroleum Corporation, which is in turn wholly owned by the State of Kuwait, holds approximately 18.7% of the outstanding ordinary shares of the Company.

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

     Although the owners of all the ordinary shares after the Merger are entitled to one vote per share, as long as Kuwait Petroleum Corporation and its affiliates own at least 10% of the outstanding ordinary shares or at least 10% of the outstanding voting shares of the Company, the consent of SFIC Holdings is required to change the jurisdiction of incorporation of the Company or any existing subsidiary or to incorporate a new subsidiary in a jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates. This restriction on the Company may limit its ability to take action it deems to be in the best interest of its other shareholders.

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

  THE COMPANY'S SHAREHOLDERS HAVE LIMITED RIGHTS UNDER CAYMAN ISLANDS LAW

     The Company is incorporated under the laws of the Cayman Islands, and its corporate affairs are governed by its memorandum of association and its articles of association and by the Companies Law (2001 Second

Revision) of the Cayman Islands. Principles of law relating to matters such as the validity of corporate procedures, the fiduciary duties of management, directors and controlling shareholders and the rights of shareholders differ from those that would apply if the Company were incorporated in a jurisdiction within the United States. Further, the rights of shareholders under Cayman Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent applicable in some U.S. jurisdictions. As a result, GlobalSantaFe's shareholders may face more uncertainty in protecting their interests in the face of actions by the management or directors than they might have as shareholders of a corporation incorporated in a U.S. jurisdiction.

EMPLOYEES

     The Company had approximately 8,800 employees worldwide at December 31, 2002. The Company requires highly skilled personnel to operate its drilling rigs and, accordingly, conducts extensive personnel training and safety programs. A total of 114 of the Company's local employees in Trinidad, 52 local employees in Australia and 274 of the Company's local employees in Nigeria are represented by labor unions. The Company, through its membership in the U.K. Drilling Contractors Association, has entered into a recognition agreement with a union representing 1,512 employees in the U.K. sector of the North Sea. At such time as the Company recommences operations in Venezuela, local rig employees will be represented by a labor union.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age as of December 31, 2002, and office or offices currently held by each of the executive officers of the Company are as follows:

NAME                                        AGE   OFFICE OR OFFICES
----                                        ---   -----------------
Robert E. Rose............................  64    Chairman of the Board
C. Stedman Garber, Jr. ...................  59    President and Chief Executive Officer
Jon A. Marshall...........................  51    Executive Vice President and Chief Operating
                                                  Officer
Joe E. Boyd...............................  60    Senior Vice President, Human Resources and
                                                  Corporate Affairs
Roger B. Hunt.............................  53    Senior Vice President, Marketing
James L. McCulloch........................  50    Senior Vice President and General Counsel
W. Matt Ralls.............................  53    Senior Vice President and Chief Financial
                                                  Officer
Marion M. Woolie..........................  48    Senior Vice President, Operations
Douglas C. Stegall........................  57    Vice President and Controller
Douglas K. Vrooman........................  52    President of Applied Drilling Technology Inc.

     Officers serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer's principal occupation has been as an executive officer of the Company or its predecessors, Santa Fe International or Global Marine, for more than the past five years, with the exception of Messrs. Boyd, Stegall, Rose and Woolie. Mr. Boyd has been the Company's Senior Vice President, Human Resources and Corporate Affairs since November 2001. Previously, he served as the Company's Vice President, Human Resources and Corporate Affairs from 1985 until November 2001. Mr. Stegall has been the Company's Vice President and Controller since December 2002. Previously, he served in a management transition position from November 2001 to December 2002, following his service as Vice President and Controller of Global Marine from February 2000 until November 2001. Prior to such service, Mr. Stegall was Vice President and Controller of GSFDC. Prior to his election in November 2001 as the Chairman of the Board, Mr. Rose served as Global Marine's Chairman since May 1999 and its President and Chief Executive Officer since May 1998, prior to which he was President and Chief Executive Officer of Cardinal Services, Inc., an oil services company, since April 1998, and President and Chief Executive Officer of Diamond Offshore Drilling, Inc. and its predecessor, Diamond M Company, for more than a decade. Prior to his election in November 2001 as Senior Vice President, Operations of the Company,

Mr. Woolie served as President of GSFDC since 1998. He was GSFDC's Senior Vice President, Sales and Contracts, from 1997 to 1998, prior to which he was responsible for GSFDC's North and South American sales.

EXECUTIVE MANAGEMENT CHANGE

     C. Stedman Garber, Jr. has announced his intention to retire from his position as President and Chief Executive Officer and a director of the Company as of May 6, 2003, the date of the Company's annual general meeting. Jon A. Marshall, currently the Company's Executive Vice President and Chief Operating Officer, will succeed Mr. Garber as President and Chief Executive Officer and will stand for election as a director of the Company at the annual general meeting.

ITEM 3. LEGAL PROCEEDINGS

     Applied Drilling Technology Inc. ("ADTI"), a wholly owned subsidiary of the Company, was a defendant in a civil lawsuit filed in September 2001 by Newfield Exploration Co. ("Newfield") and its insurance underwriters in the United States District Court for the Eastern District of Louisiana. The lawsuit arose out of damage caused to an offshore well owned by Newfield, which had been drilled by ADTI pursuant to a turnkey contract. The lawsuit has been dismissed with prejudice by the court, and Newfield has waived its right to appeal.

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

     In November 1999, because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships in a timely manner, the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement"). The Company ultimately provided a total of $103.1 million under the Funding Agreement.

     The Lessors and the Company were involved in arbitration proceedings with the Shipbuilder, in which the Shipbuilder claimed breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner furnished equipment and information relating thereto, change orders and additional compensation for increased steelweight. The Company was involved in an arbitration proceeding with Fred. Olsen Energy ASA ("Olsen") relating to disputes under the Funding Agreement. In February 2003, the Lessors and the Company agreed to pay an additional $8.2 million to the Shipbuilder and Olsen in exchange for settlement of all outstanding disputes between the parties. This amount is to be adjusted by reference to the award to be issued by the arbitration tribunal for the cost of completion arbitration in respect of the Glomar Jack Ryan, subject to a minimum additional payment of $7.7 million and a maximum additional payment of $10.0 million. In the event that the Company is required to pay the maximum amount of $10.0 million, total cost of construction will be $485.1 million for the two drillships.

     The Company filed a claim in 1993 in the amount of $40.6 million with the United Nations Compensation Commission ("UNCC") for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claim was for the loss of four rigs and associated equipment, lost revenue, and miscellaneous expenditures. The Governing Council of the UNCC has awarded the Company compensation in the amount of $22.1 million in a final, non-appealable, adjudication of the claim. The Company has been advised that the funds will be paid upon receipt of a formal request, which has now been made. As a result of this award, the Company recorded a pretax gain of $22.1 million in the first quarter of 2003.

ENVIRONMENTAL MATTERS

     The Company has certain potential liabilities in the area of claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state acts regulating cleanup of various waste disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

     The Company has been named as a PRP in connection with a site located in Santa Fe Springs, California known as the Waste Disposal, Inc. site. The Company and other PRPs have agreed with the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") to settle their potential liabilities for this site by agreeing to perform the remaining remediation required by EPA. The form of the agreement is a consent decree which has not yet been lodged or entered by the court. Although the settlement is not final until the decree is entered by the court, the Company expects the decree to be entered by the Court. The parties to the settlement have entered into a participation agreement which makes the Company liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, the consultant advising the group with respect to remediation believes that the remediation costs will be such that the Company's share of the remaining remediation costs will be less than $800,000. There are additional potential liabilities related to the site, but these cannot be quantified, and there is no reason at this time to believe that they will be material.

     The Company has also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. The Company and other PRPs have entered into an agreement with EPA and DOJ to resolve their potential liabilities. This agreement is also not final until the agreed-upon Consent Decree is entered by the court, but it is likely that it will be. Under the settlement, the Company is not likely to owe any substantial additional amounts for this site beyond what the Company has already paid. There are additional potential liabilities at this site, but these cannot be quantified at this time, and there is no reason to believe that they will be material.

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

OTHER LEGAL MATTERS

     There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Ordinary Shares, $.01 par value per share, are listed on the New York Stock Exchange under the symbol "GSF." The following table sets forth the high and low sales prices of the Company's Ordinary Shares as reported on the New York Stock Exchange Composite Transactions Tape for the calendar periods indicated. Data for periods prior to November 20, 2001, represents high and low prices for Santa Fe International's ordinary shares.

                                                              PRICE PER SHARE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2002
  First Quarter.............................................  $33.13   $25.00
  Second Quarter............................................   36.40    27.35
  Third Quarter.............................................   27.15    19.33
  Fourth Quarter............................................   26.20    21.90
2001
  First Quarter.............................................  $42.40   $27.50
  Second Quarter............................................   39.90    29.00
  Third Quarter.............................................   31.55    18.99
  Fourth Quarter............................................   29.72    19.75

     On February 28, 2003, the closing price of the Ordinary Shares, as reported by the NYSE, was $22.25 per share. As of February 28, 2003, there were approximately 2,885 shareholders of record of Ordinary Shares. This number does not include shareholders for whom shares are held in a nominee or street name.

DIVIDEND POLICY

     On March 4, 2003, the Company's Board of Directors increased the dividend for the first quarter of 2003 to $0.0375 per share, payable on April 15, 2003, to holders of record of Ordinary Shares as of the close of business on March 31, 2003. The Company (and, prior to November 20, 2001, Santa Fe International) paid a dividend of $0.0325 per share during each period shown in the table above. The dividends paid in a given quarter relate to the immediately preceding quarter. The Company's payment of dividends in the future, if any, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, cash requirements, future business prospects and other factors. There can be no assurance that the Company will pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

     In the following table, the Company's operating results for 2002 represent operations of the combined company. Operating results for 2001 include Global Marine's operations for the full year and Santa Fe International's operations from the November 2001 merger date (42 days). Selected financial data for years prior to 2001 represents the operations of Global Marine only. As a result, comparisons to prior years' data may not be meaningful. In April 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred," requiring that all reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company previously recorded certain reimbursements received from customers as a reduction of the related expenses incurred, and in order to implement the consensus, certain reimbursements received from customers for the periods presented have been reclassified as revenues and related operating expenses. Operating income and net income for all periods presented were not affected by this reclassification. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data."

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                                FIVE-YEAR REVIEW

                                                   2002       2001       2000       1999       1998
                                                 --------   --------   --------   --------   --------
                                                 (IN MILLIONS, EXCEPT PER SHARE AND OPERATIONAL DATA)
FINANCIAL PERFORMANCE
Revenues:
  Contract drilling............................  $1,606.5   $  960.4   $  598.5   $  528.5   $  759.5
  Drilling management services.................     400.6      409.3      440.1      321.2      485.5
  Oil and gas..................................      10.6       13.9       20.1        8.3        3.8
                                                 --------   --------   --------   --------   --------
          Total revenues.......................  $2,017.7   $1,383.6   $1,058.7   $  858.0   $1,248.8
                                                 ========   ========   ========   ========   ========
Operating income:
  Contract drilling............................  $  360.2   $  338.5   $  184.5   $  153.5   $  361.7
  Drilling management services.................      28.6       33.4       21.6       13.3      (30.7)
  Oil and gas..................................       4.8        8.4       12.2        2.0        0.3
  Restructuring costs(1).......................        --      (22.3)      (5.2)        --         --
  Corporate expenses...........................     (61.8)     (28.1)     (24.6)     (25.5)     (20.8)
                                                 --------   --------   --------   --------   --------
          Total operating income...............     331.8      329.9      188.5      143.3      310.5
                                                 --------   --------   --------   --------   --------
Other income (expense):
  Interest expense.............................     (57.1)     (57.4)     (63.6)     (56.6)     (46.9)
  Interest capitalized.........................      20.5        1.1       26.4       25.9       17.2
  Interest income..............................      15.1       13.9        4.0        2.7        3.3
  Gain on sale of assets(2)....................        --       35.6         --         --         --
  Other........................................       2.3       (0.6)        --         --         --
                                                 --------   --------   --------   --------   --------
          Total other income (expense).........     (19.2)      (7.4)     (33.2)     (28.0)     (26.4)
                                                 --------   --------   --------   --------   --------
          Income before income taxes...........     312.6      322.5      155.3      115.3      284.1
Provision for income taxes:
  Current income tax provision.................      53.5       22.2       12.4        3.4       18.5
  Deferred income tax provision (benefit)(3)...     (18.8)     101.5       29.0       22.4       42.3
                                                 --------   --------   --------   --------   --------
          Total provision for income taxes.....      34.7      123.7       41.4       25.8       60.8
                                                 --------   --------   --------   --------   --------
          Net income...........................  $  277.9   $  198.8   $  113.9   $   89.5   $  223.3
                                                 ========   ========   ========   ========   ========

                                                   2002       2001       2000       1999       1998
                                                 --------   --------   --------   --------   --------
                                                 (IN MILLIONS, EXCEPT PER SHARE AND OPERATIONAL DATA)
Net income per ordinary share:(4)
  Basic........................................  $   1.19   $   1.52   $   0.98   $   0.77   $   1.94
  Diluted......................................  $   1.18   $   1.50   $   0.95   $   0.76   $   1.91
Average ordinary shares -- Basic(4)............     233.7      130.5      116.6      115.7      115.1
Average ordinary shares -- Diluted(4)..........     236.5      137.5      119.3      117.6      116.9
Cash dividends declared per ordinary
  share(5).....................................  $   0.13   $ 0.0325   $     --   $     --   $     --
Capital expenditures(6)........................  $  574.1   $  158.4   $  177.8   $  448.1   $  637.7
Depreciation, depletion and amortization(7)....  $  254.4   $  146.3   $  107.0   $   88.8   $  103.9
FINANCIAL POSITION (END OF YEAR)
Working capital................................  $  656.8   $  722.2   $  221.5   $   63.4   $  117.0
Properties and equipment, net..................  $4,194.0   $3,897.6   $1,940.1   $1,868.6   $1,512.1
Total assets...................................  $5,808.2   $5,528.9   $2,396.8   $2,264.5   $1,971.6
Long-term debt, including capital lease
  obligation...................................  $  941.9   $  929.2   $  918.6   $  955.3   $  768.4
Shareholders' equity...........................  $4,234.2   $4,033.2   $1,270.9   $1,135.0   $1,040.4
OPERATIONAL DATA
Average rig utilization -- marine(8)...........        89%        93%        84%        76%        96%
Average rig utilization -- land(8).............        69%        84%        NA         NA         NA
Average dayrate -- marine(9)...................  $ 72,400   $ 75,300   $ 59,000   $ 59,600   $ 71,100
Average dayrate -- land(9).....................  $ 17,100   $ 16,500         NA         NA         NA
Number of active rigs -- marine (end of
  year)........................................        58         58         33         31         31
Number of active rigs -- land (end of
  year)(10)....................................        30         30         NA         NA         NA
Turnkey wells drilled..........................        78         97        122         76         77
Turnkey well completions.......................        20         22         27         16          4
Number of employees (end of year)..............     8,800      8,700      2,700      2,400      2,700

---------------

 (1) Restructuring costs for 2001 represent estimated restructuring costs associated with Global Marine recorded in connection with the Merger.

 (2) Includes a $35.1 million gain on the sale of the Glomar Beaufort Sea I concrete island drilling system, which was sold in June 2001.

 (3) Includes a $47.2 million charge incurred in the fourth quarter of 2001 for increased valuation allowances, partially offset by adjustments to prior years' tax contingencies.

 (4) Income per share data for years prior to 2001 has been restated to reflect the effect of the exchange ratio of 0.665 established in the merger agreement.

 (5) In 2001, cash dividends declared per ordinary share included a regular quarterly cash dividend of $0.0325 per ordinary share approved by the Company's Board of Directors in December 2001. Global Marine historically did not pay dividends on its common stock.

 (6) Capital expenditures for 2002 included approximately $12.8 million of capital expenditures related to the Company's rig building program that had been accrued but not paid as of December 31, 2002.

 (7) In 1999, the Company increased the estimated useful lives of certain of its drilling rigs. The effect of the change was to reduce 1999 depreciation expense by approximately $27.2 million.

 (8) The average rig utilization rate for a period represents the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.

 (9) Average dayrate is the ratio of contract drilling revenues less non-rig related revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. Non-rig related revenues, consisting mainly of cost reimbursements, were $74.9 million, $26.5 million, $14.4 million, $20.8 million and $17.1 million for 2002, 2001, 2000, 1999 and 1998, respectively. Inclusion of these amounts in the average dayrate calculation would increase the amount reported for each of the years specified by $2,100, $2,500, $2,700, $2,900 and $2,100 per day
     for 2002, 2001, 2000, 1999 and 1998, respectively, for the Company's marine rigs and $900 and $2,100 per day for 2002 and 2001, respectively, for the Company's land rigs. Global Marine had no land rig operations prior to the Merger in November 2001.

(10) Excludes Rig 159, which was held for sale as of December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a leading worldwide oil and gas drilling contractor, owning or operating a high quality, technologically advanced fleet of over 100 marine and land drilling rigs. The Company's fleet currently includes 13 floating rigs, 44 cantilevered jackup rigs, 31 land rigs and one platform rig. In addition, the Company or its affiliates operate 11 platform rigs for third parties and it participates in a joint venture that operates two semisubmersible rigs for third parties. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The following is a discussion of the Company's most significant accounting policies as well as the use of estimates.

  PROPERTIES AND DEPRECIATION

     Rigs and Drilling Equipment. Capitalized costs of rigs and drilling equipment include all costs incurred in the acquisition of capital assets including allocations of interest costs incurred during periods that assets are under construction. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of property sold or retired and the related accumulated depreciation are removed from the accounts; resulting gains or losses are included in income.

     Jackup drilling rigs and semisubmersibles are depreciated over lives ranging from 15 to 30 years, with salvage values of $0.5 million and $1.0 million, respectively, per rig. All land drilling rigs are depreciated over 15-year lives with no salvage value. Drillships, with the exception of the Glomar Explorer, are depreciated over 20-year lives, with salvage values of $1.0 million per rig. The Glomar Explorer is being depreciated over approximately 28 years, which represents the time that remained on its 30-year lease as of the date it entered service following its conversion to a drillship, with no salvage value.

     The Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, among other things, requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value and establishes criteria to determine when a long-lived asset is classified as available for sale. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

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

  REVENUE RECOGNITION

     The Company's contract drilling business provides crewed rigs to customers on a dayrate basis. Dayrate contracts can be for a specified period of time or the time required to drill a specified well or number of wells. Revenues and expenses from dayrate drilling operations, which are classified under contract drilling services, are recognized on a per-day basis as the work progresses. Lump-sum fees received as compensation for the cost of relocating drilling rigs from one major operating area to another, whether received up-front or upon termination of the drilling contract, are recognized as earned, which is generally over the term of the related drilling contract.

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

     The Company has not provided for U.S. deferred taxes on the unremitted earnings of its U.S. subsidiaries and their controlled foreign corporations ("U.S. Subsidiaries") that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of its U.S. Subsidiaries, the Company would be required to record additional U.S. deferred taxes.

     In certain circumstances, management expects that, due to the changing demands of the offshore drilling markets, the Company's mobile assets are more likely than not to be redeployed to other locations before those assets operate in certain jurisdictions long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized on the earnings from these assets. In addition, the Company has not provided for U.S. deferred taxes on foreign earnings that could be taxed in the United States upon the occurrence of certain events in a future period. The Company plans, subject to approval by its Board of Directors, to implement a business restructuring that will better integrate the operations of the Company. This integration will change the U.S. tax classification of certain of its subsidiaries before the occurrence of any events that could give rise to a tax liability. Should management's expectations change regarding the length of time a mobile asset will be operating in a given location, or should the Company choose not to implement the planned business restructuring, the Company would be required to record additional deferred taxes that could have a material adverse effect on its financial position, results of operations and cash flows.

  GOODWILL

     The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The Company has defined reporting units within its contract drilling segment based upon economic and market characteristics of these units. All of the goodwill recorded in connection with the Merger has been allocated to the jackup drilling fleet reporting unit, as these rigs were the primary source of value in the Merger discussions and negotiations. The estimated fair value of this reporting unit for purposes of the Company's annual goodwill impairment testing is based upon the present value of its estimated future net cash flows, utilizing a discount rate based upon the Company's cost of capital.

  STOCK-BASED COMPENSATION

     The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, is charged to income over the vesting period. No compensation cost has been recognized for any of the Company's outstanding stock options, all of which have exercise prices equal to the market price of the stock on the date of grant.

  PENSION COST AND OTHER POSTRETIREMENT BENEFITS

     The Company's pension costs and liabilities are actuarially determined based on certain assumptions including expected long-term rates of return on plan assets, rate of increase in future compensation levels and the discount rate used to compute future benefit obligations. The expected long-term rate of return on plan assets used to compute pension cost was 9% for 2002, 2001 and 2000. The assumed rate of increase in future compensation levels was 4.5% for 2002 and 2001, and 6.0% for 2000. The discount rate used to compute the projected benefit obligation was 6.75% for 2002, 7.25% for 2001 and 7.5% for 2000. The Company's policy is to use a discount rate comparable to rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the Company's pension benefits. Actuarial gains and losses resulting from experience different from these assumptions or from changes in these assumptions are amortized over the remaining service period of active employees expected to receive benefits under the plans. Actual results could differ materially from estimated amounts. For a discussion of the components of the Company's net periodic pension cost and the funded status of the Company's pension plans, see Note 9 of Notes to the Consolidated Financial Statements.

     As of December 31, 2002, the Company had an unrecognized net actuarial loss of $109.9 million. This loss will be recognized in net periodic pension cost over the estimated remaining service lives of the active participants in the plans. Approximately $11 million of this loss is expected to be recognized in 2003.

     The calculation of other postretirement benefits costs and liabilities includes the weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits. These assumptions are based on data available to management at the time these assumptions are made. Actual results could differ materially from estimated amounts.

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

     Tax estimates. The Company's ability to realize the benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has established a valuation allowance against the future tax benefit of a portion of its NOL carryforwards and could be required to record an additional valuation allowance if market conditions deteriorate and future earnings are below, or are projected to be below, its current estimates.

     Turnkey drilling estimates. The Company typically relies on detailed cost estimates created by project engineering staff to compute and book profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted when final actual project costs have been determined, which may result in adjustments to previously recorded amounts.

     Accrued claims and liabilities. The Company estimates its accrued claims and liabilities based on the facts and circumstances specific to the claims and past experience with similar claims. The actual outcome of litigated claims could differ significantly from estimated amounts.

     Fair values of financial instruments. The Company estimates the fair values of its financial instruments based on available third-party market quotes for its financial instruments or market quotes based on financial instruments with similar characteristics. Where market quotes are unavailable, the Company bases its estimates of fair values on the net present value of estimated future cash flows.

     Cash flow estimates. The Company's estimates of future cash flows are based on the most recent currently available market and operating data for the applicable asset or reporting unit at the time the estimate is made. In addition to fair value calculations discussed above, cash flow estimates are also used to determine certain tax-related valuations and for asset impairment analyses. Actual results could differ materially from these estimated amounts.

MERGER WITH SANTA FE INTERNATIONAL

     On November 20, 2001, Global Marine merged with a subsidiary of Santa Fe International and became a wholly owned subsidiary of Santa Fe International, which was renamed GlobalSantaFe Corporation at the time of the Merger.

     The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the stockholders of Global Marine owned slightly over 50% of GlobalSantaFe after the Merger, Global Marine was considered the acquiring entity for accounting purposes. Accordingly, the historical basis of Global Marine in its assets and liabilities has been carried forward to the consolidated financial statements of the Company. The assets and liabilities of Santa Fe International were recorded at estimated fair market value at the date of the Merger in the consolidated financial statements of the Company, with the excess of the purchase price over the sum of such fair values recorded as goodwill.

     In connection with the Merger, the Company implemented a restructuring program that included the consolidation of Santa Fe International's administrative office in Dallas, Texas, Global Marine's administrative office in Lafayette, Louisiana, and Global Marine's administrative office in Houston, Texas, into a single administrative office in Houston, the consolidation of Santa Fe International's and Global Marine's North Sea administrative offices in Aberdeen, Scotland and the separation of 167 employees from the Company. The employee functions affected were primarily corporate support in nature and included accounting, information technology, and employee benefits, among others. Approximately 60% of the affected positions were located in Dallas, 23% were located in Houston and Lafayette, and the remaining 17% were located in Aberdeen.

     Estimated restructuring costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001. Changes in estimated costs, consisting mainly of refinements of cost estimates, and payments related to these restructuring costs for the year ended December 31, 2002, are summarized as follows:

                                                                 OFFICE CLOSURES      DIRECTORS'
                                                 EMPLOYEE       AND CONSOLIDATION   SEPARATION AND
RESTRUCTURING COSTS:                          SEVERANCE COSTS     OF FACILITIES     OTHER COSTS(1)      TOTAL
--------------------                          ---------------   -----------------   --------------      -----
                                                                      ($ IN MILLIONS)
HOUSTON AND LAFAYETTE OFFICES:
Number of Employees -- 38
Liability at 12/31/01......................        $ 8.2              $ 4.1             $ 2.5           $ 14.8
Changes in estimated costs.................         (2.2)               2.6              (0.5)            (0.1)
2002 payments..............................         (2.6)              (2.1)               --             (4.7)
                                                   -----              -----             -----           ------
Liability at 12/31/02......................          3.4                4.6               2.0             10.0
                                                   -----              -----             -----           ------
ABERDEEN OFFICE:
Number of Employees -- 16
Liability at 12/31/01......................          0.9                0.2               0.1              1.2
Changes in estimated costs.................         (0.1)               0.3              (0.1)             0.1
2002 payments..............................         (0.7)              (0.5)               --             (1.2)
                                                   -----              -----             -----           ------
Liability at 12/31/02......................          0.1                 --                --              0.1
                                                   -----              -----             -----           ------
TOTAL:
Number of Employees -- 54
Liability at 12/31/01......................          9.1                4.3               2.6             16.0
Changes in estimated costs.................         (2.3)               2.9              (0.6)              --
2002 payments..............................         (3.3)              (2.6)               --             (5.9)
                                                   -----              -----             -----           ------
Liability at 12/31/02......................        $ 3.5              $ 4.6             $ 2.0           $ 10.1
                                                   =====              =====             =====           ======

---------------

(1) The liability at December 31, 2002, included $2.0 million of special termination costs related to certain retirement plans, which were included in Other long-term liabilities in the Consolidated Balance Sheets.

     Estimated costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of SFAS No. 141, "Business Combinations." Changes in estimated costs, consisting primarily of costs associated with employee terminations and further employee relocation costs, and payments related to this liability for the year ended December 31, 2002, are summarized as follows:

                                                                         OFFICE CLOSURES      DIRECTORS'
                                      EMPLOYEE           EMPLOYEE       AND CONSOLIDATION   SEPARATION AND
PURCHASE PRICE:                   SEPARATION COSTS   RELOCATION COSTS   OF FACILITIES(1)     OTHER COSTS     TOTAL
---------------                   ----------------   ----------------   -----------------   --------------   ------
                                                                   ($ IN MILLIONS)
Number of Employees -- 113
Liability at 12/31/01...........       $  9.5             $ 5.4               $11.5             $ 0.9        $ 27.3
Changes in estimated costs......          4.8               2.8                  --              (0.4)          7.2
2002 payments...................        (11.6)             (7.7)               (1.2)             (0.2)        (20.7)
                                       ------             -----               -----             -----        ------
Liability at 12/31/02...........       $  2.7             $ 0.5               $10.3             $ 0.3        $ 13.8
                                       ======             =====               =====             =====        ======

---------------

(1) The liability at December 31, 2002, included $7.6 million related to the Dallas office lease obligation, which was included in Other long-term liabilities in the Consolidated Balance Sheets.

     In addition to the amounts in the above table, Santa Fe International paid $10.0 million in 2001 to SFIC Holdings in consideration for SFIC Holdings' consent to the Merger. This consent was required pursuant to an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings that required the consent of SFIC Holdings to, among other things, significant corporate actions by Santa Fe International, including the issuance of equity securities, sale of significant assets or a change in the corporate domicile of Santa Fe International or any of its subsidiaries.

OPERATING RESULTS

     The Company's operating results for 2002 represent the first full year of operations of the combined company, while the Company's results of operations for 2001 include Global Marine's operations for the full year and Santa Fe International's operations from November 20, 2001 (42 days). The Company's results of operations for 2000 represent the operations of Global Marine only. As a result, year-to-year comparisons may not be meaningful.

     In April 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred." The EITF consensus requires that all reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company previously recorded certain reimbursements received from customers as a reduction of the related expenses incurred. In connection with the implementation of the consensus on this issue, the Company has reclassified certain reimbursements received from customers for the years ended December 31, 2001 and 2000, as revenues and related operating expenses to conform to the 2002 presentation. Operating income and net income for all periods presented were not affected by this reclassification. Amounts classified as revenues and expenses for 2002 pursuant to this consensus and the amounts of revenues and expenses reclassified by segment for each prior period presented are as follows (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Contract drilling...........................................  $74.9    $26.5    $14.4
Drilling management services................................   11.3      7.7      4.5
                                                              -----    -----    -----
                                                              $86.2    $34.2    $18.9
                                                              =====    =====    =====

  SUMMARY

     Data relating to the Company's operations by business segment follows:

                                                     INCREASE                INCREASE
                                           2002     (DECREASE)     2001     (DECREASE)     2000
                                         --------   ----------   --------   ----------   --------
                                                             ($ IN MILLIONS)
Revenues:
  Contract drilling....................  $1,619.0        66%     $  974.1       61%      $  603.6
  Drilling management..................     416.8         0%        417.3       (7)%        450.1
  Oil and gas..........................      10.6       (24)%        13.9      (31)%         20.1
  Less: Intersegment revenues..........     (28.7)       32%        (21.7)      44%         (15.1)
                                         --------                --------                --------
                                         $2,017.7        46%     $1,383.6       31%      $1,058.7
                                         ========                ========                ========
Operating income:
  Contract drilling....................  $  360.2         6%     $  338.5       83%      $  184.5
  Drilling management..................      28.6       (14)%        33.4       55%          21.6
  Oil and gas..........................       4.8       (43)%         8.4      (31)%         12.2
  Restructuring costs..................        --      (100)%       (22.3)     329%          (5.2)
  Corporate expenses...................     (61.8)      120%        (28.1)      14%         (24.6)
                                         --------                --------                --------
                                         $  331.8         1%     $  329.9       75%      $  188.5
                                         ========                ========                ========

     Operating income in 2002 increased by $1.9 million to $331.8 million from $329.9 million in 2001, due primarily to the inclusion of $168.7 million attributable to the full-year operations of the Santa Fe International drilling fleet. Excluding the contribution from the Santa Fe fleet, operating income decreased by $166.8 million due primarily to lower dayrates and utilization in the U.S. Gulf of Mexico, increases in repair and maintenance expenses, reduced turnkey drilling activity, lower average oil and gas prices and an increase in corporate expenses. Operating income for 2002 included $22.7 million of transition expenses, which are costs incurred in connection with the Merger and subsequent integration of Global Marine and Santa Fe International. Such costs are not considered to be indicative of the Company's ongoing operations. Operating income for 2001 included a $22.3 million charge in connection with a restructuring program related to the Merger.

     Operating income in 2001 increased by $141.4 million to $329.9 million from $188.5 million in 2000. Approximately $114.6 million of this increase was attributable to Global Marine's operating results, and $26.8 million was attributable to Santa Fe International's operating results from the date of the Merger. The increase in Global Marine's operating income in 2001 as compared to 2000 was primarily attributable to the full-year results of the Glomar C.R. Luigs and Glomar Jack Ryan drillships, which were added to the Company's fleet in April 2000 and December 2000, respectively, along with increases in average dayrates and rig utilization. These increases were offset in part by the $22.3 million restructuring charge related to the Merger noted above.

     In August 2002, the existing drilling contract for the Glomar Jack Ryan ultra-deepwater drillship was assigned by the Company's customer to their Australian subsidiary to drill a series of deepwater wells on the western and southern coasts of Australia. To facilitate the assignment of this contract, the Company was paid $21.7 million, which is being amortized over the remaining contract term expiring August 1, 2003.

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

  PRO FORMA FINANCIAL INFORMATION

     The following unaudited condensed consolidated pro forma results for the years ended December 31, 2001 and 2000, has been prepared as if the Merger had occurred on January 1, 2000. Revenues for both periods have been reclassified pursuant to EITF Issue 01-14 discussed above. If Global Marine and Santa Fe International had merged on this date, GlobalSantaFe might have performed differently. The pro forma financial information should not be relied on as an indication of the financial position or results of operations that the Company would have achieved had the Merger taken place at a different date or of the future results that the Company will achieve.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                   (IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $2,058.5     $1,658.0
Operating income............................................      497.7        293.7
Income before income taxes..................................      525.1        276.0
Net income..................................................      377.8        232.6
Earnings per ordinary share:
  Basic.....................................................   $   1.62     $   1.00
  Diluted...................................................   $   1.59     $   0.98

     The pro forma information includes adjustments for additional revenue based on the fair market value of certain drilling contracts acquired, elimination of goodwill amortization, additional depreciation based on the fair market value of drilling rigs and other property and equipment acquired and related adjustments for income taxes, reflecting the incremental benefit attributable to the effect of the Company's tax structure on the earnings of the combined companies.

  BACKLOG

     The Company's contract drilling backlog at December 31, 2002, totaled approximately $1.2 billion, of which approximately $800 million is expected to be realized in 2003. Contract drilling backlog at December 31, 2001 was $1.4 billion.

  MARKET CONDITIONS

     The drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles are highly volatile and are traditionally influenced by a number of factors, including oil and gas prices, the spending plans of the Company's customers and the highly competitive nature of the offshore drilling industry. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. A summary of current market conditions in the Company's areas of operations follows:

     North Sea. The Company currently operates three semisubmersibles, five cantilevered heavy-duty harsh environment jackups, three cantilevered jackups and a platform rig in the North Sea market. Utilization and dayrates for both jackups and semisubmersibles have declined in this market following the announcement of tax law changes in the United Kingdom, the recent period of reorganization and asset sales among our clients, and the reassessment of production targets by our clients. The Company expects continued weakness in this market and anticipates that several of its rigs currently under contract in this area will either continue to receive low dayrates, or be idle when their current contracts expire. The Company also expects jackup dayrates to soften in the first quarter of 2003, and anticipates semisubmersible and jackup market weakness to continue throughout 2003, likely resulting in intermittent periods of idle time for a portion of its rigs. In the fourth quarter of 2002, the Company mobilized one of its semisubmersibles that had previously been operating in this market to a shipyard in Poland for painting and other maintenance, after which it will be cold-stacked in Scotland.

     U.S. Gulf of Mexico. The Company currently operates two semisubmersibles and ten cantilevered jackups in the U.S. Gulf of Mexico market, which is characterized by short-term contracts. Although the U.S. Gulf of Mexico jackup market has historically reacted to changes in natural gas prices, recent high natural gas prices have thus far had little effect on utilization, and this market is currently experiencing significant idle capacity for both jackups and semisubmersibles. One of the Company's semisubmersibles in this market is currently committed until June 2003, and the other is operating under a contract that expires in the first quarter of 2003. Dayrates for jackup rigs marginally improved during the first half of 2002 but have weakened slightly since that time. Despite this market weakness, the Company's ten jackups in the U.S. Gulf of Mexico experienced 96% utilization in the fourth quarter of 2002 while generally maintaining market dayrates.

     Ultra-deepwater drillship market. The Company currently operates three drillships in the ultra-deepwater markets in the U.S. Gulf of Mexico (two units) and Australia (one unit). The worldwide ultra-deepwater market is currently oversupplied, and the contracts of numerous units in this class worldwide are expected to expire in 2003 and 2004. There are presently fewer oil companies pursuing operations in ultra-deepwater, and several oil companies with these types of rigs under contract have offered them to other oil companies at subsidized dayrates. While the Company's ultra-deepwater drillships have been operating under long-term contracts, one contract will expire in April 2003, to be followed by a 60-day contract at a significantly reduced dayrate, and the contracts of the other two drillships will expire in the third quarter of 2003. The Company currently has no long-term commitments for its drillships following these expirations.

     West Africa. The Company currently operates two semisubmersibles and nine cantilevered jackups in this market. One of the Company's semisubmersibles in this market is contracted through 2003, while the other is contracted through a substantial portion of 2003. While jackup dayrates and utilization remained firm in this market throughout most of 2002, recent jackup contract early terminations in Nigeria and possible rig relocations into this market may cause dayrates and utilization to decline in the West Africa market. Although the Company is facing the potential for lower dayrates and utilization for its nine jackups, four of its jackups in this market are contracted through 2003.

     Middle East and Mediterranean. The Company currently operates six cantilevered jackups in the Middle East region and two cantilevered jackups in the Mediterranean region offshore North Africa, with one additional cantilevered jackup being mobilized to the Mediterranean. Although both markets appear to be stable, contracts on two of these rigs expire in the first quarter of 2003 and the current contract on an additional rig expires in the second quarter of 2003. The Company's moored drillship is cold-stacked in Malta.

     Southeast Asia. The Company currently operates six cantilevered jackups in Southeast Asia. Four of these jackups are contracted beyond the end of 2003, with a fifth jackup rig contracted until the fourth quarter of 2003. The remaining jackup concluded a contract in the first quarter of 2003 and will undergo modifications and upgrades in a Singapore shipyard, with no contract commitment thereafter. Although the market is generally balanced in this region and utilization remains high, the Company has observed a reduction in dayrates in recent contract placements.

     Other. In Northeast Canada, the Company currently operates one semisubmersible and one heavy-duty harsh environment jackup. The semisubmersible is undergoing upgrades and modifications during the first quarter of 2003 prior to the mid-2003 commencement of a two-year contract. The jackup is under contract until the fourth quarter of 2003. In Trinidad and Tobago, the Company currently operates one cantilevered jackup under a contract expiring in the second quarter of 2003.

     Land drilling fleet. The Company owns 31 land drilling rigs, with 19 of these located in the Middle East (Rig 159, located in the Middle East, is held for sale), four in North Africa and eight in Venezuela. All but three of the active rigs in the Middle East were under contract at the start of 2003, but the Company anticipates that utilization and dayrates for the Middle East and North Africa land rig markets may experience some softening in the first and second quarters of 2003.

     In March 2003, the Company suspended drilling operations and evacuated its employees from Kuwait in response to the threat of war in Iraq. Although the suspension of drilling operations is not expected to have a material impact on the Company's results of operations for the first quarter of 2003, the Company estimates, based on current contracts and commitments, that its results of operations for each subsequent quarter will be negatively impacted by approximately $0.03 per diluted ordinary share for each full quarter that operations are suspended. Should the threat of war continue, or if hostilities break out, the Company may be forced to evacuate employees in other countries in the region, possibly resulting in the termination of some contracts.

     Venezuela has been experiencing labor strikes and demonstrations and in 2002 experienced an attempt to overthrow the government. The implications and results of the political, economic and social instability in Venezuela are uncertain at this time, but the instability has had and is expected to continue to have an adverse effect on this market. None of the Company's land rigs located in Venezuela are currently operating.

  FUTURE MARKET FOR NEWBUILDS

     The GSF Constellation I, the first of the Company's two high-performance jackups currently under construction, is scheduled for delivery during the second quarter of 2003, while the GSF Development Driller I, the first of two ultra-deepwater semisubmersibles also under construction, and the GSF Constellation II are scheduled for delivery around the end of the first quarter of 2004. Although the Company has options for construction of additional jackup and ultra-deepwater semisubmersible units beyond these four, it does not intend to exercise these options. The Company's ability to obtain contracts for its newbuild rigs and the terms of such contracts will depend on market conditions at the time these rigs are available for contract. The Company is actively marketing the GSF Constellation I and the GSF Development Driller I. While the Company believes that its newbuild rigs will have substantial advantages in efficiency and capability over competitive equipment in the industry, it can provide no assurance that it will be able to obtain contracts for all of its new rigs or that the contract terms will be similar to those for similar equipment in current market conditions.

  CONTRACT DRILLING OPERATIONS

     Data with respect to the Company's contract drilling operations follows:

                                                      INCREASE               INCREASE
                                            2002     (DECREASE)   2001(2)   (DECREASE)   2000(3)
                                          --------   ----------   -------   ----------   -------
                                               ($ IN MILLIONS, EXCEPT FOR AVERAGE DAYRATES)
Contract drilling revenues by area:(1)
  North Sea.............................  $  453.4      187%      $ 158.0       120%     $  71.9
  U.S. Gulf of Mexico...................     342.0      (25)%       458.7        28%       357.4
  West Africa...........................     210.3       23%        170.7        59%       107.1
  Middle East...........................     173.2      640%         23.4        na           --
  Southeast Asia........................     122.7      837%         13.1        na           --
  South America.........................      89.2      (30)%       127.4       288%        32.8
  Other.................................     228.2      901%         22.8       (34)%       34.4
                                          --------                -------                -------
                                          $1,619.0       66%      $ 974.1        61%     $ 603.6
                                          ========                =======                =======
Average rig utilization
  Marine rigs...........................        89%                    93%                    84%
  Land rigs.............................        69%                    84%                    NA
Average dayrate(4):
  Marine rigs...........................  $ 72,400                $75,300                $59,000
  Land rigs.............................  $ 17,100                $16,500                     NA

---------------

(1) Includes revenues earned from affiliates.

(2) Includes the results of Global Marine for the full-year 2001 and the results of Santa Fe International from November 20, 2001 (42 days).

(3) Reflects the pre-Merger results of Global Marine only.

(4) See note (9) under "Item 6. Selected Financial Data."

  Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

     Contract drilling revenues increased by $644.9 million to $1,619.0 million in 2002 compared to $974.1 million in 2001 due primarily to $686.8 million from the addition of the Santa Fe International rigs to the Company's drilling fleet, partially offset by lower dayrates and utilization in the U.S. Gulf of Mexico.

     For 2002, 2001 and 2000, respectively, the Company's average offshore utilization for its drilling rigs in the U.S. Gulf of Mexico was 90%, 94% and 100%. The average utilization for rigs located in the North Sea was 85%, 88% and 62%, respectively, for 2002, 2001 and 2000. For the same periods, rigs located offshore West Africa averaged 86%, 97% and 77%, respectively, and rigs in South America averaged 100%, 94% and 100%, respectively. The Company's utilization rate for 2002 averaged 82% in Southeast Asia and 97% in the Middle East. Global Marine's offshore fleet did not operate in Southeast Asia or the Middle East during 2001 or 2000. The Company's land drilling utilization rates averaged 69% for 2002 and 84% for the 42 days in 2001.

     The Company's operating profit margin for contract drilling operations decreased to 22% in 2002, from 35% in 2001 due primarily to the addition of land drilling operations, which have historically operated at substantially lower margins than the Company's offshore fleet, and lower average dayrates in the U.S. Gulf of Mexico, along with an increase in depreciation expense due to the adjustment of the carrying values of the Santa Fe International rigs to their estimated market value in connection with the Merger. In addition, the Company's contract drilling operating results for 2002 were impacted by accelerated repair and maintenance expenditures on several rigs that were relocating, undergoing upgrades or idle, as well as a painting and maintenance project on one of its semisubmersibles. In accordance with its normal practice, the Company is taking advantage of idle rig time in the North Sea and elsewhere to perform repair, maintenance and upgrade work on several of its idle rigs, which will result in a continuation of this increased level of repair and maintenance costs in the first quarter of 2003.

     The Company recorded approximately $14.8 million of Merger-related transition expenses in its contract drilling operations during 2002, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International. Such costs are not considered to be indicative of the Company's ongoing operations.

     Along with the addition of the Santa Fe International drilling fleet, the mobilization of rigs between geographic areas also affected each area's revenues over the periods indicated. Subsequent to the Merger, the Company's mobilization of rigs was as follows: one jackup from the U.S. Gulf of Mexico to Trinidad in December 2001 and back to the U.S. Gulf of Mexico in August 2002; one drillship from the U.S. Gulf of Mexico to Trinidad in March 2002, back to the U.S. Gulf of Mexico in May 2002 and to Australia in September 2002; one jackup from Trinidad to the North Sea in May 2002; one jackup from Trinidad to West Africa in July 2002; one semisubmersible from the North Sea to the east coast of Canada in July 2002; and one jackup from the North Sea to West Africa in November 2002. Prior to the Merger, Global Marine mobilized one drillship from offshore Peru to West Africa in April 2000, one drillship from West Africa to the U.S. Gulf of Mexico in June 2000, one jackup from West Africa to the U.S. Gulf of Mexico in February 2001, one drillship from Trinidad to the U.S. Gulf of Mexico in May 2001, one semisubmersible from Canada to the North Sea in May 2001, one jackup from the U.S. Gulf of Mexico to West Africa in July 2001 and one jackup from the U.S. Gulf of Mexico to Trinidad in September 2001.

     As of January 31, 2003, 14 of the Company's offshore drilling rigs were located in the U.S. Gulf of Mexico; 12 rigs, including its platform rig, were located in the North Sea; 11 were offshore West Africa; six were in the Middle East; six were in Southeast Asia; two were offshore North Africa with one en route; two were off the northeast coast of Canada; one was offshore Trinidad and Tobago; one was off the western coast of Australia; one was cold-stacked in Malta and one was undergoing a painting and maintenance project in a shipyard in Poland, after which it will be cold-stacked in Scotland.

     As of January 31, 2003, 19 of the Company's 31 land rigs were located in the Middle East; eight were in South America and four were in North Africa.

     As of January 31, 2003, 53 of the Company's 58 offshore rigs were either committed or under contract, and 19 of the Company's 31 land rigs were under contract.

  Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

     Contract drilling revenues increased by $370.5 million in 2001 to $974.1 million compared to $603.6 million in 2000. Approximately $274.6 million of this increase was attributable to Global Marine's fleet, and $95.9 million was attributable to Santa Fe International's fleet from the Merger date. Of the $274.6 million increase in Global Marine's contract drilling revenues in 2001 as compared to 2000, $104.3 million was attributable to the addition of the Glomar C.R. Luigs drillship in April 2000 and the Glomar Jack Ryan drillship in December 2000, $95.1 million was attributable to an increase in average dayrates, $67.5 million was attributable to an increase in average rig utilization and $7.7 million was attributable to an increase in reimbursable revenues. The increase in average dayrates in 2001 as compared to 2000 was primarily due to operations in West Africa and the U.S. Gulf of Mexico, and the increase in average rig utilization was primarily due to operations in West Africa and the North Sea. Of the $95.9 million in contract drilling revenues attributable to Santa Fe International's fleet, $75.3 million was attributable to marine rigs and $20.6 million was attributable to land rigs.

     Operating income and operating margin increased to $338.5 million and 35%, respectively, for 2001 compared to $184.5 million and 31%, respectively, for 2000. Operating expenses increased by $216.5 million to

$635.6 million in 2001 from $419.1 million in 2000. Approximately $148.9 million of this increase was attributable to Global Marine's fleet, and $67.6 million was attributable to Santa Fe International's fleet from the Merger date. The increase in Global Marine's contract drilling operating expenses in 2001 as compared to 2000 was primarily due to higher operating costs in connection with the full-year operations of the Glomar C.R. Luigs and the Glomar Jack Ryan drillships, an increase in rig utilization and full-year crewed operations of the GSF Arctic II (formerly the Maersk Jutlander), which was being leased from the Company under a bareboat charter for most of 2000. Under this bareboat charter, the Company provided the customer with the rig, and the customer used its own crews to operate the rig.

  DRILLING MANAGEMENT SERVICES

  Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

     Drilling management services revenues decreased by $0.5 million to $416.8 million in 2002 from $417.3 million in 2001. The decrease in revenues consisted of a $59.8 million decrease attributable to fewer turnkey projects completed, partly offset by a $32.0 million increase attributable to higher average revenues per turnkey project and a $27.3 million increase in daywork, reimbursable and other revenues. The Company completed 98 turnkey projects in 2002 (78 wells drilled and 20 well completions) as compared to 119 turnkey projects in 2001 (97 wells drilled and 22 well completions).

     Drilling management services operating income decreased by $4.8 million to $28.6 million in 2002 from $33.4 million in 2001, and operating margin decreased to 6.9% in 2002 from 8.0% in 2001. These decreases were due primarily to the deferral of turnkey profit totaling $16.3 million and $9.9 million for 2002 and 2001, respectively, related to wells in which CMI was either the operator or held a working interest. Excluding the deferral of this profit, drilling management services operating income increased by $1.6 million to $44.9 million for 2002 from $43.3 million in 2001, due primarily to improved turnkey drilling performance in 2002 as compared to 2001. The Company incurred losses totaling $3.1 million on five of the 98 turnkey projects completed in 2002 compared to losses totaling $13.5 million on 11 of the 119 turnkey projects completed in 2001. The Company also recognized $2.1 million of estimated losses in the fourth quarter of 2002 related to a well in progress at December 31, 2002, that the Company completed at a loss in the first quarter of 2003.

  Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

     Drilling management services revenues decreased by $32.8 million to $417.3 million in 2001 from $450.1 million in 2000. Approximately $33.5 million of this decrease was attributable to Global Marine's operations, offset by a $0.7 million increase attributable to operations of Santa Fe International after the Merger. The decrease in Global Marine's revenues consisted of a $77.3 million decrease attributable to a decrease in the number of turnkey projects, partly offset by a $25.3 million increase attributable to higher average revenues per turnkey project and an $18.5 million increase attributable to daywork, reimbursable and other revenues. The Company completed 119 turnkey projects in 2001 (97 wells drilled and 22 well completions) as compared to 149 projects in 2000 (122 wells drilled and 27 well completions).

     Operating income for drilling management services increased by $11.8 million to $33.4 million in 2001 from $21.6 million in 2000, and operating profit margin increased to 8.0% in 2001 from 4.8% in 2000. Of the $11.8 million increase in drilling management services operating income for 2001 as compared to 2000, $11.3 million was attributable to Global Marine, and $0.5 million was attributable to the operations of Santa Fe International from the Merger date. The increase in operating margin in 2001 as compared to 2000 was due in part to the Company incurring fewer loss wells in 2001 as compared to 2000. The Company incurred losses totaling $13.5 million on 11 of the 119 turnkey projects in 2001 as compared to losses totaling $18.1 million incurred on 18 of the 149 turnkey projects during 2000.

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

  OTHER INCOME AND EXPENSE

     General and administrative expenses increased to $58.4 million in 2002 as compared to $26.0 million in 2001 due primarily to increases in personnel from the inclusion of Santa Fe International operations as a result of the Merger, transition expenses and an increase in pension expense. Transition expenses included in general and administrative expenses totaled approximately $7.9 million in 2002. Transition expenses for 2001 were not material. Transition expenses, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International, are not considered to be indicative of the Company's ongoing operations. Pension expense included in general and administrative expenses increased to $10.1 million in 2002 as compared to $3.5 million in 2001 due primarily to the inclusion of expenses related to legacy Santa Fe International plans, lower returns on plan assets and plan changes to conform benefits under the legacy pension plans as a result of the Merger.

     General and administrative expenses increased by $3.4 million to $26.0 million in 2001 from $22.6 million in 2000. Approximately $2.0 million of this increase was attributable to the operations of Santa Fe International after the Merger, and $1.4 million was attributable to Global Marine. The increase in Global Marine's general and administrative expenses was primarily due to an increase in information systems costs and professional fees, partly offset by lower compensation expense.

     Interest expense was $57.1 million for 2002, $57.4 million for 2001 and $63.6 million for 2000. Interest expense was essentially flat in 2002 as compared to 2001. The decrease in interest expense from 2000 to 2001 reflects lower effective interest rates for the year 2001 due to the issuance of the Zero Coupon Convertible Debentures in June 2000 as well as lower average debt balances.

     The Company capitalized approximately $20.5 million of interest costs in 2002 in connection with the Company's rig expansion program discussed in "Liquidity and Capital Resources -- Financing and Investing Activities." The Company capitalized interest costs of $1.1 million in 2001 in connection with the construction of these rigs. Global Marine capitalized interest costs of $26.4 million in 2000 in connection with the construction of the Glomar C.R. Luigs and Glomar Jack Ryan drillships.

     Interest income increased to $15.1 million in 2002 from $13.9 million in 2001 due to increased average cash, cash equivalents and marketable securities balances, primarily as a result of the Merger, and cash generated from operations, offset in part by lower interest rates earned in 2002 on the Company's cash, cash equivalents and marketable securities balances. Interest income increased to $13.9 million in 2001 from $4.0 million in 2000 primarily due to higher average cash balances and short-term investments in 2001 as compared to 2000.

     In June 2001, the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45.0 million, resulting in a pretax gain in the amount of $35.1 million.

     Other income totaled $2.3 million in 2002, due primarily to net gains totaling $4.0 million recorded on embedded derivative financial instruments associated with two-year variable-dayrate contracts for two of the Company's cantilevered jackups. See discussion in "Item 7A -- Quantitative and Qualitative Disclosures About Market Risk -- Commodity Price Risk." The net gains in 2002 were offset in part by a $1.1 million loss on the sale of long-term marketable securities related to one of the Company's retirement plans.

  INCOME TAXES

     The Company's effective tax rate was approximately 11% for the year ended December 31, 2002, as compared to 38% in 2001. Global Marine's effective tax rate was 27% in 2000. The lower effective tax rate for

2002 was due in part to the addition of the Santa Fe International operations, which increased earnings in international jurisdictions that are taxed at generally lower rates. The effective tax rate was further lowered by approximately $27 million of reduced annual tax costs related to intercompany debt incurred in connection with the Merger. In 2001, the Company recorded a valuation allowance against the NOL carryforwards of Global Marine and its subsidiaries. The effect of that valuation allowance was to increase 2001 tax expense by $47.2 million. The Company's ability to realize the benefit of Global Marine's U.S. NOL carryforwards requires that the Company achieve a certain level of future earnings in the United States prior to the expiration of its NOL carryforwards. Reduced activity levels in the U.S. Gulf of Mexico in 2001 contributed to a decrease in the expected future earnings of the Company's U.S. subsidiaries. Also, as a result of the Merger, the expiration dates of the Company's NOL carryforwards were accelerated by one year, decreasing the number of years available to fully utilize the NOL carryforwards before they expire. Based upon currently anticipated market conditions in the United States, the Company did not adjust the valuation allowance against the U.S. NOL carryforwards of Global Marine in 2002.

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

     In certain circumstances, management expects that, due to the changing demands of the offshore drilling markets, the Company's mobile assets are more likely than not to be redeployed to other locations before those assets operate in certain jurisdictions long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized on the earnings from these assets. In addition, the Company has not provided for U.S. deferred taxes on foreign earnings that could be taxed in the United States upon the occurrence of certain events in a future period. The Company plans, subject to approval by its Board of Directors, to implement a business restructuring that will better integrate the operations of the Company. This integration will change the U.S. tax classification of certain of its subsidiaries before the occurrence of any events that could give rise to a tax liability. Should management's expectations change regarding the length of time a mobile asset will be operating in a given location, or should the Company choose not to implement the planned business restructuring, the Company would be required to record additional deferred taxes that could have a material adverse effect on its financial position, results of operations and cash flows.

     The Company intends to permanently reinvest all of the unremitted earnings of its U.S. Subsidiaries in their businesses. As a result, the Company has not provided for deferred taxes on $1.2 billion of cumulative unremitted earnings at December 31, 2002. Should the Company make a distribution from the unremitted earnings of its U.S. Subsidiaries, the Company would be required to record additional U.S. deferred taxes that could have a material adverse effect on its financial position, results of operations and cash flows.

     The Company believes the positions taken on its tax returns with regard to the taxability of its subsidiaries are reasonable; however, it can provide no assurance that its positions will not be challenged or that, if challenged, it would prevail.

     In 2002 and 2003, various changes to the U.S. federal income tax code were proposed that, if enacted, could adversely affect the Company's United States federal income tax position. Many of the proposed changes target United States corporations that have expatriated to a foreign jurisdiction and would in certain cases treat such corporations as United States corporations for United States federal income tax purposes. Several of the proposals would have retroactive application and would treat the Company as a United States corporation. Some of the proposals would impose additional limitations on the deductibility for United States federal income tax purposes of certain intercompany transactions, including intercompany interest expense.

     At this time, it is impossible to predict what changes, if any, may be enacted, and if enacted, what effect it may have on the Company. However, there is a risk that changes to U.S. tax laws could substantially increase the income tax costs of the Company. If this were to occur, such changes could have a material adverse effect on the Company's financial position and future results of operations.

  TRANSACTIONS WITH AFFILIATES

     In connection with the initial public offering of Santa Fe International, Santa Fe International entered into an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings, which agreement was amended in connection with the Merger. The intercompany agreement, as amended, provides that, as long as Kuwait Petroleum Corporation and its affiliates, in the aggregate, own at least 10% of the Company, the consent of SFIC Holdings is required to change the jurisdiction of any existing subsidiary of the Company or incorporate a new subsidiary in any jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates or reincorporate the Company in another jurisdiction. The intercompany agreement, as amended, also provides SFIC Holdings the right to designate up to three representatives to the Company's Board of Directors based on SFIC Holdings' ownership percentage in the Company and provides SFIC Holdings rights to access information concerning the Company. At December 31, 2002, SFIC Holdings held approximately 18.7% of the outstanding ordinary shares of the Company.

     The Company provides contract drilling services in Kuwait to the Kuwait Oil Company, K.S.C. ("KOC"), a subsidiary of Kuwait Petroleum Corporation, and also provides contract drilling services to a partially owned affiliate of KOC in the Kuwait-Saudi Arabian Partitioned Neutral Zone. Such services are performed pursuant to drilling contracts containing terms and conditions and rates of compensation which materially approximate those that are customarily included in arm's-length contracts of a similar nature. In connection therewith, KOC provides the Company rent-free use of certain land and maintenance facilities and has committed to providing same, subject to the availability of the maintenance facilities, through the current term of the drilling contracts and extensions thereof as may be agreed. In relation to its drilling business in Kuwait, the Company has an agency agreement with a subsidiary of Kuwait Petroleum Corporation that obligates the Company to pay an agency fee based on a percentage of revenues. The Company believes the terms of this agreement are more favorable than those which could be obtained with an unrelated third party in an arm's-length negotiation, but the value of such terms is currently immaterial to the Company's results of operations.

     During the year ended December 31, 2002, the Company earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $62.7 million and paid $586,000 of agency fees pursuant to such agency agreement. During the period following the Merger until December 31, 2001, the Company earned revenues from KOC and its affiliate totaling $6.9 million and paid $80,000 of agency fees. At December 31, 2002 and 2001, the Company had accounts receivable from affiliates of Kuwait Petroleum Corporation of $11.1 million and $9.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES OF LIQUIDITY

     The Company's primary sources of liquidity are its cash and cash equivalents, marketable securities and cash generated from operations. As of December 31, 2002, the Company had $736.5 million of cash, cash equivalents and marketable securities, all of which was unrestricted. The Company had $707.9 million in cash, cash equivalents and marketable securities at December 31, 2001, all of which was unrestricted. Cash generated from operating activities totaled $551.1 million, $413.1 million and $280.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  FINANCING AND INVESTING ACTIVITIES

     The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with options for two additional similarly priced semisubmersibles, and up to four additional jackups, the first two of which are similarly priced. The Company does not intend to exercise these options. Estimated cash outlays in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, startup costs, capital spares and mobilization costs, are expected to total approximately $570 million, or $285 million per rig. Of the $570 million, $297 million had been incurred as of December 31, 2002. A total of approximately $188 million is expected to be incurred in 2003, and an additional $85 million is expected to be incurred in 2004. Estimated cash outlays in connection with the construction of two high-performance jackups, excluding capitalized interest, startup costs, capital spares and mobilization costs, are expected to total approximately $264 million, or $132 million per rig. Of the $264 million, $154 million had been incurred as of December 31, 2002. A total of approximately $95 million is expected to be incurred in 2003, and an additional $15 million is expected to be incurred in 2004. The first of two high-performance jackups, the GSF Constellation I, is expected to be delivered during the second quarter of 2003, and the first of two ultra-deepwater semisubmersibles, the GSF Development Driller I, is expected to be delivered around the end of the first quarter 2004. The Company expects to fund the construction and startup of these rigs from its existing cash and marketable securities balances and future cash flow from operations.

     None of the four vessels that the Company has under construction or has firm commitments to build has secured a contract for deployment upon completion. While the Company believes that its newbuild rigs will have substantial advantages in efficiency and capability over competitive equipment in the industry, it can provide no assurance that it will be able to obtain contracts for all of its new rigs or that the contract terms will be similar to those for similar equipment in current market conditions. The Company is actively marketing the GSF Constellation I and the GSF Development Driller I.

     Other significant financing and investing activities during the year ended December 31, 2002, were as follows:

     - Completed the sale of the Key Bermuda jackup drilling rig in the first quarter of 2002 to Nabors Drilling International Limited for $29 million, less selling costs of approximately $5 million.

     - Received approximately $35 million (including accrued interest), net of $7 million in sales commissions and payments to minority owners, in the first quarter of 2002, related to the 2001 sale of the Glomar Beaufort Sea I concrete island drilling system, which was sold to Exxon Neftegas Limited in June 2001. The Company sold the Glomar Beaufort Sea I for $45 million and received $5 million at closing. The remaining amount, plus interest, was recorded as a receivable, which was classified in Other assets in the Consolidated Balance Sheet at December 31, 2001.

     - Repurchased and retired 2,374,600 ordinary shares in the third quarter of 2002 pursuant to the Company's share repurchase program at an aggregate purchase price, including commissions, of $51.4 million.

     - Paid quarterly dividends of $0.0325 per ordinary share for the fourth quarter of 2001 and the first three quarters of 2002. These dividend payments totaled $30.4 million for the year ended December 31, 2002.

     - Announced in December 2002 that the Company's Board of Directors declared a regular quarterly cash dividend in the amount of $0.0325 per ordinary share. The dividend in the amount of $7.6 million was paid on January 15, 2003, to shareholders of record as of the close of business on December 31, 2002.

     - Funded approximately $30.7 million of accrued pension liabilities related to various pension plans in July 2002. As a result of, and at the time of, this payment, the Company was approximately 100% funded with respect to its accumulated benefit obligation as of January 1, 2002.

     The Company's debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders' equity and total debt, was 18.2% at December 31, 2002, compared to 18.8% at December 31, 2001. The Company's total debt includes the current portion of its capitalized lease obligation, which totaled $1.8 million at both December 31, 2002 and 2001.

     In January 2003, the Company entered into a lease-leaseback arrangement with a European bank related to the Company's Britannia cantilevered jackup. Pursuant to this arrangement, the Company leased the Britannia to the bank for a five-year term for a lump-sum payment of approximately $37 million, net of origination fees of approximately $1.5 million. The bank then leased the rig back to the Company for a five-year term, under which the Company will make annual lease payments of $8.0 million, payable in advance. The Company has classified this arrangement as a capital lease.

     On February 11, 2003, the Company issued $250 million of 5% Notes due 2013 (the "5% Notes") and received cash proceeds of approximately $247.6 million after deduction for discount, underwriting fees and estimated expenses. The Company plans to use the funds for general corporate purposes. Interest on the 5% Notes is payable on February 15 and August 15 of each year beginning on August 15, 2003. No principal payments are required with respect to the 5% Notes prior to their final maturity date. The Company has agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the 5% Notes for registered notes having substantially identical terms.

     On a pro forma basis, assuming that the Company completed the 5% Note offering and the lease-leaseback arrangement discussed above on December 31, 2002, the Company's cash and marketable securities balances would have totaled $1,021.1 million; total debt, including capitalized lease obligations, would have been $1,231.6 million; and the Company's debt to capitalization ratio would have been 22.5%.

  CASH FLOWS

     In 2002, cash flow provided by operating activities totaled $551.1 million. An additional $93.4 million was provided from the sales of properties and equipment, $63.6 million was provided from maturities of marketable securities, net of purchases, $27.3 million was provided from the issuance of ordinary shares, primarily in connection with the exercise of employee stock options and $6.4 million was provided from other sources, primarily bank overdrafts. From the $741.8 million sum of cash inflows, $561.3 million was used for capital expenditures, $51.4 million was used to purchase the Company's ordinary shares as part of the Company's share repurchase program and $30.4 million was used for dividend payments.

     In 2001, cash flow provided by operating activities totaled $413.1 million. An additional $190.7 million, representing Santa Fe International's cash and cash equivalents balances at November 20, 2001, was received in the Merger, $13.2 million was provided from the sales of properties and equipment and $7.6 million was provided from the exercise of employee stock options. From the $624.6 million sum of cash inflows, $158.4 million was used for capital expenditures, $24.5 million was used for purchases of marketable securities, net of maturities and $7.7 million was used for other purposes.

     In 2000, cash flow provided by operating activities totaled $280.6 million. An additional $292.6 million was provided from the issuance of the Zero Coupon Convertible Debentures (after deduction for legal, accounting and underwriting fees), $14.0 million was provided from exercises of employee stock options and $3.3 million was provided from other sources. From the $590.5 million sum of cash inflows, $349.9 million was used to reduce long-term debt, $177.8 million was used for capital expenditures and $1.8 million was used for other purposes.

  FUTURE CASH REQUIREMENTS

     As of December 31, 2002, the Company had total long-term debt, including the current portion of its capital lease obligation, of $943.7 million and shareholders' equity of $4.2 billion. Long-term debt consisted of $327.2 million (net of discount) Zero Coupon Convertible Debentures due 2020, $301.3 million (net of discount) 7 1/8% Notes due 2007, $296.7 million (net of discount) 7% Notes due 2028 and a capital lease obligation, including the current portion, totaling $18.5 million. The Company was in compliance with its debt covenants at December 31, 2002.

     Annual interest on the 7 1/8% Notes is $21.4 million, payable semiannually each March and September. Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. Annual interest on the 5% Notes issued in February 2003 is $12.5 million, payable semiannually each February and August, beginning August 15, 2003. No principal payments are due under all three issues until the maturity date.

     The Company may redeem the 7 1/8% Notes, the 7% Notes and the 5% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the 5% Notes, the Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes contain limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and on its ability to engage in certain sale/leaseback transactions. The Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes continue to be obligations of Global Marine. The Company has not guaranteed any of these obligations.

     The Zero Coupon Convertible Debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe Ordinary Shares (4,875,062 total shares, as restated to reflect the effect of the exchange ratio established in the Merger) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation.

     Capital expenditures for 2003 are currently estimated to be approximately $598 million, including $317 million in connection with the construction of the four newbuild marine rigs, $107 million for major upgrades to the marine fleet, $127 million for maintenance capital expenditures, $38 million for capitalized interest and $9 million for other capital expenditures.

     The Company has various commitments primarily related to its debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs. The Company expects to fund these commitments with cash generated from operations, but may use a portion of the proceeds of the 5% Notes to satisfy these obligations.

     The following table summarizes the Company's contractual obligations at December 31, 2002, giving effect to the 5% Notes and the Britannia lease discussed in "Financing and Investing Activities."

                                                                   PAYMENTS DUE BY PERIOD
                                                   -------------------------------------------------------
                                                              LESS THAN                            AFTER
CONTRACTUAL OBLIGATION                              TOTAL      1 YEAR     1-2 YEARS   3-4 YEARS   4 YEARS
----------------------                             --------   ---------   ---------   ---------   --------
                                                                        (IN MILLIONS)
Principal payments on long-term debt(1)..........  $1,206.6    $   --      $   --      $356.6     $  850.0
Interest payments................................     767.6      48.8        54.9        54.9        609.0
Capital lease obligations(2).....................      82.4       9.8         9.8         9.8         53.0
Non-cancellable operating leases.................      62.1      11.9        10.8         9.8         29.6
Drilling rig construction commitments(3).........     383.0     283.0       100.0          --           --
                                                   --------    ------      ------      ------     --------
  Total contractual obligations..................  $2,501.7    $353.5      $175.5      $431.1     $1,541.6
                                                   ========    ======      ======      ======     ========

---------------

(1) Represents cash payments required. Long-term debt is recorded net of unamortized discount at December 31, 2002. Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 23, 2005.

(2) Represents cash payments required. Obligation is recorded at net present value at December 31, 2002.

(3) See discussion of newbuild construction commitments in "Financing and Investing Activities."

     In August 2002, the Company's Board of Directors authorized the Company to repurchase up to $150 million of its ordinary shares from time to time depending on market conditions, the share price and other factors. At December 31, 2002, $98.6 million of this authorized amount remained available for future purchases.

     As part of the Company's goal of enhancing long-term shareholder value, the Company has from time to time considered and actively pursued business combinations and the acquisition or construction of suitable additional drilling rigs and other assets. If the Company decides to undertake a business combination or an acquisition or additional construction projects, the issuance of additional debt or additional shares could be required.

     The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its existing cash and marketable securities balances, the net proceeds from its 5% Notes and future cash flow from operations.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 142 and SFAS No. 144 effective January 1, 2002.

     SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The key provisions of SFAS No. 142:

     - Eliminate the amortization of goodwill and indefinite-lived intangible assets;

     - Require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); and

     - Require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

     At December 31, 2002, Goodwill in the Company's Condensed Consolidated Balance Sheet totaled approximately $386.9 million, substantially all of which was recorded in connection with the Merger. The Company has defined reporting units within its contract drilling segment based upon economic and market characteristics of these units. All of the goodwill recorded in connection with the Merger has been allocated to the jackup drilling fleet reporting unit, as these rigs were the primary source of value in the Merger discussions and negotiations. The estimated fair value of this reporting unit for purposes of the Company's annual goodwill impairment testing is based upon the present value of its estimated future net cash flows, utilizing a discount rate based upon the Company's cost of capital. The Company has completed its goodwill impairment testing for 2002 and was not required to record a goodwill impairment loss. The amortization of goodwill existing before the Merger was immaterial.

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

     SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, among other things:

     - Establishes criteria to determine when a long-lived asset is held for sale, including a group of assets and liabilities that represents the unit of accounting for a long-lived asset classified as held for sale;

     - Provides guidance on the accounting for a long-lived asset if the criteria for classification as held for sale are met after the balance sheet date but before the issuance of the financial statements; and

     - Provides guidance on the accounting for a long-lived asset classified as held for sale.

     The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted SFAS No. 145 in the second quarter of 2002. SFAS No. 145, among other things, addresses the criteria for the classification of extinguishment of debt as an extraordinary item and addresses the accounting treatment of certain sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the required adoption of SFAS No. 146 will have a material effect on its results of operations, financial position or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides three alternative methods of transition and disclosure requirements for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The three alternative methods available are: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, which is available only for companies converting to SFAS No. 123 prior to December 16, 2003, compensation cost is recognized for awards granted, modified or settled after the beginning of the year of adoption. The modified prospective method recognizes compensation costs from the beginning of the year of adoption as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. The retroactive restatement method provides that all periods presented are restated to reflect compensation costs as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. In addition to providing compensation cost recognition methods, SFAS No. 148 also requires certain disclosures, including the accounting method used for each period presented, a description of the method used to report the change in accounting principle and continuing tabular presentation of proforma net income and earnings per share effects for any awards outstanding under the intrinsic method of Accounting Principles Board Opinion No. 25. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148, and is currently evaluating the potential effects of the implementation of the transition requirements of this Statement on its financial position and results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation provides disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a liability for the fair value of the obligation undertaken in issuing certain guarantees shall be recognized at inception of the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that it has no material guarantees within the scope of FIN 45 other than the fully defeased financing leases for two of its drillships. See "Item
7A -- Quantitative and Qualitative Disclosures About Market Risk -- Interest Rate Risk."

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, or variable-interest entities ("VIEs"). FIN 46 is effective for public entities with VIEs created before February 1, 2003, at the beginning of the first interim or annual reporting period starting after June 15, 2003. For VIEs created after January 31, 2003, FIN 46 is effective immediately. Upon the applicable effective date, FIN 46 will become the guidance that determines whether consolidation is required and whether the variable-interest accounting model must be used to account for existing and new entities. The Company does not believe that it currently has any VIEs within the scope of FIN 46.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     Two of the Company's cantilevered jackup rigs are currently operating under similar dayrate contracts that expose the Company to commodity price risk. These two-year agreements, expiring in May 2004 and October 2004, respectively, each contain a variable-dayrate formula linked to crude oil prices, whereby dayrates earned under these contracts increase or decrease in response to increases or decreases in oil prices. Dayrates under these agreements are calculated using a sliding scale formula based on the arithmetic average of the daily closing price of Light Sweet Crude on the New York Mercantile Exchange ("NYMEX"), subject to a maximum of $28.00 per barrel and a minimum of $12.00 per barrel.

     The variable-dayrate formula contained in these agreements is comprised of multiple embedded derivative financial instruments as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of these embedded derivatives fluctuate in response to changes in oil prices.

     The Company has performed sensitivity analyses to assess the impact of these risks based on a hypothetical ten percent increase or decrease in NYMEX Light Sweet Crude futures prices over the remaining lives of these agreements at December 31, 2002. Oil prices are dependent on many factors that are impossible to forecast, and actual oil price increases or decreases could be greater than the hypothetical ten percent change.

     The Company estimates that if average oil prices over the remaining lives of these agreements increase by ten percent, undiscounted cash flows received for these agreements over their respective lives would increase by approximately $3.8 million and $4.0 million, respectively. Conversely, a ten percent decrease in oil prices over the life of the agreements would decrease cash flows over their respective lives by approximately $2.8 million and $3.0 million, respectively. A hypothetical ten percent increase in NYMEX oil prices over the lives of these agreements would increase the net fair values of the embedded derivatives contained in these contracts by $3.2 million and $3.5 million, respectively. Conversely, a ten percent decrease in oil prices over the lives of these agreements would decrease the net fair value of the embedded derivatives by approximately $2.4 million and $2.7 million, respectively. An 11% discount rate was applied to the future cash flows of the contracts to determine the net fair values discussed above. The net fair value, based upon market price, of the embedded derivatives in each of these contracts was an asset of approximately $2.5 million at December 31, 2002, or $5.0 million in the aggregate.

     As part of the Company's overall risk management strategy, the Company has entered into a number of commodity caps, swaps and floors designed to mitigate its exposure to fluctuations in fair values of the embedded derivatives in these contracts resulting from changes in oil prices. The net fair values of these derivative financial instruments represented a total obligation of $5.0 million at December 31, 2002.

INTEREST RATE RISK

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

     The Company has interest rate risk in connection with its fully defeased financing leases for the Glomar Jack Ryan and Glomar C.R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, the Company will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the December 31, 2002, LIBOR rate of 4.02% were to continue over the next ten years, the Company would be required to fund an additional estimated $50 million during that period. Any additional payments made by the Company pursuant to the financing leases would increase the carrying value of its leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. The Company does not expect that, if required, any additional payments made under these leases would be material to its financial position or results of operations in any given year.

     The Company does not consider its exposure to interest rate fluctuations to be material to its financial position, results of operations or cash flows.

FAIR VALUE RISK

     The objectives of the Company's short-term investment strategy are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As a result, the Company's investment portfolio at December 31, 2002, consists primarily of high credit quality commercial paper, Eurodollar debt securities and money market funds, all with original maturities of less than nine months. The Company believes that the carrying value of these investments approximates market value at December 31, 2002, due to the short-term nature of these instruments.

     The Company manages its fair value risk related to its long-term debt by using interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. Under these interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed-upon notional amount.

     In October 2002, the Company entered into a fixed-for-floating interest rate swap with a notional amount of $50 million, effective October 2002 through September 2007. This interest rate swap is intended to manage a portion of the fair value risk related to the Company's 7 1/8% Notes due 2007. Under the terms of this swap, the Company has agreed to pay the counterparty an interest rate equal to the six-month LIBOR rate plus 330 basis points on the notional amount, and the Company will receive the fixed 7 1/8% rate. The estimated fair value of this swap was an asset of approximately $1.6 million at December 31, 2002. The Company has designated this swap as a fair value hedge.

     The estimated fair value of the Company's $300 million principal amount
7 1/8% Notes due 2007, based on quoted market prices, was $342.4 million at December 31, 2002, compared to the carrying amount of $301.3 million. The estimated fair value of the Company's $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $333.9 million at December 31, 2002, compared to the carrying amount of $296.7 million. The estimated fair value of the Company's $600 million Zero Coupon Convertible Debentures due 2020, based on quoted market prices, was $326.2 million at December 31, 2002, compared to the carrying amount of $327.2 million.

     The Company's long-term debt is subject to fair value risk due to changes in market interest rates. In addition, the fair value of the Company's zero coupon convertible debt is subject to changes in the market price of the Company's ordinary shares. The Company has performed sensitivity analyses to assess the impact of these changes in interest rates and share prices on the fair values of its long-term debt based on a hypothetical ten-percent increase in market interest rates and a hypothetical ten-percent decrease in the price of its ordinary shares. Market interest rate and share price volatility are dependent on many factors that are impossible to forecast, and actual interest rate increases and share price decreases could be more severe than the hypothetical ten-percent change.

     The Company estimates that if prevailing market interest rates had been ten percent higher at December 31, 2002, and all other factors affecting the Company's debt remained the same, the fair value of the Company's 7 1/8% Notes due 2007, as determined on a present-value basis using prevailing market interest rates, would have decreased by $5.2 million or 1.5%, the fair value of the Company's 7% Notes due 2028 would have decreased by $24.1 million or 7.2%, and the fair value of the Company's zero coupon convertible debt would have decreased by $19.1 million or 5.9%. With respect to the Company's zero coupon convertible debt, if the market price of the Company's ordinary shares had been ten percent lower at December 31, 2002, and all other factors remained the same, the decrease in the fair value of the zero coupon convertible debt would have been less than one percent.

     With respect to the Company's fixed-for-floating interest rate swap, if prevailing market interest rates had been ten percent higher at December 31, 2002, and all other factors had remained the same, the fair value of the

Company's $50 million notional amount fixed-for-floating interest rate swap, as determined on a present-value basis, would have decreased by $0.7 million or 41.3%.

FOREIGN CURRENCY RISK

     The Company, through its international operations, is subject to foreign currency risk. This risk arises from holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company attempts to minimize this currency risk by seeking international drilling contracts payable in local currency in amounts equal to its estimated local currency-based operating costs and in U.S. dollars for the balance of the contract. Due to this strategy, the Company has minimized its net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. Accordingly, the Company has not entered into financial hedging transactions to manage risks relating to fluctuations in currency exchange rates. The Company may, however, enter into such transactions in the future should the Company assume significant foreign currency risks.

CREDIT RISK

     The market for the Company's services and products is the offshore oil and gas industry, and the Company's customers consist primarily of major integrated international oil companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and has not historically required material collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

     The Company's cash deposits were distributed among various banks in the areas of the Company's operations throughout the world as of December 31, 2002. In addition, the Company had commercial paper, money-market funds and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result, the Company believes that credit risk in such instruments is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GlobalSantaFe Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of GlobalSantaFe Corporation and subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 21, 2003

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2002       2001(1)      2000(1)
                                                              ----------   ----------   ----------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues:
  Contract drilling.........................................   $1,606.5     $  960.4     $  598.5
  Drilling management.......................................      400.6        409.3        440.1
  Oil and gas...............................................       10.6         13.9         20.1
                                                               --------     --------     --------
     Total revenues.........................................    2,017.7      1,383.6      1,058.7
                                                               --------     --------     --------
Expenses:
  Contract drilling.........................................      997.6        480.0        313.7
  Drilling management.......................................      371.9        375.7        418.3
  Oil and gas...............................................        3.6          3.4          3.4
  Depreciation, depletion, and amortization.................      254.4        146.3        107.0
  Restructuring costs.......................................         --         22.3          5.2
  General and administrative................................       58.4         26.0         22.6
                                                               --------     --------     --------
                                                                1,685.9      1,053.7        870.2
                                                               --------     --------     --------
     Operating income.......................................      331.8        329.9        188.5
Other income (expense):
  Interest expense..........................................      (57.1)       (57.4)       (63.6)
  Interest capitalized......................................       20.5          1.1         26.4
  Interest income...........................................       15.1         13.9          4.0
  Gain on sale of assets....................................         --         35.6           --
  Other.....................................................        2.3         (0.6)          --
                                                               --------     --------     --------
     Total other income (expense)...........................      (19.2)        (7.4)       (33.2)
                                                               --------     --------     --------
     Income before income taxes.............................      312.6        322.5        155.3
Provision for income taxes:
  Current income tax provision..............................       53.5         22.2         12.4
  Deferred income tax provision (benefit)...................      (18.8)       101.5         29.0
                                                               --------     --------     --------
     Total provision for income taxes.......................       34.7        123.7         41.4
                                                               --------     --------     --------
     Net income.............................................   $  277.9     $  198.8     $  113.9
                                                               ========     ========     ========
Earnings per ordinary share:
  Basic.....................................................   $   1.19     $   1.52     $   0.98(2)
  Diluted...................................................   $   1.18     $   1.50     $   0.95(2)

---------------

(1) Results for 2001 include the operations of the Company since the November 2001 merger date (42 days). Results for 2000 reflect the operations of Global Marine Inc. only.

(2) Earnings per ordinary share for 2000 have been restated to reflect the effect of the exchange ratio of 0.665 established in the Merger (see Note
    1).

                See notes to consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                ($ IN MILLIONS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  677.0   $  578.3
  Marketable securities.....................................      59.5      129.6
  Accounts receivable, less allowance for doubtful accounts
    of $3.4 in 2002 and $3.2 in 2001........................     346.3      376.3
  Costs incurred on turnkey drilling contracts in
    progress................................................       9.1        5.0
  Prepaid expenses..........................................      49.6       22.0
  Future income tax benefits................................       0.7        2.3
  Other current assets......................................       3.4       26.5
                                                              --------   --------
         Total current assets...............................   1,145.6    1,140.0
                                                              --------   --------
Properties and equipment:
  Rigs and drilling equipment, less accumulated depreciation
    of $926.6 in 2002 and $683.0 in 2001....................   3,710.9    3,735.3
  Construction in progress..................................     472.0      155.9
  Oil and gas properties, full-cost method, less accumulated depreciation, depletion, and amortization of $20.2 in
    2002 and $19.3 in 2001..................................      11.1        6.4
                                                              --------   --------
         Net properties and equipment.......................   4,194.0    3,897.6
                                                              --------   --------
Goodwill....................................................     386.9      382.6
Other assets................................................      81.7      108.7
                                                              --------   --------
         Total assets.......................................  $5,808.2   $5,528.9
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  209.2   $  151.6
  Accrued compensation and related employee costs...........      63.8       56.7
  Accrued income taxes......................................      87.2       88.3
  Accrued interest..........................................       8.9        8.9
  Deferred revenue..........................................      45.5       27.3
  Other accrued liabilities.................................      74.2       85.0
                                                              --------   --------
    Total current liabilities...............................     488.8      417.8
                                                              --------   --------
Long-term debt..............................................     925.2      912.2
Capital lease obligation....................................      16.7       17.0
Deferred income taxes.......................................       2.7       42.2
Other long-term liabilities.................................     140.6      106.5
Commitments and contingencies (Note 5)......................        --         --
Shareholders' equity:
  Ordinary shares, $0.01 par value, 600 million shares
    authorized, 232,889,001 shares and 233,490,149 shares
    issued and outstanding at December 31, 2002 and 2001,
    respectively............................................       2.3        2.3
  Additional paid-in capital................................   2,950.1    2,949.1
  Retained earnings.........................................   1,322.4    1,096.2
  Accumulated other comprehensive loss......................     (40.6)     (14.4)
                                                              --------   --------
         Total shareholders' equity.........................   4,234.2    4,033.2
                                                              --------   --------
         Total liabilities and shareholders' equity.........  $5,808.2   $5,528.9
                                                              ========   ========

                See notes to consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
Cash flows from operating activities:
  Net income................................................  $ 277.9   $ 198.8   $ 113.9
  Adjustments to reconcile net income to net cash flow
     provided by operating activities:
     Depreciation, depletion and amortization...............    254.4     146.3     107.0
     Deferred income taxes..................................    (18.8)    101.5      29.0
     Gain on sale of rig....................................       --     (35.6)       --
     Changes in working capital, net of amounts acquired in
      Merger:
       Increase (decrease) in accounts payable..............     48.6     (19.1)     22.7
       (Increase) decrease in accounts receivable...........     26.3       3.7     (89.3)
       Increase (decrease) in accrued liabilities...........     (9.4)      7.0      18.9
       (Increase) decrease in prepaid expenses and other
        current assets......................................    (30.5)      5.5       7.5
     Increase (decrease) in deferred revenues...............      8.7      (2.9)       --
     Decrease in noncurrent receivables.....................       --        --      52.1
     Other, net.............................................     (6.1)      7.9      18.8
                                                              -------   -------   -------
          Net cash flow provided by operating activities....    551.1     413.1     280.6
                                                              -------   -------   -------
Cash flows from investing activities:
  Capital expenditures......................................   (561.3)   (158.4)   (177.8)
  Purchases of held-to-maturity marketable securities.......   (282.9)   (103.9)       --
  Proceeds from maturities of held-to-maturity marketable
     securities.............................................    353.0      79.4       0.3
  Cash received in Merger, net of fees......................       --     190.7        --
  Proceeds from sales of properties and equipment...........     93.4      13.2       3.0
  Purchases of available-for-sale marketable securities.....    (18.7)       --        --
  Proceeds from maturities of available-for-sale marketable
     securities.............................................     12.2        --        --
  Other, net................................................       --      (5.9)       --
                                                              -------   -------   -------
          Net cash flow (used in) provided by investing
            activities......................................   (404.3)     15.1    (174.5)
                                                              -------   -------   -------
Cash flows from financing activities:
  Dividend payments.........................................    (30.4)       --        --
  Proceeds from issuance of ordinary shares.................     27.3       7.6      14.0
  Ordinary shares repurchased and retired...................    (51.4)       --        --
  Proceeds from issuance of long-term debt..................       --        --     754.2
  Reductions of long-term debt..............................       --        --    (804.3)
  Debt issue costs..........................................       --        --      (7.2)
  Bank overdrafts and other.................................      6.4      (1.8)     (1.8)
                                                              -------   -------   -------
          Net cash flow (used in) provided by financing
            activities......................................    (48.1)      5.8     (45.1)
                                                              -------   -------   -------
Increase in cash and cash equivalents.......................     98.7     434.0      61.0
Cash and cash equivalents at beginning of year..............    578.3     144.3      83.3
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $ 677.0   $ 578.3   $ 144.3
                                                              =======   =======   =======

                See notes to consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                 ORDINARY SHARES(1)      ADDITIONAL                  OTHER
                                               -----------------------    PAID-IN     RETAINED   COMPREHENSIVE
                                                 SHARES      PAR VALUE   CAPITAL(1)   EARNINGS   INCOME (LOSS)    TOTAL
                                               -----------   ---------   ----------   --------   -------------   --------
                                                                            ($ IN MILLIONS)
Balance at December 31, 1999.................  115,990,190     $1.2       $  344.8    $  791.1      $ (2.1)      $1,135.0
  Net income.................................           --       --             --       113.9          --          113.9
  Minimum pension liability..................           --       --             --          --         0.8            0.8
  Unrealized loss on securities..............           --       --             --          --        (0.5)          (0.5)
                                                                                                                 --------
    Comprehensive income.....................                                                                       114.2
  Exercise of employee stock options.........    1,069,426       --           14.1          --          --           14.1
  Shares issued under other benefit plans....        2,929       --            0.1          --          --            0.1
  Shares canceled............................       (8,254)      --           (0.1)         --          --           (0.1)
  Income tax benefit from stock option
    exercises................................           --       --            7.6          --          --            7.6
                                               -----------     ----       --------    --------      ------       --------
Balance at December 31, 2000.................  117,054,291      1.2          366.5       905.0        (1.8)       1,270.9
  Net income.................................           --       --             --       198.8          --          198.8
  Minimum pension liability..................           --       --             --          --       (12.1)         (12.1)
  Unrealized loss on securities..............           --       --             --          --        (0.5)          (0.5)
                                                                                                                 --------
    Comprehensive income.....................                                                                       186.2
  Merger with Santa Fe International.........  115,497,050      1.1        2,566.0          --          --        2,567.1
  Exercise of employee stock options.........      469,898       --            7.6          --          --            7.6
  Shares issued under other benefit plans....      471,468       --            6.3          --          --            6.3
  Dividends declared.........................           --       --             --        (7.6)         --           (7.6)
  Shares canceled............................       (2,558)      --             --          --          --             --
  Income tax benefit from stock option
    exercises................................           --       --            2.7          --          --            2.7
                                               -----------     ----       --------    --------      ------       --------
Balance at December 31, 2001.................  233,490,149      2.3        2,949.1     1,096.2       (14.4)       4,033.2
  Net income.................................           --       --             --       277.9          --          277.9
  Minimum pension liability..................           --       --             --          --       (26.7)         (26.7)
  Change in unrealized loss on securities....           --       --             --          --         0.5            0.5
                                                                                                                 --------
    Comprehensive income.....................                                                                       251.7
  Exercise of employee stock options.........    1,684,807       --           24.6          --          --           24.6
  Shares issued under other benefit plans....      105,839       --            3.9          --          --            3.9
  Share repurchase program...................   (2,374,600)      --          (30.1)      (21.3)         --          (51.4)
  Dividends declared.........................           --       --             --       (30.4)         --          (30.4)
  Shares canceled............................      (17,194)      --             --          --          --             --
  Income tax benefit from stock option
    exercises................................           --       --            2.6          --          --            2.6
                                               -----------     ----       --------    --------      ------       --------
Balance at December 31, 2002.................  232,889,001     $2.3       $2,950.1    $1,322.4      $(40.6)      $4,234.2
                                               ===========     ====       ========    ========      ======       ========

---------------

(1) Share, par value amounts and additional paid-in capital amounts prior to the merger date have been restated to reflect the exchange ratio (0.665) as outlined in the Merger.

                See notes to consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     GlobalSantaFe Corporation (the "Company" or "GlobalSantaFe") is an oil and gas drilling contractor, owning or operating a fleet of over 100 marine and land drilling rigs. The Company's fleet currently includes 13 floating rigs, 44 cantilevered jackup rigs, 31 land rigs and one platform rig. In addition, the Company or its affiliates operate 11 platform rigs for third parties, and it operates two semisubmersible rigs for third parties under a joint venture agreement. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

  MERGER OF SANTA FE INTERNATIONAL CORPORATION AND GLOBAL MARINE INC.

     On November 20, 2001, Santa Fe International Corporation ("Santa Fe International") and Global Marine Inc. ("Global Marine") consummated their business combination with the merger (the "Merger") of an indirect wholly owned subsidiary of Santa Fe International with and into Global Marine, with Global Marine surviving the Merger as a wholly owned subsidiary of Santa Fe International. In connection with the Merger, Santa Fe International was renamed GlobalSantaFe Corporation. At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.10 per share, of Global Marine was converted into the right to receive 0.665 ordinary shares, par value $0.01 per share, of GlobalSantaFe Corporation ("GlobalSantaFe Ordinary Shares"). Approximately 118 million GlobalSantaFe Ordinary Shares were issued in connection with the Merger.

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

  MERGER TRANSACTION

     The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the stockholders of Global Marine owned slightly over 50% of the Company after the Merger, Global Marine was considered the acquiring entity for accounting purposes. Accordingly, the historical basis of Global Marine in its assets and liabilities has been carried forward to the consolidated financial statements of the Company. The assets and liabilities of Santa Fe International have been recorded at estimated fair market value at the date of the Merger in the consolidated financial statements of

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES the Company, with the excess of the purchase price over the sum of such fair values recorded as goodwill. The purchase price of $2,567.1 million was calculated using the number of Santa Fe International ordinary shares outstanding immediately prior to the Merger and a $14.67 per share average trading price of Global Marine's common stock, as adjusted for the merger ratio ($22.06 per share, as adjusted), for a period of time immediately before and after the Merger was announced, plus the estimated fair value of Santa Fe International's outstanding stock options.

     The following table summarizes the allocation of the purchase price to the specific assets and liabilities of Santa Fe International based on estimates of fair values and costs at the time of the Merger. All of the goodwill was assigned to the Company's contract drilling segment. Goodwill recorded in connection with the Merger is nondeductible for tax purposes.

                                                                (IN MILLIONS)
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
                                                                  --------
                                                                  $2,567.1
                                                                  ========

     The recording of goodwill is supported by the nature of the offshore drilling industry, the acquisition of long-lived drilling equipment and the long-standing relationships between Santa Fe International and its core customers. Subsequent to the Merger, $4.3 million of additional goodwill was recognized due primarily to additional employee separation costs incurred.

     The consolidated balance sheets as of December 31, 2002 and 2001, represent the consolidated financial position of the combined company. The statements of income, cash flows and shareholders' equity for the year ended December 31, 2002, reflect the results of the combined company. The statements of income, cash flows and shareholders' equity for the year ended December 31, 2001, include the results of Global Marine for the full-year 2001 and the results of Santa Fe International from November 20, 2001 (42 days). The statements of income, cash flows and shareholders' equity for the year ended December 31, 2000, reflect the historical results of Global Marine. Share and per share data for all periods prior to the Merger have been restated to reflect the exchange ratio as outlined in the merger agreement.

  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited condensed consolidated pro forma results for the years ended December 31, 2001 and 2000, has been prepared as if the Merger had occurred on January 1, 2000. Revenues for both periods have been reclassified pursuant to EITF Issue 01-14 (see discussion in "Basis of Presentation"). If Global Marine and Santa Fe International had merged on this date, GlobalSantaFe might have performed differently. The pro forma financial information should not be relied on as an indication of the financial position or results of operations that

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES the Company would have achieved had the Merger taken place at a different date or of the future results that the Company will achieve.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                   (IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $2,058.5     $1,658.0
Operating income............................................      497.7        293.7
Income before income taxes..................................      525.1        276.0
Net income..................................................      377.8        232.6
Earnings per ordinary share:
  Basic.....................................................   $   1.62     $   1.00
  Diluted...................................................   $   1.59     $   0.98

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

  RESTRUCTURING COSTS

     In connection with the Merger, the Company implemented a restructuring program that included the consolidation of Santa Fe International's administrative office in Dallas, Texas, Global Marine's administrative office in Lafayette, Louisiana, and Global Marine's administrative office in Houston, Texas, into a single administrative office in Houston, the consolidation of Santa Fe International's and Global Marine's North Sea administrative offices in Aberdeen, Scotland and the separation of 167 employees from the Company. The employee functions affected were primarily corporate support in nature and included accounting, information technology, and employee benefits, among others. Approximately 60% of the affected positions were located in Dallas, 23% were located in Houston and Lafayette, and the remaining 17% were located in Aberdeen.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     Estimated restructuring costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001. Changes in estimated costs, consisting mainly of refinements of cost estimates, and payments related to these restructuring costs for the year ended December 31, 2002, are summarized as follows:

                                                                 OFFICE CLOSURES      DIRECTORS'
                                                 EMPLOYEE       AND CONSOLIDATION   SEPARATION AND
RESTRUCTURING COSTS:                          SEVERANCE COSTS     OF FACILITIES     OTHER COSTS(1)      TOTAL
--------------------                          ---------------   -----------------   --------------      ------
                                                                      ($ IN MILLIONS)
HOUSTON AND LAFAYETTE OFFICES:
Number of Employees -- 38
Liability at 12/31/01......................        $ 8.2              $ 4.1             $ 2.5           $ 14.8
Changes in estimated costs.................         (2.2)               2.6              (0.5)            (0.1)
2002 payments..............................         (2.6)              (2.1)               --             (4.7)
                                                   -----              -----             -----           ------
Liability at 12/31/02......................          3.4                4.6               2.0             10.0
                                                   -----              -----             -----           ------
ABERDEEN OFFICE:
Number of Employees -- 16
Liability at 12/31/01......................          0.9                0.2               0.1              1.2
Changes in estimated costs.................         (0.1)               0.3              (0.1)             0.1
2002 payments..............................         (0.7)              (0.5)               --             (1.2)
                                                   -----              -----             -----           ------
Liability at 12/31/02......................          0.1                 --                --              0.1
                                                   -----              -----             -----           ------
TOTAL:
Number of Employees -- 54
Liability at 12/31/01......................          9.1                4.3               2.6             16.0
Changes in estimated costs.................         (2.3)               2.9              (0.6)              --
2002 payments..............................         (3.3)              (2.6)               --             (5.9)
                                                   -----              -----             -----           ------
Liability at 12/31/02......................        $ 3.5              $ 4.6             $ 2.0           $ 10.1
                                                   =====              =====             =====           ======

---------------

(1) The liability at December 31, 2002, included $2.0 million of special termination costs related to certain retirement plans, which were included in Other long-term liabilities in the Consolidated Balance Sheets.

     Estimated costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Changes in estimated costs, consisting primarily of costs associated with employee terminations and further employee relocation costs, and payments related to this liability for the year ended December 31, 2002, are summarized as follows:

                                                                         OFFICE CLOSURES      DIRECTORS'
                                      EMPLOYEE           EMPLOYEE       AND CONSOLIDATION   SEPARATION AND
PURCHASE PRICE:                   SEPARATION COSTS   RELOCATION COSTS   OF FACILITIES(1)     OTHER COSTS     TOTAL
---------------                   ----------------   ----------------   -----------------   --------------   ------
                                                                   ($ IN MILLIONS)
Number of Employees -- 113
Liability at 12/31/01...........       $  9.5             $ 5.4               $11.5             $ 0.9        $ 27.3
Changes in estimated costs......          4.8               2.8                  --              (0.4)          7.2
2002 payments...................        (11.6)             (7.7)               (1.2)             (0.2)        (20.7)
                                       ------             -----               -----             -----        ------
Liability at 12/31/02...........       $  2.7             $ 0.5               $10.3             $ 0.3        $ 13.8
                                       ======             =====               =====             =====        ======

---------------

(1) The liability at December 31, 2002, included $7.6 million related to the Dallas office lease obligation, which was included in Other long-term liabilities in the Consolidated Balance Sheets.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     All remaining accrued estimated restructuring costs associated with Global Marine and costs associated with Santa Fe International's employee severance and closure of its Dallas and Aberdeen offices are included in Other accrued liabilities on the Consolidated Balance Sheets, except for special termination costs and long-term office lease obligations noted in the tables above.

     In addition to the amounts in the above table, Santa Fe International paid $10.0 million to SFIC Holdings (Cayman), Inc. ("SFIC Holdings") in consideration for SFIC Holdings' consent to the Merger. This consent was required pursuant to an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings that required the consent of SFIC Holdings to, among other things, significant corporate actions by Santa Fe International, including the issuance of equity securities, sale of significant assets or a change in the corporate domicile of Santa Fe International or any of its subsidiaries (see Note 14).

  DIVIDENDS

     Holders of GlobalSantaFe Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, the Company may pay dividends or make other distributions to the Company's shareholders, in such amounts as the Board of Directors deems appropriate from the profits of the Company or out of the Company's share premium account (equivalent to additional paid-in capital) if the Company thereafter has the ability to pay its debts as they come due. Cash dividends, if any, will be declared and paid in U.S. dollars. The Company has declared cash dividends of $7.6 million that were unpaid as of December 31, 2002.

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the current presentation.

     In April 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred." The EITF consensus requires that all reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company previously recorded certain reimbursements received from customers as a reduction of the related expenses incurred. As part of the implementation of the consensus in this issue, the Company has reclassified certain reimbursements received from customers for the years ended December 31, 2001 and 2000, as revenues and related operating expenses to conform to the current presentation. Operating income and net income for all periods presented were not affected by this reclassification. Amounts classified as revenues and expenses for 2002 pursuant to this consensus and the amounts of revenues and expenses reclassified by segment for each prior period presented are as follows (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Contract drilling...........................................  $74.9    $26.5    $14.4
Drilling management services................................   11.3      7.7      4.5
                                                              -----    -----    -----
                                                              $86.2    $34.2    $18.9
                                                              =====    =====    =====

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

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

  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash equivalents include highly liquid debt instruments with remaining maturities of three months or less at the time of purchase. The Company's marketable securities, consisting of investment grade securities with relatively short-term maturities, are classified as held-to-maturity. The carrying value of these securities approximates market value due to the short-term nature of these securities. The Company also holds investment grade securities in connection with certain nonqualified pension plans (see Note 3), which are classified as available-for-sale. These investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

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

     Rigs and drilling equipment included $1.0 billion of assets recorded under capital leases at both December 31, 2002 and 2001. Accumulated amortization of assets under capital leases totaled $134.2 million and $84.8 million at December 31, 2002 and 2001, respectively.

     The Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets." SFAS No. 144 requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. The Company recorded no impairment charges during the years ended December 31, 2002, 2001 or 2000.

     Oil and Gas Properties. The Company uses the full-cost method of accounting for oil and gas exploration and development costs. Under this method of accounting, the Company capitalizes all costs incurred in the acquisition, exploration and development of oil and gas properties and amortizes such costs, together with estimated future development and dismantlement costs, using the units-of-production method.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

  GOODWILL

     The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The key provisions of SFAS No. 142:

     - Eliminate the amortization of goodwill and indefinite-lived intangible assets;

     - Require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); and

     - Require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

     At December 31, 2002, Goodwill in the Company's Condensed Consolidated Balance Sheet totaled approximately $386.9 million, substantially all of which was recorded in connection with the Merger (see Note 1). The Company has defined reporting units within its contract drilling segment based upon economic and market characteristics of these units. All of the goodwill recorded in connection with the Merger has been allocated to the jackup drilling fleet reporting unit, as these rigs were the primary source of value in the Merger discussions and negotiations. The estimated fair value of this reporting unit for purposes of the Company's annual goodwill impairment testing is based upon the present value of its estimated future net cash flows, utilizing a discount rate based upon the Company's cost of capital. The Company has completed its goodwill impairment testing for 2002 and was not required to record a goodwill impairment loss. The amortization of goodwill existing before the Merger was immaterial.

  REVENUE RECOGNITION

     The Company's contract drilling business provides crewed rigs to customers on a daily rate (i.e., "dayrate") basis. Dayrate contracts can be for a specified period of time or the time required to drill a specified well or number of wells. Revenues and expenses from dayrate drilling operations, which are classified under contract drilling services, are recognized on a per-day basis as the work progresses. Lump-sum fees received as compensation for the cost of relocating drilling rigs from one major operating area to another, whether received up-front or upon termination of the drilling contract, are recognized as earned, which is generally over the term of the related drilling contract.

     The Company also designs and executes specific offshore drilling or well-completion programs for customers at fixed prices under short-term "turnkey" contracts. Revenues and expenses from turnkey contracts, which are classified under drilling management services, are earned and recognized upon completion of each contract using the completed contract method of accounting.

  DERIVATIVE FINANCIAL INSTRUMENTS

     From time to time, the Company may make use of derivative financial instruments to manage its exposure to fluctuations in cash flows, interest rates or foreign currency exchange rates. The Company accounts for its derivative financial instruments pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133." Derivative instruments held by the Company at December 31, 2002, include dayrate contracts on two of the Company's drilling rigs that are indexed to exchange-traded oil futures contracts, various commodity caps, swaps and floors used to mitigate the Company's exposure to fluctuations in the fair values of these dayrate contracts, and an interest rate swap related to the Company's 7 1/8% Notes due 2007 (see Note 7).

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

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

     The Company has not provided for U.S. deferred taxes on the unremitted earnings of its U.S. subsidiaries and their controlled foreign corporations ("U.S. Subsidiaries") that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of its U.S. Subsidiaries, the Company would be required to record additional U.S. deferred taxes.

  STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, is charged to income over the vesting period. No compensation cost has been recognized for options granted under the Company's Employee Share Purchase Plan or for any of the Company's outstanding stock options, all of which have exercise prices equal to the market price of the stock on the date of grant. The Company does, however, recognize compensation cost for all grants of performance-based stock awards (see Note 8).

     Had compensation cost for the Company's stock-based compensation plans been determined based on fair values as of the dates of grant, the Company's net income and earnings per share would have been reported as

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES follows (earnings per share amounts for 2000 have been restated to reflect the effect of the exchange ratio as outlined in the Merger):

                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                     (IN MILLIONS,
                                                               EXCEPT PER SHARE AMOUNTS)
Net income, as reported.....................................  $277.9    $198.8    $113.9
Deduct: Total stock-based employee compensation expense
  determined under fair value-based method for all awards,
  net of related tax effects................................   (18.3)    (17.8)    (12.4)
                                                              ------    ------    ------
Pro forma net income........................................  $259.6    $181.0    $101.5
                                                              ======    ======    ======
Basic earnings per ordinary share -- as reported............  $ 1.19    $ 1.52    $ 0.98
                                   -- pro forma.............  $ 1.11    $ 1.39    $ 0.87
Diluted earnings ordinary per share -- as reported..........  $ 1.18    $ 1.50    $ 0.95
                                     -- pro forma...........  $ 1.10    $ 1.36    $ 0.86

     The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

     The weighted average per share fair value of stock options as of the grant date was $15.82 in 2002, $13.29 in 2001 and $11.73 in 2000. The weighted average per share fair value of the outstanding Santa Fe International stock options at November 20, 2001 was $4.94. The per share value of options granted under the Employee Share Purchase Plan was $9.61 for 2002. The per share fair value of the Company's performance-based stock awards as of the grant date was $23.92 in 2002, $29.36 in 2001 and $19.32 in 2000.

     Estimates of fair values of stock options, options granted under the Employee Share Purchase Plan and performance-based stock awards on the grant dates for purposes of calculating the pro forma data in the table above were computed using the Black-Scholes option-pricing model based on the following assumptions:

                                                   2002            2001            2000
                                               -------------   -------------   ------------
Expected price volatility range..............       60%         49% to 60%      53% to 56%
Risk-free interest rate range................  2.0% to 4.5%    4.2% to 5.0%    5.9% to 6.7%
Expected annual dividends....................      $0.13       none -- $0.13       none
Expected life of stock options...............     5 years         5 years        5 years
Expected life of Employee Share Purchase Plan
  options....................................     1 year            N/A            N/A
Expected life of performance-based stock
  awards.....................................     3 years         3 years        3 years

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

NOTE 3 -- INVESTMENTS

     At December 31, 2002 and 2001, the Company had investments in commercial paper, money market funds and Eurodollar time deposits that were classified as held-to-maturity and carried at amortized cost. These investments are classified as Marketable securities on the Consolidated Balance Sheets. Due to the short-term

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES maturities of these instruments, the fair value of these investments in debt securities approximated their carrying value; therefore, there were no unrealized holding gains or losses as of December 31, 2002 or 2001.

     In addition, the Company had other investments in debt and equity securities classified as available-for-sale held in connection with certain nonqualified pension plans. These investments, which were included in Other assets at December 31, are disclosed in the table that follows:

                                                  2002                          2001
                                       ---------------------------   ---------------------------
                                               UNREALIZED    FAIR            UNREALIZED    FAIR
                                       COST    GAIN (LOSS)   VALUE   COST    GAIN (LOSS)   VALUE
                                       -----   -----------   -----   -----   -----------   -----
                                                             (IN MILLIONS)
Fixed-income mutual funds............  $ 6.7      $  --      $ 6.7   $ 6.0      $  --      $ 6.0
Equity mutual funds..................    9.0       (0.3)       8.7     7.8       (0.8)       7.0
Balanced mutual funds................   11.2         --       11.2     5.9         --        5.9
Other................................    0.7         --        0.7     0.3         --        0.3
                                       -----      -----      -----   -----      -----      -----
                                       $27.6      $(0.3)     $27.3   $20.0      $(0.8)     $19.2
                                       =====      =====      =====   =====      =====      =====

NOTE 4 -- LONG-TERM DEBT

     Long-term debt as of December 31 consisted of the following:

                                                               2002     2001
                                                              ------   ------
                                                               (IN MILLIONS)
7 1/8% Notes due 2007, net of unamortized discount of $0.3
  million at December 31, 2002, and $0.4 million at December
  31, 2001(1)...............................................  $301.3   $299.6
7% Notes due 2028, net of unamortized discount of $3.3
  million at December 31, 2002, and $3.4 million at December
  31, 2001..................................................   296.7    296.6
Zero Coupon Convertible Debentures due 2020, net of
  unamortized discount of $272.8 million at December 31,
  2002, and $284.0 million at December 31, 2001.............   327.2    316.0
                                                              ------   ------
  Long-term debt............................................  $925.2   $912.2
                                                              ======   ======

---------------

(1) The balance at December 31, 2002, includes a mark-to-market adjustment of $1.6 million as part of fair value hedge accounting related to the Company's fixed-for-floating interest rate swap (see Note 7).

     The Zero Coupon Convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe ordinary shares (4,875,062 total shares, as restated to reflect the effect of the exchange ratio established in the Merger) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or shares or a combination thereof.

     No principal payments are required with respect to either the 7 1/8% Notes or the 7% Notes prior to their final maturity date. The Company may redeem the 7 1/8% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes.

     The indentures relating to the Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes contain limitations on Global Marine's ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions. The Zero Coupon Convertible Debentures,
7 1/8% Notes and 7% Notes continue to be obligations solely of Global Marine. The Company has not guaranteed the Notes.

     All of the Company's debt is unsecured and unsubordinated and ranked equally in right of payment with all other unsecured and unsubordinated obligations of the Company.

     Subsequent to the balance sheet date, on February 11, 2003, the Company issued $250 million of 5% Notes due 2013 (the "5% Notes") in a private placement and received cash proceeds of approximately $247.6 million after deduction for discount, underwriting fees and estimated expenses. The Company plans to use the funds for general corporate purposes. The 5% Notes are unsecured senior obligations of the Company and rank equally with all other senior unsecured indebtedness of the Company. The 5% Notes, however, have a junior position to the claims of holders of the indebtedness and capital lease obligations of Global Marine and its subsidiaries on Global Marine's assets and earnings. The indenture relating to the 5% Notes contains limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and on its ability to engage in certain sale/leaseback transactions. The indenture, however, does not restrict the Company's ability to incur additional senior indebtedness. Interest on the 5% Notes is payable on February 15 and August 15 of each year beginning on August 15, 2003. No principal payments are required with respect to the 5% Notes prior to their final maturity date.

     The Company may redeem the 5% Notes in whole or in part, at any time and from time to time, at a price equal to 100% of the principal amount plus accrued interest to the redemption date, plus a premium relating to the then-prevailing Treasury Yield and the remaining life of the notes. The Company has agreed to file a registration statement with the Securities and Exchange Commission relating to an exchange offer to exchange the 5% Notes for registered notes having substantially identical terms.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     At December 31, 2002, the Company had office space and equipment under operating leases with remaining terms ranging from approximately one to seven years. Certain of the leases may be renewed at the Company's option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. In addition, at December 31, 2002, the Company had the Glomar Explorer drillship under capital lease through 2026. Total rent expense was $73.9 million for 2002, $116.9 million for 2001, and $114.4 million for 2000. Included in rent expense was the rental of offshore drilling rigs used in the Company's turnkey operations totaling $55.0 million for 2002, $109.9 million for 2001, and $108.4 million for 2000.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     Future minimum rental payments with respect to the Company's lease obligations as of December 31, 2002, were as follows:

                                                              CAPITAL   OPERATING
                                                               LEASE     LEASES
                                                              -------   ---------
                                                                 (IN MILLIONS)
Year ended December 31:
  2003......................................................  $  1.8     $ 11.9
  2004......................................................     1.8       10.8
  2005......................................................     1.8        9.8
  2006......................................................     1.8        7.9
  2007......................................................     1.8        5.9
  Later years...............................................    33.4       15.8
                                                              ------     ------
Total future minimum........................................    42.4     $ 62.1
                                                                         ======
Less amount representing imputed interest...................   (23.9)
                                                              ------
Present value of future minimum rental payments under
  capital lease.............................................    18.5
Less current portion included in accrued liabilities........    (1.8)
                                                              ------
Long-term capital lease obligation..........................  $ 16.7
                                                              ======

     As of December 31, 2002, the Company had operating leases in place for Santa Fe International's offices in Dallas, Texas and Aberdeen, Scotland and Global Marine's office in Lafayette, Louisiana, which have been closed as part of the restructuring program described in Note 1. These costs are included in the table above. Costs associated with the closure of Santa Fe International's offices in Dallas and Aberdeen totaling approximately $11.5 million were recognized as a liability assumed in the Merger and included in the cost of acquisition in accordance with SFAS No. 141, "Business Combinations." Estimated costs related to the closure of Global Marine's Lafayette office along with the consolidation of the Company's offices in Aberdeen and Houston totaling approximately $4.3 million were accrued as part of Restructuring costs in the consolidated financial statements for the year ended December 31, 2001. These estimated costs assumed that Global Marine's Houston office would be subleased to a third party. The Company, however, has not yet entered into such a transaction. Consequently, the Company has revised its original estimate of closure costs associated with Global Marine's former office space to $7.2 million.

     In March 2002, the Company entered into a sublease agreement with BP America Inc. for the Company's current executive offices located at 15375 Memorial Drive, Houston, Texas. This sublease expires in September 2009. Lease payments pursuant to this sublease total $2.3 million per year. The Company has also entered into an 11-year lease for the Company's Aberdeen, Scotland office. Payments pursuant to this lease total GBP597,000 (approximately $1 million) per year.

     Subsequent to the balance sheet date, in January 2003, the Company entered into a lease-leaseback arrangement with a European bank related to the Company's Britannia cantilevered jackup. Pursuant to this arrangement, the Company leased the Britannia to the bank for a five-year term for a lump-sum payment of approximately $37 million, net of origination fees of $1.5 million. The bank then leased the rig back to the Company for a five-year term, under which the Company will make annual lease payments of $8.0 million. The Company has classified this arrangement as a capital lease.

  CAPITAL COMMITMENTS

     The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with options for two additional similarly

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES priced semisubmersibles, and up to four additional jackups, the first two of which are similarly priced. The Company does not intend to exercise any of these options. Contractual obligations in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $570 million, or $285 million per rig. Of the $570 million, $297 million had been incurred as of December 31, 2002. Contractual obligations in connection with construction of the two high-performance jackups, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $264 million, or $132 million per rig. Of the $264 million, $154 million had been incurred as of December 31, 2002.

  LEGAL PROCEEDINGS

     Applied Drilling Technology Inc. ("ADTI"), a wholly owned subsidiary of the Company, was a defendant in a civil lawsuit filed in September 2001 by Newfield Exploration Co. ("Newfield") and its insurance underwriters in the United States District Court for the Eastern District of Louisiana. The lawsuit arose out of damage caused to an offshore well owned by Newfield, which had been drilled by ADTI pursuant to a turnkey contract. The lawsuit has been dismissed with prejudice by the court, and Newfield has waived its right to appeal.

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

     In November 1999, because the Company was concerned about the Shipbuilder's financial viability and the satisfactory completion of the drillships in a timely manner, the Company agreed to provide additional funding to the Shipbuilder for completion of the two drillships in exchange for certain assurances by the Shipbuilder and its parent, Fred. Olsen Energy ASA (the "Funding Agreement"). The Company ultimately provided a total of $103.1 million under the Funding Agreement.

     The Lessors and the Company were involved in arbitration proceedings with the Shipbuilder, in which the Shipbuilder claimed breach of contract in connection with the Company's obligations regarding design of the drillships, the timely delivery to the Shipbuilder of owner furnished equipment and information relating thereto, change orders and additional compensation for increased steelweight. The Company was involved in an arbitration proceeding with Fred. Olsen Energy ASA ("Olsen") relating to disputes under the Funding Agreement. In February 2003, the Lessors and the Company agreed to pay an additional $8.2 million to the Shipbuilder and Olsen in exchange for settlement of all outstanding disputes between the parties. This amount is to be adjusted by reference to the award to be issued by the arbitration tribunal for the cost of completion arbitration in respect of the Glomar Jack Ryan, subject to a minimum amount of $7.7 million and a maximum amount of $10.0 million. In the event that the Company is required to pay the maximum amount of $10.0 million, total cost of construction will be $485.1 million for the two drillships.

     The Company filed a claim in 1993 in the amount of $40.6 million with the United Nations Compensation Commission ("UNCC") for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claim was for the loss of four rigs and associated equipment, lost revenue, and miscellaneous expenditures. The Governing Council of the UNCC has awarded the Company compensation in the amount of $22.1 million in a final, non-appealable, adjudication of the claim. The Company has been advised that the funds will be paid upon receipt of a formal request, which has now been made.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

  ENVIRONMENTAL MATTERS

     The Company has certain potential liabilities in the area of claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state acts regulating cleanup of various waste disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

     The Company has been named as a PRP in connection with a site located in Santa Fe Springs, California known as the Waste Disposal, Inc. site. The Company and other PRPs have agreed with the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") to settle their potential liabilities for this site by agreeing to perform the remaining remediation required by EPA. The form of the agreement is a consent decree which has not yet been lodged or entered by the court. Although the settlement is not final until the decree is entered by the court, the Company expects the decree to be entered by the Court. The parties to the settlement have entered into a participation agreement which makes the Company liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, the consultant advising the group with respect to remediation believes that the remediation costs will be such that the Company's share of the remaining remediation costs will be less than $800,000. There are additional potential liabilities related to the site, but these cannot be quantified, and there is no reason at this time to believe that they will be material.

     The Company has also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. The Company and other PRPs have entered into an agreement with EPA and DOJ to resolve their potential liabilities. This agreement is also not final until the agreed-upon Consent Decree is entered by the court, but it is likely that it will be. Under the settlement, the Company is not likely to owe any substantial additional amounts for this site beyond what the Company has already paid. There are additional potential liabilities at this site, but these cannot be quantified at this time, and there is no reason to believe that they will be material.

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

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

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

  CONTINGENCIES AND OTHER LEGAL MATTERS

     Pursuant to the capital lease agreements on the Company's two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan discussed above in "Legal Proceedings," the Company has deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million (the "Defeasance Payment"). In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases and the Lessors have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships. The Glomar C.R. Luigs and the Glomar Jack Ryan began operating under contract in April and December 2000, respectively.

     The Company has interest rate risk in connection with its fully defeased financing leases for the Glomar Jack Ryan and Glomar C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, the Company will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the December 31, 2002, LIBOR rate of 4.02% were to continue over the next ten years, the Company would be required to fund an additional estimated $50 million during that period. Any additional payments made by the Company pursuant to the financing leases would increase the carrying value of its leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. The Company does not expect that, if required, any additional payments made under these leases would be material to its financial position or results of operations in any given year.

     There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

NOTE 6 -- ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of the Company's accumulated other comprehensive loss were as follows:

                                                                  MINIMUM PENSION      ACCUMULATED OTHER
                                          UNREALIZED GAIN      LIABILITY ADJUSTMENT,     COMPREHENSIVE
                                        (LOSS) ON SECURITIES        NET OF TAX               LOSS
                                        --------------------   ---------------------   -----------------
                                                                 (IN MILLIONS)
Balance at December 31, 2000..........         $(0.3)                 $ (1.5)               $ (1.8)
Net change for the year...............          (0.5)                  (12.1)                (12.6)
                                               -----                  ------                ------
Balance at December 31, 2001..........          (0.8)                  (13.6)                (14.4)
Net change for the year...............           0.5                   (26.7)                (26.2)
                                               -----                  ------                ------
Balance at December 31, 2002..........         $(0.3)                 $(40.3)               $(40.6)
                                               =====                  ======                ======

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     The minimum pension liability adjustments in the table above are shown net of a tax benefit of $14.8 million in 2002 and a tax benefit of $6.4 million in 2001. The tax effect of the unrealized holding gains and losses was immaterial for all periods presented.

NOTE 7 -- DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

  DERIVATIVE INSTRUMENTS

     Two of the Company's cantilevered jackup rigs are currently operating under similar dayrate contracts that expose the Company to commodity price risk. These two-year agreements, expiring in May 2004 and October 2004, respectively, each contain a variable-dayrate formula linked to crude oil prices, whereby dayrates earned under these contracts increase or decrease in response to increases or decreases in oil prices. Dayrates under these agreements are calculated using a sliding scale formula based on the arithmetic average of the daily closing price of Light Sweet Crude on the New York Mercantile Exchange ("NYMEX"), subject to a maximum of $28.00 per barrel and a minimum of $12.00 per barrel.

     The variable-dayrate formula contained in these agreements is comprised of multiple embedded derivative financial instruments as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair values of these embedded derivatives fluctuate in response to changes in oil prices. The net fair value of the embedded derivatives in each of these contracts was an asset of approximately $2.5 million at December 31, 2002, or $5.0 million in the aggregate.

     As part of the Company's overall risk management strategy, the Company has entered into a number of commodity caps, swaps and floors designed to mitigate its exposure to fluctuations in fair values of the embedded derivatives in these contracts resulting from changes in oil prices. The fair values of these derivative financial instruments represented a total liability of $5.0 million at December 31, 2002.

     The Company manages its fair value risk related to its long-term debt by using interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. Under these interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed upon notional amount.

     In October 2002, the Company entered into a fixed-for-floating interest rate swap with a notional amount of $50 million, effective October 2002 through September 2007. This interest rate swap is intended to manage a portion of the fair value risk related to the Company's 7 1/8% Notes due 2007. Under the terms of this swap, the Company has agreed to pay the counterparty an interest rate equal to the six-month LIBOR rate plus 330 basis points on the notional amount and the Company will receive the fixed 7 1/8% rate. The estimated fair value of this swap was an asset of approximately $1.6 million at December 31, 2002. The Company has designated this swap as a fair value hedge.

  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's $300 million principal amount
7 1/8% Notes due 2007, based on quoted market prices, was $342.4 million at December 31, 2002, compared to the carrying amount of $301.3 million. The estimated fair value of the Company's $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $333.9 million at December 31, 2002, compared to the carrying amount of $296.7 million. The estimated fair value of the Company's $600 million Zero Coupon Convertible Debentures due 2020, based on quoted market prices, was $326.2 million at December 31, 2002, compared to the carrying amount of $327.2 million.

     The fair values of the Company's cash equivalents, marketable securities, trade receivables, and trade payables approximated their carrying values due to the short-term nature of these instruments (see Note 3).

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

  CONCENTRATIONS OF CREDIT RISK

     The market for the Company's services and products is the offshore oil and gas industry, and the Company's customers consist primarily of major integrated international oil companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and has not historically required material collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

     The Company's cash deposits were distributed among various banks in the areas of the Company's operations throughout the world as of December 31, 2002. In addition, the Company had commercial paper, money-market funds and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result, the Company believes that credit risk in such instruments is minimal.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS

     The Company has stock-based compensation plans under which it may grant shares of the Company's ordinary shares or options to purchase a fixed number of shares. Vesting periods for stock options and performance-based stock awards granted under the Company's various stock-based compensation plans range from two to four years. Stock options expire ten years after the grant date.

     As a result of the Merger, all options to purchase Global Marine stock outstanding as of November 20, 2001, the effective date of the Merger, became immediately exercisable and were converted into options to purchase GlobalSantaFe Ordinary Shares. The number of GlobalSantaFe Ordinary Shares issuable upon exercise of these options is calculated by multiplying the number of shares of Global Marine originally issuable upon exercise of the option by the conversion ratio (0.665) as outlined in the merger agreement. The exercise price is calculated by dividing the original exercise price of the Global Marine options by the conversion ratio. All options to purchase Santa Fe International ordinary shares that were outstanding as of the Merger date also became immediately exercisable pursuant to the terms of the merger agreement.

     At December 31, 2002, there were a total of 6,528,801 shares available for future grants under the Company's various stock-based compensation plans, including 327,486 shares reserved for issuance under the Company's Employee Share Purchase Plan.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

  STOCK OPTIONS

     A summary of the status of stock options granted, as adjusted for the conversion ratio as outlined in the merger agreement, is presented below:

                                                                 NUMBER
                                                               OF SHARES     WEIGHTED AVERAGE
                                                              UNDER OPTION    EXERCISE PRICE
                                                              ------------   ----------------
Shares under option at December 31, 1999....................    6,293,202         $18.65
  Granted...................................................    1,830,213         $33.11
  Exercised.................................................   (1,069,426)        $13.29
  Canceled..................................................     (138,753)        $29.35
                                                               ----------
Shares under option at December 31, 2000....................    6,915,236         $23.10
  Granted...................................................    2,861,668         $34.79
  Exercised.................................................     (469,898)        $16.35
  Santa Fe International options............................    5,192,171         $25.20
  Canceled..................................................      (88,713)        $32.37
                                                               ----------
Shares under option at December 31, 2001....................   14,410,464         $26.34
  Granted...................................................    4,401,550         $29.69
  Exercised.................................................   (1,682,342)        $14.66
  Canceled..................................................     (390,004)        $32.34
                                                               ----------
Shares under option at December 31, 2002....................   16,739,668         $28.25
                                                               ==========
Options exercisable at December 31,
  2000......................................................    2,677,133         $17.95
  2001......................................................   13,410,464         $26.74
  2002......................................................   11,490,568         $28.32

     All stock options granted in 2000 through 2002 had exercise prices equal to the market price of the Company's ordinary shares on the date of grant.

     The weighted average per share fair value of options as of the grant date was $15.82 in 2002, $13.29 in 2001 and $11.73 in 2000. The weighted average per share fair value of the outstanding Santa Fe International options at November 20, 2001 was $4.94.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     The following table summarizes information with respect to stock options outstanding at December 31, 2002:

                                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                  -----------------------------------------   ----------------------
                                                    WEIGHTED       WEIGHTED                 WEIGHTED
                                    NUMBER          AVERAGE        AVERAGE      NUMBER      AVERAGE
                                  OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES          AT 12/31/02   CONTRACTUAL LIFE    PRICE     AT 12/31/02    PRICE
------------------------          -----------   ----------------   --------   -----------   --------
$4.5113 to $6.8609..............     500,126          1.5           $ 5.76       500,126     $ 5.76
$8.4586 to $11.5602.............   1,108,725          6.1           $11.51     1,108,725     $11.51
$12.2500 to $20.4511............   1,352,678          5.8           $13.75     1,352,678     $13.75
$20.9000 to $28.5000............   2,917,966          7.7           $22.41     1,685,616     $22.76
$29.1824 to $33.4375............   7,088,513          8.3           $30.05     3,159,763     $30.29
$35.5700 to $51.4098............   3,771,660          6.9           $42.50     3,683,660     $42.66
                                  ----------                                  ----------
                                  16,739,668          7.3           $28.25    11,490,568     $28.32
                                  ==========                                  ==========

  EMPLOYEE SHARE PURCHASE PLAN

     The Company maintains the GlobalSantaFe Corporation 1997 Employee Share Purchase Plan (the "Share Purchase Plan"). The Share Purchase Plan is designed to furnish eligible employees of the Company and designated subsidiaries of the Company an incentive to advance the best interests of the Company by providing a formal program whereby they may voluntarily purchase ordinary shares of the Company at a favorable price and upon favorable terms. Generally speaking, substantially all covered employees who are scheduled to work an average of at least 20 hours per week are eligible to participate in the Share Purchase Plan.

     Once a year, participants in the Share Purchase Plan will be granted options to purchase ordinary shares with a fair market value equal to the lesser of 10% of the participant's eligible compensation (as defined in the Share Purchase Plan) and the amount specified in Section 423(b) of the Code (currently $25,000). The exercise price of the options is 85% of the fair market value of the ordinary shares on the date of the grant, or the date of exercise, whichever is less. Options granted under the Share Purchase Plan are exercisable on the date one year after the date of grant. Generally, participants pay option exercise prices through payroll deductions made ratably throughout the year. The Company granted options to purchase a total of 263,713 ordinary shares in 2002 under the Share Purchase Plan. The fair value of options granted under the Share Purchase Plan as of the grant date was $9.61 per share for 2002.

  PERFORMANCE-BASED STOCK AWARDS

     The Company offers ordinary shares to certain key employees at nominal or no cost to the employee. Under the Company's current plan, which covers grants for 2002 in the table below, the exact number of shares that each employee receives is dependent on Company performance over a one-year period as measured against performance goals with respect to operating performance and cash flow, among other measures. The performance period applicable to each offer ends on December 31 of the year of the grant. Data for 2001 and 2000 represent

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES shares granted under the Global Marine plan. A summary of the status of performance-based stock awards (prior year periods have been adjusted for the conversion ratio) is presented in the table that follows:

                                                             2002       2001        2000
                                                           --------   ---------   ---------
Number of contingent shares at beginning of year.........        --     286,873     330,428
  Granted................................................   148,752     142,975     142,975
  Issued.................................................        --    (300,856)         --
  Canceled...............................................        --    (128,992)   (186,530)
                                                           --------   ---------   ---------
Number of contingent shares at end of year...............   148,752          --     286,873
                                                           ========   =========   =========
Shares vested at December 31.............................        --          --          --
Fair value at grant date.................................  $  23.92   $   29.36   $   19.32

     The amount of compensation cost included in income for the Company's performance-based stock awards was $1.3 million in 2002, $4.6 million in 2001, and $3.4 million in 2000.

NOTE 9 -- RETIREMENT PLANS

PENSIONS

     The Company has defined benefit pension plans covering all of its U.S. employees and a portion of its non-U.S. employees. For the most part, benefits are based on the employee's length of service and average earnings for the highest consecutive 60 months of compensation during the last ten years of service. Substantially all benefits are paid from funds previously provided to trustees. The Company is the sole contributor to the plans, with the exception of one of the Company's plans in the U.K., and its funding objective is to fund participants' benefits under the plans as they accrue, taking into consideration future salary increases. Net periodic pension cost for 2002 includes full-year costs related to the Santa Fe International plans. The components of net periodic pension benefit cost for the Company's pension plans were as follows:

                                                               2002    2001    2000
                                                              ------   -----   -----
                                                                  (IN MILLIONS)
Service cost -- benefits earned during the period...........  $ 13.4   $ 4.7   $ 4.5
Interest cost on projected benefit obligation...............    20.0     7.8     7.5
Expected return on plan assets..............................   (18.5)   (8.5)   (8.9)
Recognized actuarial loss...................................     4.2     0.4     0.8
Recognized actuarial loss-special termination benefits(1)...      --     2.0      --
Amortization of prior service cost..........................     1.1      --      --
                                                              ------   -----   -----
  Net periodic pension benefit cost.........................  $ 20.2   $ 6.4   $ 3.9
                                                              ======   =====   =====

---------------

(1) Special termination costs related to certain pension plans are included in Restructuring costs in 2001. See discussion in Note 1.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     The following table shows the changes in the projected benefit obligation and assets for all plans for the year ended December 31 and a reconciliation of the plans' funded status at year-end.

                                                               2002      2001
                                                              -------   ------
                                                               (IN MILLIONS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $ 252.8   $109.5
  Service cost..............................................     13.7      4.7
  Interest cost.............................................     20.3      7.8
  Employee contributions....................................      2.2       --
  Plan amendments...........................................     18.8       --
  Settlement loss...........................................      0.1       --
  Merger -- Santa Fe International's projected benefit
     obligation at Merger date..............................       --    133.8
  Special termination benefits..............................      3.8      2.0
  Actuarial loss (gain).....................................     33.6     (1.4)
  Exchange rate fluctuations................................     12.8       --
  Benefits paid.............................................    (19.3)    (3.6)
                                                              -------   ------
       Projected benefit obligation at end of year..........    338.8    252.8
                                                              -------   ------
Change in plan assets:
  Fair value of plan assets at beginning of year............    199.1     91.9
  Actual return on plan assets..............................    (32.3)    (8.0)
  Merger -- fair value of Santa Fe International's plan
     assets at Merger date..................................       --    111.4
  Employer contributions....................................     33.6      7.4
  Employee contributions....................................      2.2       --
  Exchange rate fluctuations................................     11.2       --
  Benefits paid.............................................    (19.3)    (3.6)
                                                              -------   ------
       Fair value of plan assets at end of year.............    194.5    199.1
                                                              -------   ------
Reconciliation of funded status:
  Funded status at end of year..............................   (144.3)   (53.7)
  Unrecognized net loss.....................................    109.9     28.5
  Unrecognized prior service cost...........................     17.7       --
                                                              -------   ------
       Net amount recognized................................  $ (16.7)  $(25.2)
                                                              =======   ======

                                                               2002     2001
                                                              ------   ------
                                                               (IN MILLIONS)
Amounts recognized in the balance sheet consist of:
  Accrued benefit liability.................................  $(92.1)  $(46.8)
  Intangible asset..........................................    13.1      0.8
  Accumulated other comprehensive loss......................    62.3     20.8
                                                              ------   ------
     Net amount recognized..................................  $(16.7)  $(25.2)
                                                              ======   ======

     During 2002, the Company made certain amendments to its pension plans, including, among other things, calculations of retirement benefit formulas, the amount of compensation included in these calculations and

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES formulas used for the determination of early retirement benefits. These amendments were made to conform benefits received under the Global Marine and Santa Fe International plans. Benefits paid for 2002 included approximately $11.4 million of lump-sum termination payments made as a result of the Merger.

     The following table provides information related to those plans that were underfunded as of December 31. In the table, the projected benefit obligation ("PBO") is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of future salary increases. The accumulated benefit obligation ("ABO") is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

                                                               2002     2001
                                                              ------   ------
                                                               (IN MILLIONS)
Projected benefit obligation................................  $338.8   $146.4
Accumulated benefit obligation..............................  $284.5   $130.1
Fair value of plan assets...................................  $194.5   $ 87.7

     The Company has established grantor trusts to provide funding for benefits payable under certain nonqualified plans. Assets in the trusts, which are irrevocable and can only be used to pay such benefits, with certain exceptions, are excluded from plan assets in the preceding tables in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The fair market value of such assets was $27.3 million at December 31, 2002, and $19.2 million at December 31, 2001 (see Note 3).

     The expected long-term rate of return on plan assets used to compute pension cost was 9% for 2002, 2001 and 2000. The assumed rate of increase in future compensation levels was 4.5% for 2002 and 2001, and 6.0% for 2000. The discount rate used to compute the projected benefit obligation was 6.75% for 2002, 7.25% for 2001 and 7.5% for 2000.

     The Company has a defined contribution ("401(k)") savings plan in which substantially all of the Company's U.S. employees are eligible to participate. Company contributions to the 401(k) savings plan are based on the amount of employee contributions. The Company matches 100% of each participant's first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $7.4 million for 2002, $5.2 million for 2001 and $3.9 million for 2000.

  OTHER POSTRETIREMENT BENEFITS

     The Company provides health care benefits to all retirees who are U.S. citizens and to certain non-U.S. citizen employees who were participants in a U.S. based health care plan at the time of their retirement and elect to enroll for continued coverage. Generally, employees who have reached the age of 55 and have rendered a minimum of five years of service are eligible for health care benefits. For the most part, health care benefits require a contribution from the retiree. Prior to July 1, 2002, the Company also provided term life insurance to certain retirees, both U.S. citizens and non-U.S. citizens. Liabilities for postretirement health care and life insurance benefits were $13.9 million at December 31, 2002, and $13.3 million at December 31, 2001.

     The weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits was 11% in 2002 and 2001, and 7% in 2000. This 11% rate is expected to decrease ratably to 5% in 2009 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, as of and for the year ended December 31, 2002, increasing or decreasing the assumed health care cost trend rates by one percentage point each year would change the accumulated postretirement benefit obligation by approximately $0.6 million and $0.5 million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit by approximately $35,000 and $32,000, respectively.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTE 10 -- INCOME TAXES

     Income before income taxes was comprised of the following:

                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
United States...............................................  $(76.4)  $147.2   $103.4
Foreign.....................................................   389.0    175.3     51.9
                                                              ------   ------   ------
  Income before income taxes................................  $312.6   $322.5   $155.3
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

     At December 31, the provision for income taxes consisted of the following:

                                                               2002     2001    2000
                                                              ------   ------   -----
                                                                   (IN MILLIONS)
Current -- Foreign..........................................  $ 53.4   $ 20.1   $11.2
        -- U.S. federal.....................................     0.1      2.1     1.2
                                                              ------   ------   -----
                                                                53.5     22.2    12.4
                                                              ------   ------   -----
Deferred -- Foreign.........................................     6.2      0.1    (2.2)
         -- U.S. federal....................................   (25.0)   101.4    31.2
                                                              ------   ------   -----
                                                               (18.8)   101.5    29.0
                                                              ------   ------   -----
     Provision for income taxes.............................  $ 34.7   $123.7   $41.4
                                                              ======   ======   =====

     A reconciliation of the differences between the Company's income tax provision computed at the appropriate statutory rate and the Company's reported provision for income taxes follows:

                                                              2002     2001    2000
                                                              -----   ------   -----
                                                                 ($ IN MILLIONS)
Income tax provision at statutory rate
  (Cayman Islands rate in 2002 and 2001, and U.S. rate in
  2000).....................................................  $  --   $   --   $54.4
Taxes on U.S. and foreign earnings at greater than the
  Cayman Islands rate.......................................   12.6     98.9      --
Taxes on foreign earnings at less than the U.S. rate........     --       --    (9.7)
Permanent differences.......................................    3.2       --    (0.1)
Adjustments to contingencies related to closed years........     --    (55.7)     --
Change in valuation allowance(1)............................   21.1     80.5      --
Other, net..................................................   (2.2)      --    (3.2)
                                                              -----   ------   -----
  Provision for income taxes................................  $34.7   $123.7   $41.4
                                                              =====   ======   =====
  Effective tax rate........................................    11%      38%     27%
                                                              =====   ======   =====

---------------

(1) The 2001 amount is comprised of the net change in the valuation allowance for the year of $105.9 million less $25.4 million of valuation allowance acquired from Santa Fe International at the time of the Merger.

     The Company intends to permanently reinvest all of the unremitted earnings of its U.S. Subsidiaries in their businesses. As a result, the Company has not provided for deferred taxes on $1.2 billion of cumulative unremitted

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES earnings at December 31, 2002. Should the Company make a distribution from the unremitted earnings of its U.S. Subsidiaries, the Company would be required to record additional U.S. deferred taxes. It is not practicable to estimate the amount of deferred tax liability associated with these unremitted earnings.

     In certain circumstances, management expects that, due to the changing demands of the offshore drilling markets, the Company's mobile assets are more likely than not to be redeployed to other locations before those assets operate in certain jurisdictions long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized on the earnings from these assets. In addition, the Company has not provided for U.S. deferred taxes on foreign earnings that could be taxed in the United States upon the occurrence of certain events in a future period. The Company plans, subject to approval by its Board of Directors, to implement a business restructuring that will better integrate the operations of the Company. This integration will change the U.S. tax classification of certain of its subsidiaries before the occurrence of any events that could give rise to a tax liability. Should management's expectations change regarding the length of time a mobile asset will be operating in a given location, or should the Company choose not to implement the planned business restructuring, the Company would be required to record additional deferred taxes that could have a material adverse effect on its financial position, results of operations and cash flows.

     Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                               2002      2001
                                                              -------   -------
                                                                (IN MILLIONS)
Deferred tax assets:
  Net operating loss carryforwards -- U.S. .................  $ 189.1   $ 139.5
  Net operating loss carryforwards -- various foreign.......     55.1      80.2
  Tax credit carryforwards..................................     15.2      18.0
  Accrued expenses not currently deductible.................     35.3      23.2
  Other.....................................................     13.6      13.0
                                                              -------   -------
                                                                308.3     273.9
Less: Valuation allowance...................................   (167.7)   (146.6)
                                                              -------   -------
  Deferred tax assets, net of valuation allowance...........    140.6     127.3
                                                              -------   -------
Deferred tax liabilities:
  Depreciation and depletion for tax in excess of book
     expense................................................    135.1     153.4
  Tax benefit transfers.....................................      4.3       6.6
  Other.....................................................      2.9       6.8
                                                              -------   -------
     Total deferred tax liabilities.........................    142.3     166.8
                                                              -------   -------
     Net future income tax liability........................  $  (1.7)  $ (39.5)
                                                              =======   =======

     In 2002, based upon currently anticipated market conditions in the United States, the Company did not adjust the valuation allowance against the U.S. NOL carryforwards.

     In 2001, the valuation allowance increased by approximately $105.9 million, of which $102.9 million related to U.S. NOL carryforwards. The $102.9 million increase in the valuation allowance was partially offset by a $55.7 million adjustment to prior years' tax contingencies, resulting in a net charge in the fourth quarter of 2001 of $47.2 million. The Company recorded a valuation allowance against its U.S. NOL carryforwards because the Company believes it is more likely than not that it will not generate sufficient U.S. taxable income to fully utilize its NOL carryforwards before they expire. Reduced activity levels in the U.S. Gulf of Mexico in 2001 contributed

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES to a decrease in the expected future earnings of the Company's U.S. subsidiaries. Also, as a result of the Merger, the expiration dates of the Company's NOL carryforwards were accelerated by one year, decreasing the number of years available to fully utilize the NOL carryforwards before they expire. In addition, the Company had previously recorded a valuation allowance against the net deferred tax assets in certain foreign jurisdictions. These net deferred tax assets decreased by approximately $22.4 million in 2001 and increased by $21.1 million in 2002. The valuation allowance recorded against the net deferred tax asset changed accordingly in each respective year.

     At December 31, 2002, the Company had $540.4 million of U.S. NOL carryforwards. In addition, the Company has $15.2 million of non-expiring U.S. alternative minimum tax credit carryforwards. Both the NOL carryforwards and the U.S. alternative minimum tax credit carryforwards can be used to reduce the Company's U.S. federal income taxes payable in future years. The NOL carryforwards subject to expiration expire as follows (in millions):

YEAR ENDED DECEMBER 31:                                       TOTAL    UNITED STATES   FOREIGN
-----------------------                                       ------   -------------   -------
2003........................................................  $  6.8      $   --        $ 6.8
2004........................................................   227.5       214.5         13.0
2005........................................................    91.2        82.8          8.4
2006........................................................    20.7        19.6          1.1
2007........................................................    34.1        34.1           --
2008........................................................    18.8        18.8           --
2012........................................................     0.2         0.2           --
2018........................................................    22.9        22.9           --
2023........................................................   147.5       147.5           --
                                                              ------      ------        -----
Total.......................................................  $569.7      $540.4        $29.3
                                                              ======      ======        =====

     In addition, the Company also had $63.5 million and $75.6 million of non-expiring NOL carryforwards in the United Kingdom and Trinidad and Tobago, respectively.

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

     As of December 31, 2002, Global Marine and its U.S. subsidiaries had approximately $540.4 million of NOL carryforwards for United States federal income tax purposes. This amount included an NOL carryforward of $408.4 million at November 19, 2001, related to Global Marine. The Company also had approximately $168.4 million of NOL carryforwards from foreign jurisdictions. The Company can provide no assurance that the full amount of its NOL carryforwards will be allowed. The NOL carryforwards are scheduled to expire from 2003 to 2023. Section 382 of the U.S. Internal Revenue Code could limit the future use of the NOL carryforwards if the direct and indirect ownership of stock of the relevant company changes by more than 50% in certain circumstances over a prescribed testing period. The Internal Revenue Service may take the position that the Merger caused a greater-than-50% ownership change with respect to Global Marine (see Note 1). If the Merger did not result in such an ownership change, changes in the ownership of the Company's stock following the Merger could result in such an ownership change. In the event of such an ownership change, the Section 382 rules would limit the utilization of the NOL carryforwards of Global Marine in each taxable year ending after the

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES ownership change to an amount equal to a federal long-term tax-exempt rate published monthly by the Internal Revenue Service, multiplied by the fair market value of all of Global Marine's stock at the time of the ownership change. For this purpose, the value of Global Marine's stock could also be subject to adjustments, thereby further limiting the ability of the Company to utilize its NOL carryforwards in each taxable year thereafter.

NOTE 11 -- EARNINGS PER ORDINARY SHARE

     A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

                                                      2002              2001             2000(1)
                                                 ---------------   ---------------   ---------------
                                                 ($ IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net income (numerator):
  Net income -- Basic..........................   $      277.9      $      198.8      $      113.9
  Add: Interest savings (net of tax) on assumed
     conversion of Zero Coupon Convertible
     Debentures................................             --               7.0                --
                                                  ------------      ------------      ------------
  Net income -- Diluted........................   $      277.9      $      205.8      $      113.9
                                                  ============      ============      ============
Ordinary shares (denominator):
  Shares -- Basic..............................    233,747,710       130,544,893       116,600,920
  Add:
     Effect of employee stock options..........      2,707,061         2,089,233         2,662,230
     Shares issuable upon assumed conversion of
       Zero Coupon Convertible Debentures......             --         4,875,062                --
                                                  ------------      ------------      ------------
  Shares -- Diluted............................    236,454,771       137,509,188       119,263,150
                                                  ============      ============      ============
Earnings per ordinary share:
     Basic.....................................   $       1.19      $       1.52      $       0.98
     Diluted...................................   $       1.18      $       1.50      $       0.95

---------------

(1) Earnings per share data for 2000 has been restated to reflect the effect of the exchange ratio of 0.665 established in the Merger.

     The computation of diluted earnings per share excludes outstanding stock options with exercise prices greater than the average market price of the Company's ordinary shares for the year, because the inclusion of such options would be antidilutive. The number of antidilutive options that were excluded from diluted earnings per ordinary share and could potentially dilute basic earnings per ordinary share in the future were 9,401,866 shares in 2002, 4,668,834 shares in 2001, and 610,641 shares in 2000. Antidilutive options for 2000 have been restated to reflect the effect of the exchange ratio of 0.665 established in the merger agreement.

     As discussed in Note 4, holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015. The Company may pay the repurchase price with either cash or shares or a combination thereof. The Company does not anticipate using ordinary shares to satisfy any such future purchase obligation.

NOTE 12 -- SUPPLEMENTAL CASH FLOW INFORMATION

     During the year ended December 31, 2002, the Company incurred approximately $12.8 million of capital expenditures related to its rig building program that had been accrued but not paid as of December 31, 2002. These amounts are included in Accounts payable in the Consolidated Balance Sheet at December 31, 2002.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     In December 2002, the Company's Board of Directors declared a regular quarterly cash dividend in the amount of $0.0325 per ordinary share. The dividend in the amount of $7.6 million was paid on January 15, 2003, to shareholders of record as of the close of business on December 31, 2002.

     On November 20, 2001, Global Marine merged with a subsidiary of Santa Fe International. The following table summarizes the allocation of the purchase price to the specific assets and liabilities of Santa Fe International based on estimates of fair values and costs at the time of the Merger.

                                                               (IN MILLIONS)
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
                                                                 --------
                                                                 $2,567.1
                                                                 ========

     In June 2001, the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45.0 million. The Company received $5.0 million in cash at closing with the remainder of the purchase price in the amount of $40.0 million, plus interest, being due on or before March 1, 2003. The Company received approximately $35 million (including accrued interest), net of $7 million in sales commissions and payments to minority owners, during the first quarter of 2002, representing full payment of the remaining purchase price.

     Cash payments for interest, net of amounts capitalized, totaled $21.9 million, $41.3 million and $29.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash payments for income taxes, net of refunds, totaled $51.8 million, $14.5 million and $6.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 13 -- SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has three lines of business, each organized along the basis of services and products and each with a separate management team. The Company's three lines of business are reported as separate operating segments and consist of contract drilling, drilling management services and oil and gas. The Company's contract drilling business provides crewed, mobile offshore and land drilling rigs to oil and gas operators on a daily rate basis and is also referred to as dayrate drilling. The drilling management services business, also referred to as turnkey drilling, designs, develops, and executes specific offshore drilling programs and delivers a logged or cased hole to an agreed depth for a guaranteed price. The Company's oil and gas business participates in exploration and production activities, principally in order to facilitate the acquisition of turnkey contracts for the Company's drilling management services operations.

     The Company evaluates and measures segment performance on the basis of operating income. Segment operating income is inclusive of intersegment revenues. Such revenues, which have been eliminated from the consolidated totals, are recorded at transfer prices, which are intended to approximate the prices charged to external customers. Segment operating income consists of revenues less the related operating costs and expenses and excludes interest expense, interest income and corporate expenses. Segment assets consist of all current and long-lived assets, exclusive of affiliate receivables and investments.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                            DRILLING
                                CONTRACT   MANAGEMENT                             ELIMINATIONS
                                DRILLING    SERVICES    OIL AND GAS   CORPORATE    AND OTHER     CONSOLIDATED
                                --------   ----------   -----------   ---------   ------------   ------------
                                                                (IN MILLIONS)
Revenues from External
  Customers(1)
  2002........................  $1,606.5     $400.6        $10.6                                   $2,017.7
  2001........................     960.4      409.3         13.9                                    1,383.6
  2000........................     598.5      440.1         20.1                                    1,058.7
Intersegment Revenues
  2002........................      12.5       16.2           --                     $(28.7)             --
  2001........................      13.7        8.0           --                      (21.7)             --
  2000........................       5.1       10.0           --                      (15.1)             --
Total Revenues
  2002........................   1,619.0      416.8         10.6                      (28.7)        2,017.7
  2001........................     974.1      417.3         13.9                      (21.7)        1,383.6
  2000........................     603.6      450.1         20.1                      (15.1)        1,058.7
Operating Income
  2002........................     360.2       28.6          4.8       $(61.8)           --           331.8
  2001........................     338.5       33.4          8.4        (28.1)        (22.3)(2)       329.9
  2000........................     184.5       21.6         12.2        (24.6)         (5.2)          188.5
Depreciation, Depletion and
  Amortization
  2002........................     248.7        0.1          2.2          3.4            --           254.4
  2001........................     141.9        0.2          2.1          2.1            --           146.3
  2000........................     100.3        0.2          4.5          2.0            --           107.0
Capital Expenditures
  2002(3).....................     562.1        0.1          6.9          5.0            --           574.1
  2001........................     150.0         --          2.0          6.4            --           158.4
  2000........................     175.9        0.2          0.3          1.4            --           177.8
Segment Assets
  2002........................   5,186.1       67.6         18.0        536.5            --         5,808.2
  2001........................   4,758.6       34.6         12.0        723.7            --         5,528.9
Goodwill
  2002........................     386.4        0.5           --           --            --           386.9
  2001........................     382.1        0.5           --           --            --           382.6

---------------

(1) Revenues for prior periods have been reclassified to include certain reimbursements received for out-of-pocket expenditures as revenues (Note 1).

(2) Restructuring costs are discussed in Note 1.

(3) Capital expenditures for 2002 include approximately $12.8 million of capital expenditures related to the Company's rig building program that had been accrued but not paid as of December 31, 2002 (Note 12).

     One customer accounted for more than 10% of consolidated revenues for 2002:
ExxonMobil provided $267.7 million of contract drilling revenues and $0.1 million of drilling management services revenues. In 2001, two customers each accounted for more than 10% of consolidated revenues: ExxonMobil provided $180.1 million of contract drilling revenues, and BP provided $146.0 million of contract drilling revenues and $1.6 million

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES of drilling management services revenues. No single customer accounted for more than ten percent of consolidated revenues in 2000.

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

                                                               2002       2001       2000
                                                             --------   --------   --------
                                                                     (IN MILLIONS)
United Kingdom.............................................  $  535.3   $  174.5   $  110.3
Nigeria....................................................     105.2       86.7       44.2
Trinidad and Tobago........................................      70.7       80.7       28.5
Other foreign countries(1).................................     697.6      238.8      132.4
                                                             --------   --------   --------
     Total foreign revenues................................   1,408.8      580.7      315.4
United States..............................................     608.9      802.9      743.3
                                                             --------   --------   --------
     Total revenues........................................  $2,017.7   $1,383.6   $1,058.7
                                                             ========   ========   ========

---------------

(1) Individually less than 5% of consolidated revenues for 2002, 2001 and 2000.

     Long-lived assets by geographic areas, based on their physical location at December 31, were as follows:

                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Properties and equipment:
  United Kingdom............................................  $  918.3   $1,070.9
  Other foreign countries(1)................................   1,777.8    1,306.3
                                                              --------   --------
          Total foreign long-lived assets...................   2,696.1    2,377.2
  United States.............................................   1,025.9    1,364.5
                                                              --------   --------
          Total productive assets...........................   3,722.0    3,741.7
  Construction in progress -- Singapore.....................     472.0      155.9
                                                              --------   --------
          Total properties and equipment....................   4,194.0    3,897.6
Goodwill....................................................     386.9      382.6
                                                              --------   --------
          Total long-lived assets...........................  $4,580.9   $4,280.2
                                                              ========   ========

---------------

(1) Individually less than 10% of consolidated long-lived assets at December 31, 2002 and 2001.

NOTE 14 -- TRANSACTIONS WITH AFFILIATES

     In connection with its initial public offering, Santa Fe International entered into an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings, which agreement was amended in connection with the Merger. The intercompany agreement, as amended, provides that, as long as Kuwait Petroleum Corporation and its affiliates, in the aggregate, own at least 10% of the Company, the consent of SFIC Holdings is required to change the jurisdiction of any existing subsidiary of the Company or incorporate a new subsidiary in any jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates or reincorporate the Company in another jurisdiction. The intercompany agreement, as amended,

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES also provides SFIC Holdings the right to designate up to three representatives to the Company's Board of Directors based on SFIC Holdings' ownership percentage in the Company and provides SFIC Holdings rights to access certain information concerning the Company. SFIC Holdings currently holds approximately 18.7% of the outstanding ordinary shares of the Company.

     The Company provides contract drilling services in Kuwait to the Kuwait Oil Company, K.S.C. ("KOC"), a subsidiary of Kuwait Petroleum Corporation, and also provides contract drilling services to a partially owned affiliate of KOC in the Kuwait-Saudi Arabian Partitioned Neutral Zone. Such services are performed pursuant to drilling contracts containing terms and conditions and rates of compensation that materially approximate those customarily included in arm's-length contracts of a similar nature. In connection therewith, KOC provides the Company rent-free use of certain land and maintenance facilities and has committed to providing same, subject to the availability of the maintenance facilities, through the current term of the drilling contracts and extensions thereof as may be agreed. In relation to its drilling business in Kuwait, the Company has an agency agreement with a subsidiary of Kuwait Petroleum Corporation that obligates the Company to pay an agency fee based on a percentage of revenues. The Company believes the terms of this agreement are more favorable than those which could be obtained with an unrelated third party in an arm's-length negotiation, but the value of such terms is currently immaterial to the Company's results of operations.

     During the year ended December 31, 2002, the Company earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $62.7 million and paid $586,000 of agency fees pursuant to such agency agreement. During the period following the Merger until December 31, 2001, the Company earned revenues from KOC and its affiliate totaling $6.9 million and paid $80,000 of agency fees. At December 31, 2002 and 2001, the Company had accounts receivable from affiliates of Kuwait Petroleum Corporation of $11.1 million and $9.9 million, respectively.

NOTE 15 -- SUMMARIZED FINANCIAL DATA -- GLOBAL MARINE INC. AND SUBSIDIARIES

     Global Marine Inc. ("Global Marine"), a wholly owned subsidiary of GlobalSantaFe Corporation, is a domestic and international offshore drilling contractor, with a fleet of 33 mobile offshore drilling rigs worldwide. Global Marine, through its subsidiaries, provides offshore drilling services on a dayrate basis in the U.S. Gulf of Mexico and internationally, provides drilling management services on a turnkey basis, and also engages in oil and gas exploration, development and production activities, principally in order to facilitate the acquisition of turnkey contracts for its drilling management services operations.

     Summarized financial information for Global Marine and its consolidated subsidiaries follows:

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               2002       2001       2000
                                                             --------   --------   --------
                                                                     (IN MILLIONS)
Sales and other operating revenues(1)......................  $1,223.7   $1,286.6   $1,058.7
Operating income...........................................     136.2      303.1      188.5
Net income.................................................      74.2      171.2      113.9

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Current assets..............................................  $  791.0   $  621.0
Net properties and equipment................................   1,887.4    1,897.9
Other assets................................................     103.6       96.5
Current liabilities.........................................     260.7      174.1
Total long-term debt(2).....................................     941.9      929.2
Other long-term liabilities.................................      81.5       73.0
Net equity..................................................   1,497.9    1,439.1

---------------

(1) Prior period amounts have been reclassified to include certain reimbursements received for out-of-pocket expenses as revenues per EITF Issue 01-14 (Note 1). These amounts were previously recorded as a reduction of the related expenses incurred.

(2) Includes capitalized lease obligation.

NOTE 16 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 142 and SFAS No. 144 effective January 1, 2002.

     SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The key provisions of SFAS No. 142:

     - Eliminate the amortization of goodwill and indefinite-lived intangible assets;

     - Require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); and

     - Require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

     At December 31, 2002, Goodwill in the Company's Condensed Consolidated Balance Sheet totaled approximately $386.9 million, substantially all of which was recorded in connection with the Merger (see Note 1). The Company has defined reporting units within its contract drilling segment based upon economic and market characteristics of these units. All of the goodwill recorded in connection with the Merger has been allocated to the jackup drilling fleet reporting unit, as these rigs were the primary source of value in the Merger discussions and negotiations. The estimated fair value of this reporting unit for purposes of the Company's annual goodwill impairment testing is based upon the present value of its estimated future net cash flows, utilizing a discount rate based upon the Company's cost of capital. The Company has completed its goodwill impairment testing for 2002 and was not required to record a goodwill impairment loss. The amortization of goodwill existing before the Merger was immaterial.

     SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirement obligations, and is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the required adoption of SFAS No. 143 in 2003 will have a material effect on its results of operations, financial position or cash flows.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

     SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, among other things:

     - Establishes criteria to determine when a long-lived asset is held for sale, including a group of assets and liabilities that represents the unit of accounting for a long-lived asset classified as held for sale;

     - Provides guidance on the accounting for a long-lived asset if the criteria for classification as held for sale are met after the balance sheet date but before the issuance of the financial statements; and

     - Provides guidance on the accounting for a long-lived asset classified as held for sale.

     The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted SFAS No. 145 in the second quarter of 2002. SFAS No. 145, among other things, addresses the criteria for the classification of extinguishment of debt as an extraordinary item and addresses the accounting treatment of certain sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the required adoption of SFAS No. 146 will have a material effect on its results of operations, financial position or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides three alternative methods of transition and disclosure requirements for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The three alternative methods available are: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, which is available only for companies converting to SFAS No. 123 prior to December 16, 2003, compensation cost is recognized for awards granted, modified or settled after the beginning of the year of adoption. The modified prospective method recognizes compensation costs from the beginning of the year of adoption as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. The retroactive restatement method provides that all periods presented are restated to reflect compensation costs as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. In addition to providing compensation cost recognition methods, SFAS No. 148 also requires certain disclosures, including method used for each period presented, a description of the method used to report the change in accounting principle and continuing tabular presentation of proforma net income and earnings per share effects for any awards outstanding under the intrinsic method of Accounting Principles Board Opinion No. 25. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148, and is currently evaluating the potential effects of the implementation of the transition requirements of this Statement on its financial position and results of operations.

     In November 2002, the FASB issued Interpretation No. 45; "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation provides disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a liability for the fair value of the obligation undertaken in issuing certain guarantees shall be recognized at inception of the guarantee. FIN 45 does

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES not, however, prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that it has no material guarantees within the scope of FIN 45 other than the fully defeased financing leases for two of its drillships (see Note 5).

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, or variable-interest entities ("VIEs"). FIN 46 is effective for public entities with VIEs created before February 1, 2003, at the beginning of the first interim or annual reporting period starting after June 15, 2003. For VIEs created after January 31, 2003, FIN 46 is effective immediately. Upon the applicable effective date, FIN 46 will become the guidance that determines whether consolidation is required or whether the variable-interest accounting model must be used to account for existing and new entities. The Company does not believe that it currently has any VIEs within the scope of FIN 46.

           CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     In the following table, the Company's operating results for 2002 reflect the operations of the combined company. The Company's operating results for the fourth quarter of 2001 include Global Marine's operations for the full quarter and Santa Fe International's operations from the merger date (42 days), while the Company's quarterly operating results for the first three quarters of 2001 represent Global Marine only. The consolidated selected quarterly financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data."

                                                  2002                                      2001
                                  -------------------------------------     -------------------------------------
                                  FOURTH     THIRD    SECOND     FIRST      FOURTH     THIRD    SECOND     FIRST
                                  QUARTER   QUARTER   QUARTER   QUARTER     QUARTER   QUARTER   QUARTER   QUARTER
                                  -------   -------   -------   -------     -------   -------   -------   -------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues(1).....................  $512.9    $514.4    $501.7    $488.7      $397.4    $322.6    $382.5    $281.1
Operating income................    59.6      90.7      88.7      92.8        79.4      90.5      95.4      64.6
Net income......................    52.4      75.0      73.4      77.1        11.7      62.1      84.3      40.7
Earnings per ordinary share:(2)
  Basic.........................    0.23      0.32      0.31      0.33        0.07      0.53      0.72      0.35
  Diluted.......................    0.22      0.32      0.31      0.33        0.07      0.52      0.69      0.34
Net income includes the
  following special items:
  Gain on sale of
    special-purpose rig.........      --        --        --        --          --        --      22.8        --
  Provision for income
    taxes(3)....................      --        --        --        --       (47.2)       --        --        --
Cash dividends declared per
  ordinary share:(4)............  0.0325    0.0325    0.0325    0.0325      0.0325        --        --        --
Price ranges of ordinary
  shares:(5)
  High..........................   26.20     27.15     36.40     33.13       29.39     27.38     43.23     49.23
  Low...........................   21.90     19.33     27.35     25.00       20.27     19.17     27.74     36.96

---------------

(1) Revenues for the first quarter of 2002 and all 2001 periods have been reclassified pursuant to EITF Issue 01-14 (Note 1).

(2) Per share data of Global Marine prior to the Merger has been restated to reflect the effect of the exchange ratio of 0.665 established in the merger agreement.

(3) The Company established a valuation allowance in the fourth quarter 2001 against a tax asset related to its United States net operating loss (NOL) carryforwards. As a result of the Merger, the Company's NOL expirations were accelerated by a year. In addition, reduced activity levels in the U.S. Gulf of Mexico in 2001 contributed to a decrease in the expected future earnings of the Company's U.S. subsidiaries.

(4) In the fourth quarter 2001, the Company's Board of Directors declared a regular quarterly cash dividend of $0.0325 per ordinary share. Global Marine historically did not pay dividends on its common stock.

(5) Data for 2001 represents the high and low share prices of Global Marine common shares up to the merger date, as adjusted to reflect the exchange ratio of 0.665 established in the Merger.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

     Our audits of the consolidated financial statements referred to in our report dated March 21, 2003, appearing in the 2002 Annual Report on Form 10-K of GlobalSantaFe Corporation and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 21, 2003

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                             ADDITIONS
                                                                       ----------------------
                                                                         CHARGE
                                          BALANCE AT    MERGER WITH    (CREDIT) TO   CHARGED                 BALANCE AT
                                          BEGINNING      SANTA FE       COSTS AND    TO OTHER                   END
DESCRIPTION                                OF YEAR     INTERNATIONAL    EXPENSES     ACCOUNTS   DEDUCTIONS    OF YEAR
-----------                               ----------   -------------   -----------   --------   ----------   ----------
                                                                          (IN MILLIONS)
Year ended December 31, 2002:
  Allowance for doubtful accounts
     receivable.........................    $  3.2         $  --         $  0.2        $--        $   --       $  3.4
  Deferred tax asset valuation
     allowance..........................     146.6            --           49.6         --         (28.5)       167.7
Year ended December 31, 2001:
  Allowance for doubtful accounts
     receivable.........................    $  4.7         $ 3.1         $ (4.6)       $--        $   --       $  3.2
  Deferred tax asset valuation
     allowance..........................      40.7          25.4          136.2         --         (55.7)       146.6
Year ended December 31, 2000:
  Allowance for doubtful accounts
     receivable.........................    $  6.6         $  --         $  0.6        $--        $ (2.5)      $  4.7
  Deferred tax asset valuation
     allowance..........................      36.6            --            9.0         --          (4.9)        40.7

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

ITEM 14. CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                         PAGE
                                                                         ----
      (a)  Financial Statements, Schedules and Exhibits
      (1)  Financial Statements
           Report of Independent Accountants...........................   51
           Consolidated Statements of Income...........................   52
           Consolidated Balance Sheets.................................   53
           Consolidated Statements of Cash Flows.......................   54
           Consolidated Statements of Shareholders' Equity.............   55
           Notes to Consolidated Financial Statements..................   56
      (2)  Financial Statement Schedule
           Report of Independent Accountants...........................   90
           Schedule II -- Valuation and Qualifying Accounts............   91
           Schedules other than Schedule II are omitted for the reason that they are not applicable.
      (3)  Exhibits

     The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-14634). Exhibits filed herewith are so indicated by a "+". Exhibits incorporated by reference are so indicated by parenthetical information.

   2.1 Agreement and Plan of Merger, dated as of August 31, 2001, among the Company, Silver Sub, Inc., Gold Merger Sub, Inc.
          and Global Marine Inc. (incorporated herein by this reference to the Company's Current Report on Form 8-K filed
          September 4, 2001).
   3.1    Amended and Restated Memorandum of Association of the
          Company, adopted by Special Resolution of the members effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
   3.2 Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the shareholders effective
          November 20, 2001 (incorporated herein by this reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
   4.1    Section 15.2 of the Amended and Restated Articles of
          Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders
          (incorporated herein by this reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 2001).
   4.2    Indenture dated as of September 1, 1997, between Global
          Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.
          (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.'s Registration Statement on Form S-4 (No.
          333-39033) filed with the Commission on October 30, 1997);
          First Supplemental dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of Global Marine
          Inc.'s Quarterly Report on Form 10-Q (Commission File No.
          1-5471) for the quarter ended June 30, 2000).
   4.3 Form of 7 1/8% Exchange Note Due 2007 (incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to Global Marine Inc.'s Registration Statement on Form S-4 (No.
          333- 39033) filed with the Commission on February 3, 1998).
   4.4 Terms of 7 1/8% Notes Due 2007 (incorporated herein by this reference to Exhibit 4.5 of Global Marine Inc.'s
          Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997).
   4.5 Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.'s Current
          Report on Form 8-K (Commission File No. 1-5471) dated May
          20, 1998).

   4.6    Terms of 7% Note Due 2028 (incorporated herein by this
          reference to Exhibit 4.1 of Global Marine Inc.'s Current
          Report on Form 8-K (Commission File No. 1-5471) dated May
          20, 1998).
   4.7    Form of Zero Coupon Convertible Debentures Due June 23, 2020
          (incorporated herein by this reference to Exhibit 4.4 of
          Global Marine Inc.'s Quarterly Report on Form 10-Q
          (Commission File No. 1-5471) for the quarter ended June 30,
          2000).
  +4.8    Purchase Agreement dated February 4, 2003, between the
          Company and Goldman, Sachs & Co. relating to 5% Notes due
          2013.
  +4.9    Indenture dated as of February 1, 2003, between
          GlobalSantaFe Corporation and Wilmington Trust Company, as
          Trustee, relating to Debt Securities of GlobalSantaFe
          Corporation.
  +4.10   Form of 5% Note due 2013.
  +4.11   Terms of 5% Note due 2013.
  +4.12   Registration Rights Agreement dated as of February 11, 2003, between GlobalSantaFe Corporation and Goldman, Sachs, & Co.
  10.1    Intercompany Agreement by and among Kuwait Petroleum
          Corporation, SFIC Holdings (Cayman), Inc. and the Company,
          dated June 9, 1997 (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Amendment to Intercompany Agreement
          dated December 26, 2000 (incorporated herein by this
          reference to Exhibit 10.39 to the Company's Annual Report on
          Form 10-K for the calendar year ended December 31, 2000);
          Consent and Amendment to Intercompany Agreement dated August
          31, 2001 (incorporated herein by this reference to Annex E to the joint proxy statement/prospectus constituting part of
          Amendment No. 1 to the Company's Registration Statement on
          Form S-4 (No. 333-70268) filed October 12, 2001).
  10.2    Management Services Agreement by and between SFIC Holdings
          (Cayman), Inc. and the Company, dated June 9, 1997
          (incorporated herein by this reference to the Company's
          Annual Report on Form 20-F for the fiscal year ended June
          30, 1997).
  10.3    Agency Agreement between Kuwait Santa Fe Braun for
          Engineering and Petroleum Enterprises(K.S.B.) Company K.S.C.
          and the Company, dated April 1, 1992 (incorporated herein by this reference to the Company's Registration Statement on
          Form F-1 (No. 333-6912) filed May 14, 1997).
  10.4    Drilling Contract between Azerbaijan International Operating
          Company and the Company, executed on March 14, 2000, dated effective July 7, 1999 (incorporated herein by this
          reference to the Company's Report on Form 6-K filed May 5,
          2000).
  10.5    Overall Agreement between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1,
          2001 (incorporated herein by this reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001).
  10.6    Amendment of Overall Agreement between Santa Fe
          International Corporation and PPL Shipyard PTE, Ltd. of
          Singapore, dated February 1, 2001 (incorporated herein by
          this reference to Exhibit 10.41 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2001).
  10.7    Contract for the Construction and Sale of a Jackup Drilling
          Unit (Hull No. 2001) between Santa Fe International
          Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated
          February 1, 2001 (incorporated herein by this reference to
          Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2001).
  10.8    Contract for the Construction and Sale of a Jackup Drilling
          Unit (Hull No. 2002) between Santa Fe International
          Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated
          February 1, 2001 (incorporated herein by this reference to
          Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2001).
  10.9    Overall Agreement between the Company and PPL Shipyard PTE,
          Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30,
          2001).
  10.10   Contract for the Construction and Sale of a Semi-submersible
          Drilling Unit (Hull No. P.2003) between the Company and PPL
          Shipyard PTE, Ltd. of Singapore, dated April 11, 2001
          (incorporated herein by this reference to Exhibit 10.2 to
          the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

  10.11   Contract for the Construction and Sale of a Semi-submersible
          Drilling Unit (Hull No. P-2004) between the Company and PPL
          Shipyard PTE, Ltd. of Singapore, dated April 11, 2001
          (incorporated herein by this reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
  10.12   Bareboat Charter Agreement, dated July 2, 1996, between the
          United States of America and Global Marine Capital
          Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.'s Current Report on Form
          8-K (Commission File No. 1-5471) dated August 1, 1996).
  10.13   Head Lease Agreement dated 8th December 1998 by and between
          Nelstar Leasing Company Limited, as lessor, and Global
          Marine Leasing Corporation, as lessee, relating to a Glomar
          Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd.
          with hull number 1739 (t.b.n. "Glomar C.R. Luigs")
          (incorporated herein by this reference to Exhibit 10.10 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
          File No. 1-5471) for the year ended December 31, 1998).
  10.14 Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar
          Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of Global Marine Inc.'s
          Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
  10.15   Head Lease Agreement dated 8th December 1998 by and between
          BMBF (No. 12) Limited, as lessor, and Global Marine
          International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater
          Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of Global Marine Inc.'s Annual Report on Form
          10-K (Commission File No. 1-5471) for the year ended
          December 31, 1998).
  10.16 Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No.
          12) Limited, as Lessor (incorporated herein by this reference to Exhibit 10.15 of Global Marine Inc.'s Annual
          Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
 +10.17   Head-lease Agreement dated January 30, 2003 between
          GlobalSantaFe Drilling Company (North Sea) Limited, as lessor, and Sogelease B.V., as lessee, in respect of the jack-up drilling unit known as "Britannia."
 +10.18   Sub-lease Agreement dated January 30, 2003 between Sogelease
          B.V., as sub-lessor, and GlobalSantaFe Drilling Company
          (North Sea) Limited, as sub-lessee, in respect of the jack-up drilling unit known as "Britannia."
 +10.19   Guarantee and Indemnity dated January 30, 2003 between
          GlobalSantaFe Corporation, as guarantor, and Sogelease B.V.
          relating to the jack-up drilling unit known as "Britannia."
 *10.20   Amended and Restated Employment Agreement dated as of August
          16, 2001, among Global Marine Inc., Global Marine Corporate
          Services Inc. and Robert E. Rose, and First Amendment thereto dated August 31, 2001 (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit
          10.3 of Global Marine Inc.'s Quarterly Report on Form 10-Q
          (Commission File No. 1-5471) for the quarter ended September
          30, 2001.)
 *10.21   Employee Severance Protection Plan adopted May 2, 1997
          (incorporated herein by this reference to the Company's
          Annual Report on Form 20-F for the fiscal year ended June
          30, 1997); Form of Executive Severance Protection Agreement thereunder, effective October 18, 1999, between the Company and fourteen executive officers, respectively (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1999).
 *10.22 Amendments to Executive Severance Protection Agreements, dated October 25, 2001, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.1 of the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2002).
 *10.23   Amendment to Executive Severance Protection Agreement, dated
          August 31, 2001, between the Company and C. Stedman Garber,
          Jr. (incorporated herein by this reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

 *10.24   Form of Severance Agreement dated August 16, 2001, between
          Global Marine Inc. and six executive officers, respectively
          (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.'s
          Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).
+*10.25   Supplemental Agreement to Severance Agreement dated January
          20, 2003 by and between Global Marine Inc., GlobalSantaFe
          Corporation and W. Matt Ralls.
 *10.26   Global Marine Severance Program for Shorebased Staff
          Personnel, as amended and restated effective August 16, 2001
          (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.5 of Global Marine Inc.'s
          Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).
 *10.27 1997 Long Term Incentive Plan (incorporated herein by this reference to the Company's Registration Statement on Form
          S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997
          Long Term Incentive Plan (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Long Term Incentive Plan dated December 1, 1999
          (incorporated herein by this reference to the Company's
          Annual Report on Form 20-F for the calendar year ended
          December 31, 1999).
 *10.28   GlobalSantaFe Corporation 2001 Long-Term Incentive Plan
          (incorporated herein by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
 *10.29   Global Marine Inc. 1989 Stock Option and Incentive Plan
          (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
          File No. 1-5471) for the year ended December 31, 1988);
          First Amendment (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.'s Annual Report on Form
          10-K (Commission File No. 1-5471) for the year ended
          December 31, 1990); Second Amendment (incorporated herein by this reference to Exhibit 10.7 of Global Marine Inc.'s
          Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment
          (incorporated herein by this reference to Exhibit 10.19 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
          File No. 1-5471) for the year ended December 31, 1993.);
          Fourth Amendment (incorporated herein by this reference to Exhibit 10.16 of Global Marine Inc.'s Annual Report on Form
          10-K (Commission File No. 1-5471) for the year ended
          December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.'s
          Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment
          (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.'s Annual Report on Form 10-K (Commission
          File No. 1-5471) for the year ended December 31, 1996).
 *10.30   GlobalSantaFe Corporation 1998 Stock Option and Incentive
          Plan (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.'s Quarterly Report on Form 10-Q
          (Commission File No. 1-5471) for the quarter ended March 31,
          1998); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.'s Quarterly
          Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).
 *10.31   Memorandum dated November 20, 2001,Regarding Grant of
          Restricted Stock, including Terms and Conditions of
          Restricted Stock (incorporated herein by this reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
 *10.32   Form of Memorandum dated March 4, 2002, Regarding Grant of
          Performance-Based Restricted Units to ten executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 2001).
 *10.33 Form of Notice of Grant of Stock Options currently in use for new stock option grants under the 2001 Long-Term
          Incentive Plan and the GlobalSantaFe Corporation 1998 Stock
          Option and Incentive Plan as amended (incorporated herein by this reference to Exhibit 10.41 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 2001).
 *10.34 Form of Notice of Stock Option Grant currently in use for new stock option grants to non-employee directors under the GlobalSantaFe Corporation 2001 Long-Term Incentive Plan
          (incorporated by this reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

 *10.35 Global Marine Executive Life Insurance Plan (incorporated herein by this reference to Exhibit 10.5 of Global Marine
          Inc.'s Annual Report on Form 10-K (Commission File No.
          1-5471) for the year ended December 31, 1988).
 *10.36 Equity Restoration Plan (incorporated herein by this reference to the Company's Registration Statement on Form
          F-1 (No. 333-6912) filed May 14, 1997).
 *10.37   GlobalSantaFe Supplemental Executive Retirement Plan
          (incorporated herein by this reference to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2002).
 *10.38 Global Marine Executive Deferred Compensation Trust as established effective January 1, 1995 (incorporated herein by this reference to Exhibit 10.24 of Global Marine Inc.'s
          Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1995); First Amendment
          (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.'s Quarterly Report on Form 10-Q
          (Commission File No. 1-5471) for the quarter ended March 31,
          1997); Second Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine
          Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.2 of Global Marine
          Inc.'s Quarterly Report on Form 10-Q (Commission File No.
          1-5471) for the quarter ended June 30, 1999).
 *10.39   Global Marine Benefit Equalization Retirement Plan effective
          January 1, 1990 (incorporated herein by this reference to Exhibit 10.8 of Global Marine Inc.'s Annual Report on Form
          10-K (Commission File No. 1-5471) for the year ended
          December 31, 1989).
 *10.40 Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.'s
          Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989); First Amendment and
          Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI
          Trust Company (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.'s Quarterly Report on
          Form 10-Q (Commission File No. 1-5471) for the quarter ended
          June 30, 1999).
 *10.41 Form of GlobalSantaFe Indemnity Agreement (incorporated herein by this reference to Exhibit 10.51 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          2002).
 *10.42   Resolution of the Company's Board of Directors dated
          December 5, 2001, regarding Non-Employee Director
          Compensation Schedule (incorporated herein by this reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
 *10.43   Non-Employee Director Deferred Compensation Plan
          (incorporated herein by this reference to the Company's
          Annual Report on Form 20-F for the calendar year ended
          December 31, 1998).
 *10.44 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company's Registration
          Statement on Form S-8 (No. 333-7070) filed June 13, 1997);
          Amendment to 1997 Non-Employee Director Stock Option Plan
          (incorporated herein by this reference to the Company's
          Annual Report on Form 20-F for the calendar year ended
          December 31, 1998); Amendment to 1997 Non-Employee Director
          Stock Option Plan (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997
          Non-Employee Director Stock Option Plan dated March 23, 1999
          (incorporated herein by this reference to the Company's
          Annual Report on Form 20-F for the calendar year ended
          December 31, 1999); Amendment to Non-Employee Director Stock
          Option Plan dated December 1, 1999 (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1999).
 *10.45   Global Marine Inc. 1990 Non-Employee Director Stock Option
          Plan (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.'s Annual Report on Form 10-K
          (Commission File No. 1-5471) for the year ended December 31,
          1991); First Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.'s Quarterly
          Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1995); Second Amendment (incorporated herein by this reference to Exhibit 10.37 of Global Marine
          Inc.'s Annual Report on Form 10-K (Commission File No.
          1-5471) for the year ended December 31, 1996).
 *10.46   GlobalSantaFe Corporation 2001 Non-Employee Director Stock
          Option and Incentive Plan (incorporated herein by this reference to the Company's Registration Statement on Form
          S-8 (No. 333-73878) filed November 21, 2001).

 *10.47 Trust Under Santa Fe International Corporation Nonqualified Plans, dated January 3, 1995, between the Company and Wachovia Bank of
          North Carolina, N.A. (incorporated herein by this reference to
          Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
 *10.48 Amendment to Trust under Santa Fe International Corporation Nonqualified Plans, dated December 1, 1999 (incorporated herein by this reference to the Company's Annual Report on Form 20-F for the calendar year ended December 31, 1999).
 *10.49 GlobalSantaFe Annual Incentive Management Plan for 2002 (incorporated herein by this reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
 *10.50 Global Marine Personal Financial Planning Assistance Program for Senior Executive Officers, adopted August 16, 2001 Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.'s Quarterly Report on Form 10-Q (Commission File
          No. 1-5471) for the quarter ended September 30, 2001).
+*10.51 Employment Agreement dated as of January 8, 2002, by and among Global SantaFe Corporate Services Inc., GlobalSantaFe Corporation and Douglas C. Stegall; and Employment Agreement Amendment thereto dated as of November 22, 2002.
 +21.1    List of Subsidiaries.
 +23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants.
  99.1    Corporate Governance Policy of GlobalSantaFe Corporation, adopted
          May 14, 2002 (incorporated herein by this reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
  99.2 Press Release dated August 6, 2002, announcing a share repurchase program (incorporated herein by this reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 7, 2002).

---------------

+ Filed herewith.

* Indicates management contract or compensatory plan or arrangement.

     The Company hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission on request agreements defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith in accordance with said Item.

     (b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the last quarter of 2002:

FILING DATE                             ITEMS REPORTED           FINANCIAL STATEMENTS FILED
-----------                             --------------           --------------------------
October 3, 2002                 Item 7, Financial Statements                None
                                and Exhibits; and Item 9,
                                Regulation FD Disclosure
November 7, 2002                Item 7, Financial Statements                None
                                and Exhibits; and Item 9,
                                Regulation FD Disclosure
December 5, 2002                Item 7, Financial Statements                None
                                and Exhibits; and Item 9,
                                Regulation FD Disclosure

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBALSANTAFE CORPORATION
                                          (Registrant)

Date: March 26, 2003                      By:        /s/ W. MATT RALLS
                                            ------------------------------------
                                                      (W. Matt Ralls)
                                                   Senior Vice President
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                            TITLE                       DATE
                  ---------                            -----                       ----

      /s/ C. STEDMAN GARBER, JR.         President, Chief Executive Officer   March 26, 2003
--------------------------------------              and Director
       (C. Stedman Garber, Jr.)            (Principal Executive Officer)

          /s/ W. MATT RALLS                    Senior Vice President          March 26, 2003
--------------------------------------      and Chief Financial Officer
           (W. Matt Ralls)                 (Principal Financial Officer)


        /s/ DOUGLAS C. STEGALL             Vice President and Controller      March 26, 2003
--------------------------------------     (Principal Accounting Officer)
         (Douglas C. Stegall)


          /s/ ROBERT E. ROSE                   Chairman of the Board          March 26, 2003
--------------------------------------
           (Robert E. Rose)


       /s/ FERDINAND A. BERGER                        Director                March 26, 2003
--------------------------------------
        (Ferdinand A. Berger)


         /s/ THOMAS W. CASON                          Director                March 26, 2003
--------------------------------------
          (Thomas W. Cason)


        /s/ RICHARD L. GEORGE                         Director                March 26, 2003
--------------------------------------
         (Richard L. George)


       /s/ KHALED R. AL-HAROON                        Director                March 26, 2003
--------------------------------------
        (Khaled R. Al-Haroon)


         /s/ C. RUSSELL LUIGS                         Director                March 26, 2003
--------------------------------------
          (C. Russell Luigs)

                  SIGNATURE                            TITLE                       DATE
                  ---------                            -----                       ----

         /s/ EDWARD R. MULLER                         Director                March 26, 2003
--------------------------------------
          (Edward R. Muller)


          /s/ PAUL J. POWERS                          Director                March 26, 2003
--------------------------------------
           (Paul J. Powers)


        /s/ MAHA A. R. RAZZUQI                        Director                March 26, 2003
--------------------------------------
         (Maha A. R. Razzuqi)


        /s/ STEPHEN J. SOLARZ                         Director                March 26, 2003
--------------------------------------
         (Stephen J. Solarz)


         /s/ CARROLL W. SUGGS                         Director                March 26, 2003
--------------------------------------
          (Carroll W. Suggs)


         /s/ NADER H. SULTAN                          Director                March 26, 2003
--------------------------------------
          (Nader H. Sultan)


         /s/ JOHN L. WHITMIRE                         Director                March 26, 2003
--------------------------------------
          (John L. Whitmire)

                                 CERTIFICATIONS

I, C. Stedman Garber, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of GlobalSantaFe Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ C. STEDMAN GARBER, JR.
                                          --------------------------------------
                                                  C. Stedman Garber, Jr.
                                          President and Chief Executive Officer

Date: March 26, 2003

                                 CERTIFICATIONS

I, W. Matt Ralls, certify that:

     1. I have reviewed this annual report on Form 10-K of GlobalSantaFe Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ W. MATT RALLS
                                          --------------------------------------
                                                      W. Matt Ralls
                                             Senior Vice President and Chief
                                                    Financial Officer

Date: March 26, 2003

                                 EXHIBIT INDEX

     1. Copies of the exhibits listed below are submitted with this Annual Report on Form 10-K, immediately following this index.

   4.8    Purchase Agreement dated February 4, 2003, between the
          Company and Goldman, Sachs & Co. relating to 5% Notes due
          2013.
   4.9    Indenture dated as of February 1, 2003, between
          GlobalSantaFe Corporation and Wilmington Trust Company, as
          Trustee, relating to Debt Securities of GlobalSantaFe
          Corporation.
   4.10   Form of 5% Note due 2013.
   4.11   Terms of 5% Note due 2013.
   4.12 Registration Rights Agreement dated as of February 11, 2003, between GlobalSantaFe Corporation and Goldman, Sachs, & Co.
  10.17   Head-lease Agreement dated January 30, 2003 between
          GlobalSantaFe Drilling Company (North Sea) Limited, as lessor, and Sogelease B.V., as lessee, in respect of the jack-up drilling unit known as "Britannia."
  10.18   Sub-lease Agreement dated January 30, 2003 between Sogelease
          B.V., as sub-lessor, and GlobalSantaFe Drilling Company
          (North Sea) Limited, as sub-lessee, in respect of the jack-up drilling unit known as "Britannia."
  10.19   Guarantee and Indemnity dated January 30, 2003 between
          GlobalSantaFe Corporation, as guarantor, and Sogelease B.V.
          relating to the jack-up drilling unit known as "Britannia."
  10.25   Supplemental Agreement to Severance Agreement dated January
          20, 2003 by and between Global Marine Inc., GlobalSantaFe
          Corporation and W. Matt Ralls.
  10.51 Employment Agreement dated as of January 8, 2002, by and among GlobalSantaFe Corporate Services Inc., GlobalSantaFe
          Corporation and Douglas C. Stegall; and Employment Agreement
          Amendment thereto dated as of November 22, 2002.
  21.1    List of Subsidiaries.
  23.1    Consent of PricewaterhouseCoopers LLP, Independent
          Accountants.

     2. All other exhibits listed in Item 14(a)(3) are incorporated by reference in this Annual Report on Form 10-K, as stated in Item 14(a)(3). Descriptions of these exhibits are incorporated herein by this reference to Item 14(a)(3) of this Report.