Form 10-Q
period 2003-03-31
GLOBALSANTAFE CORP
filed 2003-05-08
CIK 1038914

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

                  For the quarterly period ended March 31, 2003

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of the registrant's ordinary shares, par value $.01 per share, outstanding as of April 30, 2003, was 233,293,718.

--------------------------------------------------------------------------------

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                         TABLE OF CONTENTS TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2003

                                                                            Page
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Report of Independent Accountants                                      4

       Condensed Consolidated Statements of Income for the
            Three Months Ended March 31, 2003 and 2002                        5

       Condensed Consolidated Balance Sheets as of
            March 31, 2003, and December 31, 2002                             6

       Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2003 and 2002                        8

       Notes to Condensed Consolidated Financial Statements                   9

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             18

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       31

   Item 4.  Controls and Procedures                                          31

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                31

   Item 2.  Changes in Securities and Use of Proceeds                        31

   Item 6.  Exhibits and Reports on Form 8-K                                 32

SIGNATURE                                                                    33

CERTIFICATIONS                                                               34


                       -----------------------------------

                           FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our shareholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and in other communications. Forward-looking statements are often but not always identifiable by the use of words such as "anticipate," "believe," "budget," "could," "estimate," "expect," "forecast," "intend," "may," "might," "plan," "predict," "project," and "should." Our forward-looking statements include statements about the following subjects:

     o    our funding and financing plans;

     o the dates drilling rigs will become available following completion of current contracts;

     o the dates our rigs that are under construction are expected to be delivered;

     o projected cash outlays, the timing of such outlays and expected sources of funding in connection with the rigs that are under construction;

     o    our expectations regarding commencement of certain contracts;

     o our contract drilling revenue backlogs and the amounts expected to be realized in 2003;

     o our expectations regarding the length of time mobile assets will be operating in given locations and our resulting conclusions regarding the future tax consequences of operating in those locations;

     o the expected outcomes of legal and administrative proceedings, their materiality, and their expected effects on our financial position and results of operations;

     o our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions;

     o our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work and dayrates in those markets;

     o that we do not anticipate using stock to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures;

     o    our estimated capital expenditures in 2003;

     o our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs, with existing cash and cash equivalents, and cash generated from operations;

     o    our ability to service indebtedness;

     o our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service, from our existing cash and cash equivalents, and future cash flow from operations;

     o    the anticipated effect of the required adoption of SFAS No. 149; and

any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on available industry, financial and economic data and our operating and financing plans as of that date. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from what we expect.


Factors that could cause or contribute to such differences include, but are not limited to (a) changes in rig utilization and dayrates in response to the level of activity in the oil and natural gas industry, which is significantly affected by indications and expectations regarding the level and volatility of oil and natural gas prices, which in turn are affected by such things as political, economic and weather conditions affecting or potentially affecting regional or worldwide demand for oil and natural gas, actions or anticipated actions by OPEC, inventory levels, deliverability constraints, and futures market activity;
(b) the impact of war or other armed hostilities in the Middle East or elsewhere; (c) presently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime; (d) delays in rig construction projects due to such things as cost over-runs, supply shortages, natural disasters and work stoppages by shipyard workers; and (e) such other risk factors as may be discussed in the "Risk Factors" section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent reports filed with the U.S. Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of GlobalSantaFe Corporation

We have reviewed the accompanying condensed consolidated balance sheets of GlobalSantaFe Corporation and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 21, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Houston, Texas
May 7, 2003

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)


                                                     Three Months Ended
                                                          March 31,
                                                   ---------------------
                                                      2003        2002
                                                   ---------   ---------
Revenues:
  Contract drilling                                 $  358.9    $  401.8
  Drilling management services                          88.0        85.2
  Oil and gas                                            6.1         1.7
                                                   ---------   ---------
   Total revenues                                      453.0       488.7
                                                   ---------   ---------
Expenses:
  Contract drilling                                    254.1       243.1
  Drilling management services                          85.3        77.5
  Oil and gas                                            1.3         0.8
  Depreciation, depletion and amortization              65.5        62.5
  General and administrative                            13.5        12.0
                                                   ---------   ---------
   Total operating expenses                            419.7       395.9
                                                   ---------   ---------
   Operating income                                     33.3        92.8

Other income (expense):
  Interest expense                                     (16.2)      (14.3)
  Interest capitalized                                   9.0         3.2
  Interest income                                        2.9         4.4
  Other                                                 21.9        (0.9)
                                                   ---------   ---------
   Total other income (expense)                         17.6        (7.6)
                                                   ---------   ---------
   Income before income taxes                           50.9        85.2

Provision for income taxes:
  Current tax provision                                  8.2        12.2
  Deferred tax benefit                                  (3.2)       (4.1)
                                                   ---------   ---------
   Total provision for income taxes                      5.0         8.1
                                                   ---------   ---------
Net income                                          $   45.9    $   77.1
                                                   =========   =========
Earnings per ordinary share:
  Basic                                             $   0.20    $   0.33
  Diluted                                           $   0.20    $   0.33

Average ordinary shares:
  Basic                                                233.1       233.6
  Diluted                                              234.6       236.8


           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)


                                     ASSETS


                                                                     March 31,      December 31,
                                                                       2003             2002
                                                                  ------------      ------------
Current assets:
  Cash and cash equivalents                                       $   923.0         $   677.0
  Marketable securities                                                   -              59.5
  Accounts receivable, net of allowances                              354.4             346.3
  Costs incurred on turnkey drilling projects in progress              11.6               9.1
  Prepaid expenses                                                     35.6              49.6
  Future income tax benefits                                            0.7               0.7
  Other current assets                                                  1.7               3.4
                                                                  ------------      ------------
    Total current assets                                            1,327.0           1,145.6
                                                                  ------------      ------------
Properties and equipment:
  Rigs and drilling equipment, less accumulated
    depreciation of $990.3 at March 31, 2003, and
    $926.6 at December 31, 2002                                     4,241.3           4,182.9
  Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $20.9
    at March 31, 2003, and $20.2 at December 31, 2002                  10.5              11.1
                                                                  ------------      ------------
Net properties                                                      4,251.8           4,194.0

Goodwill                                                              386.9             386.9
Other assets                                                           81.1              81.7
                                                                  ------------      ------------
    Total assets                                                  $ 6,046.8         $ 5,808.2
                                                                  ============      ============


           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                 ($ in millions)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                March 31,   December 31,
                                                                  2003          2002
                                                             ------------   ------------
Current liabilities:
  Accounts payable                                          $    151.6     $   209.2
  Accrued compensation and related employee costs                 55.8          63.8
  Accrued income taxes                                            74.7          87.2
  Accrued interest                                                10.4           8.9
  Deferred revenues                                               28.5          45.5
  Other accrued liabilities                                       80.1          74.2
                                                            ------------   ------------
    Total current liabilities                                    401.1         488.8
                                                            ------------   ------------
Long-term debt                                                 1,177.8         925.2
Capital lease obligations                                         39.7          16.7
Deferred income taxes                                               --           2.7
Other long-term liabilities                                      151.4         140.6
Commitments and contingencies (Note 4)                              --            --

Shareholders' equity:
  Ordinary shares, $0.01 par value, 600,000,000 shares
    authorized, 233,274,996 shares and 232,889,001 shares
    issued and outstanding at March 31, 2003 and
    December 31, 2002, respectively                                2.3           2.3
  Additional paid-in capital                                   2,957.0       2,950.1
  Retained earnings                                            1,359.4       1,322.4
  Accumulated other comprehensive loss                           (41.9)        (40.6)
                                                            ------------   ------------
    Total shareholders' equity                                 4,276.8       4,234.2
                                                            ------------   ------------
    Total liabilities and shareholders' equity              $  6,046.8     $ 5,808.2
                                                            ============   ============


           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            2003       2002
                                                          --------  --------
Cash flows from operating activities:
  Net income                                              $   45.9  $   77.1
  Adjustments to reconcile net income to net
    cash flow provided by operating activities:
    Depreciation, depletion and amortization                  65.5      62.5
    Deferred income taxes                                     (3.2)     (4.1)
    Increase in accounts receivable                           (9.5)     (1.4)
    Decrease in prepaid expenses and other
      current assets                                          12.3       7.2
    (Decrease) increase in accounts payable                  (54.9)     12.2
    Decrease in accrued liabilities                          (22.3)    (20.4)
    Decrease in deferred revenues                            (12.7)     (4.0)
    Other, net                                                11.1      (6.7)
                                                          --------  --------
      Net cash flow provided by operating activities          32.2     122.4
                                                          --------  --------
Cash flows from investing activities:
    Capital expenditures                                    (127.0)   (107.7)
    Purchases of held-to-maturity marketable securities         --    (116.8)
    Proceeds from maturities of held-to-maturity
      marketable securities                                   59.5     119.5
    Proceeds from maturities of available-for-sale
      marketable securities                                    4.2        --
    Proceeds from sales of properties and equipment            1.8      67.6
                                                          --------  --------
      Net cash flow used in investing activities             (61.5)    (37.4)
                                                          --------  --------
Cash flows from financing activities:
    Dividend payments                                         (7.6)     (7.6)
    Issuance of long-term debt, net of discount              249.4        --
    Deferred financing costs                                  (3.4)       --
    Lease/leaseback transaction                               37.0        --
    Payments on capitalized lease obligation                  (6.5)       --
    Proceeds from issuance of ordinary shares                  6.4      12.5
                                                          --------  --------
      Net cash flow provided by financing activities         275.3       4.9
                                                          --------  --------
Increase in cash and cash equivalents                        246.0      89.9
Cash and cash equivalents at beginning of period             677.0     578.3
                                                          --------  --------
Cash and cash equivalents at end of period                $  923.0  $  668.2
                                                          ========  ========


           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

GlobalSantaFe Corporation (the "Company" or "GlobalSantaFe") is an oil and gas drilling contractor, owning or operating a fleet of over 100 marine and land drilling rigs. The Company's fleet currently includes 13 floating rigs, 44 cantilevered jackup rigs, 31 land rigs and one platform rig. In addition, the Company has four rigs under construction. The Company or its affiliates also operate 11 platform rigs for third parties, and it operates two semisubmersible rigs for third parties under a joint venture agreement. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

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

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Interim-period results may not be indicative of results expected for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The Company's independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

The Company accounts for cost reimbursements received from customers in accordance with the consensus reached on Emerging Issues Task Force ("EITF") Issue 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred." The EITF consensus requires that all reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the income statement. The Company previously recorded certain reimbursements received from customers as a reduction of the related expenses incurred. As part of the implementation of the guidance on this issue, the Company has reclassified certain reimbursements received from customers in the three months ended March 31, 2002, as revenues and related operating expenses to conform to the current presentation. Cost reimbursements included in Contract drilling revenues and expenses reclassified in accordance with this consensus totaled $19.0 million and $18.9 million for the three

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

months ended March 31, 2003 and 2002, respectively. Cost reimbursements included in drilling management services revenues and expenses for these same periods totaled $0.9 million and $5.8 million, respectively. Operating income and net income for all periods presented were not affected by this reclassification.

STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company computes compensation cost for these plans as the amount by which the quoted market price of the Company's ordinary shares on the date of grant exceeds the amount the employee must pay to acquire the shares. The amount of compensation cost, if any, is charged to income over the vesting period. No compensation cost has been recognized for options granted under the Company's employee share purchase plan or for any of the Company's outstanding stock options, all of which have exercise prices equal to or greater than the market price of the Company's ordinary shares on the date of grant. The Company does, however, recognize compensation cost for all grants of performance-based stock awards.

Had compensation cost for the Company's stock-based compensation plans been determined based on fair values as of the dates of grant, the Company's net income and earnings per ordinary share would have been reported as follows:


                                                                            Three Months Ended March 31,
                                                                        --------------------------------------
                                                                            2003                      2002
                                                                        ------------              ------------
                                                                        (In millions, except per share amounts)

Net income, as reported                                                   $ 45.9                    $ 77.1
Deduct: Total stock-based employee compensation expense
            determined under fair value-based method for all awards,
            net of related tax effects                                      (7.7)                     (2.0)
                                                                        ------------              ------------
Pro forma net income                                                      $ 38.2                    $ 75.1
                                                                        ============              ============
Basic earnings per ordinary share - as reported                           $ 0.20                    $ 0.33
                                  - pro forma                             $ 0.16                    $ 0.32
Diluted earnings per ordinary share - as reported                         $ 0.20                    $ 0.33
                                    - pro forma                           $ 0.16                    $ 0.32


Estimates of fair values for stock options granted under the Company's stock-based compensation plans for purposes of calculating the pro forma data in the preceding table are computed using the Black-Scholes option-pricing model. Fair values for performance-based stock awards are determined by the market price of the Company's ordinary shares at the date of grant. The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER ORDINARY SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:


                                                               Three Months Ended March 31,
                                                     -------------------------------------------------
                                                             2003                         2002
                                                     -------------------           -------------------
                                                     (In millions, except share and per share amounts)

Net income (numerator):                                    $        45.9                 $        77.1
                                                     ===================           ===================
Ordinary shares (denominator):
  Ordinary shares - Basic                                    233,058,965                   233,604,596
  Add effect of employee stock options                         1,543,793                     3,221,021
                                                     -------------------           -------------------
  Ordinary shares - Diluted                                  234,602,758                   236,825,617
                                                     ===================           ===================
Earnings per ordinary share:
  Basic                                                    $        0.20                 $        0.33
  Diluted                                                  $        0.20                 $        0.33


The computation of diluted earnings per ordinary share for both periods presented excludes outstanding stock options with exercise prices greater than the average market price of the Company's ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be "antidilutive"). The number of antidilutive options excluded from the computation of diluted earnings per ordinary share represented 14,686,291 shares and 11,751,527 shares for the three months ended March 31, 2003 and 2002, respectively.

Diluted earnings per ordinary share for the three months ended March 31, 2003 and 2002, also excludes 4,875,062 potentially dilutive shares issuable upon conversion of the Company's Zero Coupon Convertible Debentures because the inclusion of such shares would be antidilutive given the level of net income for the first quarters of 2003 and 2002.

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


NOTE 3 - SEGMENT INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                      Three Months Ended March 31,
                                                     -----------------------------
                                                         2003            2002
                                                     ----------      -------------
                                                          ($ in millions)
Revenues from external customers:
  Contract drilling                                  $   358.9       $   401.8
  Drilling management services                            88.0            85.2
  Oil and gas                                              6.1             1.7
                                                     ----------      -------------
   Consolidated                                      $   453.0       $   488.7
                                                     ==========      =============
Intersegment revenues:
  Contract drilling                                  $     0.7       $     2.3
  Drilling management services                             2.1             2.0
  Intersegment elimination                                (2.8)           (4.3)
                                                     ----------      -------------
   Consolidated                                      $      --       $      --
                                                     ==========      =============
Total revenues:
  Contract drilling                                  $   359.6       $   404.1
  Drilling management services                            90.1            87.2
  Oil and gas                                              6.1             1.7
  Intersegment elimination                                (2.8)           (4.3)
                                                     ----------      -------------
   Consolidated                                      $   453.0       $   488.7
                                                     ==========      =============
Segment operating income:
  Contract drilling                                  $    41.0       $    97.5
  Drilling management services                             2.7             7.7
  Oil and gas                                              4.1             0.4
                                                     ----------      -------------
   Total segment operating income                         47.8           105.6
Corporate expenses                                       (14.5)          (12.8)
                                                     ----------      -------------
  Operating income                                        33.3            92.8
Other income (expense)                                    17.6            (7.6)
                                                     ----------      -------------
  Income before income taxes                         $    50.9       $    85.2
                                                     ==========      =============


Drilling management services operating results for the three months ended March 31, 2003 and 2002, were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $3.1 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. The effect of these revisions was offset by the deferral of turnkey drilling profit totaling $3.5 million and $2.2 million for the three months ended March 31, 2003 and 2002, respectively, related to wells in which Challenger Minerals Inc., the Company's wholly owned subsidiary, was either the operator or held a working interest.

Subsequent to March 31, 2003, three turnkey projects underway at quarter-end encountered unforeseen delays and difficulties in completion, which will result in an estimated second quarter 2003 pretax loss recognition for these projects of approximately $4.4 million.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with options for two additional similarly priced semisubmersibles. The Company does not intend to exercise these options. The Company had options, which have now expired, for up to four additional high-performance jackups. Contractual obligations in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $570 million, or an average of $285 million per rig. Of the $570 million, $323 million had been incurred as of March 31, 2003. Contractual obligations in connection with the two high-performance jackups, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $264 million, or an average of $132 million per rig. Of the $264 million, $188 million had been incurred as of March 31, 2003.

In January 2003, the Company entered into a lease-leaseback arrangement with a European bank related to the Company's Britannia cantilevered jackup. Pursuant to this arrangement, the Company leased the Britannia to the bank for a five-year term for a lump-sum payment of approximately $37 million, net of origination fees of approximately $1.5 million. The bank then leased the rig back to the Company for a five-year term, under which the Company will make annual lease payments of approximately $8.0 million, payable in advance. The Company has classified this arrangement as a capital lease.

LEGAL PROCEEDINGS

In February 2003, the Company settled all outstanding disputes between it, Harland and Wolff Shipbuilding and Heavy Industries, Ltd. and Olsen Energy ASA relating to the construction of two drillships for the Company. For more information regarding the settlement, see Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 26, 2003.

The Company filed a claim in 1993 in the amount of $40.6 million with the United Nations Compensation Commission ("UNCC") for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claim was for the loss of four rigs and associated equipment, lost revenue, and miscellaneous expenditures. During the first quarter of 2003, the Governing Council of the UNCC awarded the Company compensation in the amount of $22.1 million in a final, non-appealable, adjudication of the claim. The Company recognized $22.1 million in Other income on the Condensed Consolidated Statement of Income for the three months ended March 31, 2003. The Company received the settlement proceeds in April 2003.

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

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the substances at the site. Liability is strict and can be joint and several.

The Company has been named as a PRP in connection with a site located in Santa Fe Springs, California known as the Waste Disposal, Inc. site. The Company and other PRPs have agreed with the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") to settle their potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree which has not yet been lodged or entered by the court. Although the settlement is not final until the decree is entered by the court, the Company expects the decree to be entered by the court. The parties to the settlement have entered into a participation agreement which makes the Company liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, the consultant advising the group with respect to remediation believes that the remediation costs will be such that the Company's share of the remaining remediation costs will be less than $800,000. There are additional potential liabilities related to the site, but these cannot be quantified, and there is no reason at this time to believe that they will be material.

The Company has also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. The Company and other PRPs have entered into an agreement with EPA and DOJ to resolve their potential liabilities. This agreement is also not final until the agreed-upon consent decree is entered by the court, but it is likely that it will be. Under the settlement, the Company is not likely to owe any substantial additional amounts for this site beyond what the Company has already paid. There are additional potential liabilities related to this site, but these cannot be quantified at this time, and there is no reason to believe that they will be material.

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

Resolutions of other claims by the EPA, the involved state agency and/or PRPs are at various stages of investigation. These investigations involve determinations of:

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

CONTINGENCIES AND OTHER LEGAL MATTERS

Pursuant to capital lease agreements on the Company's two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, the Company has deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million (the "Defeasance Payment"). In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases and the Lessors have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships. The Glomar C.R. Luigs and the Glomar Jack Ryan began operating under contract in April and December 2000, respectively.

The Company has interest rate risk in connection with these fully defeased financing leases for the Glomar Jack Ryan and Glomar C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, the Company will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the March 31, 2003, LIBOR rate of 3.66% were to continue over the next ten years, the Company would be required to fund an additional estimated $55 million during that period. Any additional payments made by the Company pursuant to the financing leases would increase the carrying value of its leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. The Company does not expect that, if required, any additional payments made under these leases would be material to its financial position or results of operations in any given year.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEBT OFFERING

On February 11, 2003, the Company issued $250 million of 5% Notes due 2013 (the "5% Notes") and received cash proceeds of approximately $247.4 million after deduction for discount, underwriting fees and estimated expenses. The Company plans to use the funds for general corporate purposes. Until then, the net proceeds will be invested in short-term investments. Interest on the 5% Notes is payable on February 15 and August 15 of each year beginning on August 15, 2003. No principal payments are required with respect to the 5% Notes prior to their final maturity date. The Company has agreed to file a registration statement with the Securities and Exchange Commission by May 12, 2003, relating to an offer to exchange the 5% Notes for registered notes having substantially identical terms.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION - NONCASH FINANCING ACTIVITY

In March 2003, the Company's Board of Directors increased the regular quarterly cash dividend for the first quarter of 2003 to $0.0375 from $0.0325 per ordinary share, payable to shareholders of record as of the close of business on March 31, 2003. The first quarter dividend in the amount of $8.7 million was paid on April 15, 2003.


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirement obligations, and is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 effective January 1, 2003. The required adoption of SFAS No. 143 in 2003 did not have a material effect on the Company's results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The required adoption of SFAS No. 146 in 2003 had no effect on the Company's results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides three alternative methods of transition and disclosure requirements for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The three alternative methods available are: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, which is available only for companies adopting SFAS No. 123 prior to December 16, 2003, compensation cost is recognized for awards granted, modified or settled after the beginning of the year of adoption. The modified prospective method recognizes compensation costs from the beginning of the year of adoption as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 15, 1994. The retroactive restatement method provides that all periods presented are restated to reflect compensation costs as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. In addition to providing compensation cost recognition methods, SFAS No. 148 also requires certain disclosures, including the accounting method used for each period presented, a description of the method used to report the change in accounting principle and continuing tabular presentation of proforma net income and earnings per share effects for any awards outstanding under the intrinsic value method of Accounting Principles Board Opinion No. 25. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148, and is currently evaluating the recognition provisions of SFAS No. 148 in light of an overall reconsideration of its stock-based compensation plans.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation provides disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a liability for the fair value of the obligation undertaken in issuing certain guarantees shall be recognized at inception of the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that it has no material guarantees within the scope of FIN 45 other than the fully defeased financing leases for two of its drillships (see Note 4).

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its results of operations, financial condition or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a leading oil and gas drilling contractor, owning or operating a high quality, technologically advanced fleet of over 100 marine and land drilling rigs. The Company's fleet currently includes 13 floating rigs, 44 cantilevered jackup rigs, 31 land rigs and one platform rig. In addition, the Company has four rigs under construction. The Company or its affiliates also operate 11 platform rigs for third parties, and it operates two semisubmersible rigs for third parties under a joint venture agreement. The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate ("dayrate") basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These policies, estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of the critical accounting policies and estimates that the Company uses in the preparation of its condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There have been no changes to these policies in the three months ended March 31, 2003.

OPERATING RESULTS

SUMMARY

Data relating to the Company's operations by business segment follows (dollars in millions):


                                               Three Months Ended
                                                      March 31,
                                            --------------------------     Increase/
                                               2003             2002      (Decrease)
                                            ---------       ----------    -----------
Revenues:
  Contract drilling                         $   359.6       $   404.1        (11) %
  Drilling management services                   90.1            87.2          3  %
  Oil and gas                                     6.1             1.7        259  %
  Less: Intersegment revenues                    (2.8)           (4.3)       (35) %
                                            ---------       ---------
                                            $   453.0       $   488.7         (7) %
                                            =========       =========
Operating income:
  Contract drilling                         $    41.0       $    97.5        (58) %
  Drilling management services                    2.7             7.7        (65) %
  Oil and gas                                     4.1             0.4        925  %
  Corporate expenses                            (14.5)          (12.8)        13  %
                                            ---------       ---------
                                            $    33.3       $    92.8        (64) %
                                            =========       =========

Operating income decreased by $59.5 million to $33.3 million for the first quarter of 2003 from $92.8 million for the first quarter of 2002, due primarily to lower utilization and dayrates and higher operating expenses for the Company's drilling fleet, lower contribution from the drilling management services segment mainly due to loss wells and profit deferrals, and an increase in corporate expenses. These factors were partially offset by higher average oil and gas prices and production in the first quarter of 2003 as compared to the prior year's quarter.

The Company's contract drilling backlog at March 31, 2003, totaled approximately $953 million, of which approximately $570 million is expected to be realized during the remainder of 2003. Contract drilling backlog at December 31, 2002, was $1.2 billion.

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

North Sea. The Company's North Sea fleet currently includes four semisubmersibles, five cantilevered heavy-duty harsh environment ("HDHE") jackups, three cantilevered jackups and a platform rig. One of the Company's semisubmersibles in this area, the GSF Arctic II, is undergoing a major paint project that is near completion, upon which the rig will be cold-stacked in Scotland. Although overcapacity continues to exist in the North Sea market, the Company's other three semisubmersibles are currently under contract or expected to work through the end of the second quarter of 2003. In the high-specification HDHE jackup fleet, the Company was successful in securing contracts for the GSF Galaxy I and GSF Galaxy III following idle periods during the first quarter of 2003. The GSF Galaxy III returned to work in April 2003, and the GSF Galaxy I is expected to return to work by mid-May 2003. However, the contracted dayrates are at the prevailing level for lower specification standard North Sea jackups, which are substantially below those previously earned for high-specification HDHE work. The cantilevered jackup Glomar Adriatic XI was idle for the last half of the first quarter of 2003 and is being marketed to several clients for projects commencing mid-year 2003. Of the Company's remaining five jackups in the North Sea, three rigs are operating under contracts expiring at the end of the second quarter of 2003, and two rigs are operating under contracts expiring at the end of the third quarter of 2004. The Company's platform rig is under contract through the end of 2003.

U.S. Gulf of Mexico. The Company currently operates two semisubmersibles and ten cantilevered jackups in the U.S. Gulf of Mexico market, which is characterized by short-term contracts. Although the U.S. Gulf of Mexico jackup market has historically responded to changes in natural gas prices, recent high natural gas prices have thus far had little effect on industry-wide utilization rates, and this market is currently experiencing significant idle capacity for both jackups and semisubmersibles. One of the Company's semisubmersibles in this market is currently committed until June 2003, and the other is likely to obtain a contract extending into the third quarter of 2003. While the utilization of the industry's jackup fleet in the U.S. Gulf of Mexico dropped from 72% to 60% before recovering to 70% during the first quarter of 2003, the Company's ten jackup rigs experienced 91% utilization. There is evidence that dayrates are beginning to increase and a few operators are securing longer-term contracts.

Ultra-deepwater drillship market. The Company currently operates three drillships in the ultra-deepwater markets in the U.S. Gulf of Mexico (two units) and Australia (one unit). The worldwide ultra-deepwater market is currently oversupplied, and the contracts of numerous units in this class worldwide are expected to expire in 2003 and 2004. Several oil companies with these types of rigs under contract have offered them to other oil companies at subsidized dayrates. While the Company's ultra-deepwater drillships have been operating under long-term contracts, one contract will expire in May 2003, to be followed by a 75-day contract at a significantly reduced dayrate, and the contracts of the other two drillships will expire in the third quarter of 2003. The Company currently has no long-term commitments for its drillships following these expirations, but it is pursuing short-term exploration projects in the U.S. Gulf of Mexico and other regions.

West Africa. The Company currently operates two semisubmersibles and nine cantilevered jackups in this market. One of the Company's semisubmersibles in this market is contracted through 2003, while the other is contracted through a substantial portion of 2003. The Company experienced 98% utilization on its nine jackup rigs during the first quarter of 2003. The Company expects the West Africa jackup market to soften during the second and third quarters as rigs are released in Nigeria before firming again in the fourth quarter of 2003. Although the Company is facing the potential for lower dayrates and utilization for several of its jackups, four of its jackups in this market are contracted through 2003.

Middle East and Mediterranean. The Company currently operates six cantilevered jackups in the Middle East region, three cantilevered jackups in the Mediterranean region offshore North Africa and has a moored drillship cold-stacked in Malta. During the first quarter of 2003, the Company relocated a jackup from the U.S. Gulf of Mexico to the Mediterranean for a two-year contract and received a one-year contract extension for a jackup in the Middle East region. The Company anticipates that utilization and dayrates will remain stable through the second quarter of 2003.

Southeast Asia. The Company currently operates six cantilevered jackups in Southeast Asia. Four of these jackups are contracted beyond the end of 2003, with a fifth jackup rig contracted until the fourth quarter of 2003. The remaining jackup concluded a contract in the first quarter of 2003 and is being upgraded in a Singapore shipyard, with no contract commitment thereafter. Although the market is generally balanced in this region and utilization remains high, the Company has observed a reduction in dayrates in recent contract placements.

Other. In Northeast Canada, the Company currently operates one semisubmersible and one HDHE jackup. The semisubmersible is undergoing upgrades and modifications prior to the expected mid-2003 commencement of a two-year contract. The jackup is under contract until the fourth quarter of 2003. In Trinidad and Tobago, the Company currently operates one cantilevered jackup under a contract expiring in the second quarter of 2003.

Land drilling fleet. The Company owns 31 land drilling rigs, with 19 of these located in the Middle East (Rig 159, located in the Middle East, is held for sale), four in North Africa and eight in Venezuela. On March 17, 2003, the Company suspended drilling operations and evacuated its employees from Kuwait in response to the threat of war in neighboring Iraq. In April 2003, the Company resumed operations, with six of its eleven land rigs in Kuwait fully operational by the end of the month. Of the seven remaining active rigs in the Middle East, one is operating under contract expiring in the second quarter of 2003, five are operating under contracts expiring in the second half of 2003 and one is operating under contract expiring early in the first quarter of 2004. Once operations return to normal in Kuwait, the Company expects utilization of its land rig fleet in the Middle East and North Africa to remain relatively stable. Although the labor strike has ceased in Venezuela, there has been little change in demand for the Company's services. None of the Company's land rigs located in Venezuela are currently operating.

FUTURE MARKET FOR NEWBUILDS

The GSF Constellation I, the first of the Company's two high-performance jackups currently under construction, is scheduled for delivery during the second quarter of 2003, while the GSF Development Driller I, the first of two ultra-deepwater semisubmersibles also under construction, and the GSF Constellation II are scheduled for delivery around the end of the first quarter of 2004. The GSF Development Driller II, the second of two ultra-deepwater semisubmersibles, is scheduled for delivery in the second quarter of 2005. Although the Company has options for construction of additional ultra-deepwater semisubmersible units beyond the two under construction, it does not intend to exercise these options. The Company had options, which have now expired, for up to four additional high-performance jackups. The Company's ability to obtain contracts for its newbuild rigs and the terms of such contracts will depend on market conditions at the time these rigs are available for contract. The Company is actively marketing the GSF Constellation I and the GSF Development Driller I. While the Company believes that its newbuild rigs will have substantial advantages in efficiency and capability over competitive equipment in the industry, it can provide no assurance that it will be able to obtain contracts for all of its new rigs or that the contract terms will be similar to those for similar equipment in current market conditions.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows (dollars in millions, except average dayrates):


                                                Three Months Ended
                                                      March 31,
                                            ---------------------------          Increase/
                                               2003             2002             (Decrease)
                                            ----------      -----------         -----------
Contract drilling revenues by area: (1)
   U.S. Gulf of Mexico                     $      78.4      $      92.7           (15) %
   North Sea                                      70.0            110.5           (37) %
   West Africa                                    66.5             49.8            34  %
   Middle East                                    37.7             62.0           (39) %
   Southeast Asia                                 37.1             22.8            63  %
   South America                                   6.4             39.3           (84) %
   Other                                          63.5             27.0           135  %
                                           ------------     ------------
                                           $     359.6      $     404.1           (11) %
                                           ============     ============
Average rig utilization:
   Marine rigs                                      85%              88%
   Land rigs                                        53%              81%

Average dayrate: (2)
   Marine rigs                             $    71,600      $    76,600
   Land rigs                               $    18,100      $    18,400

--------------

(1) Includes revenues earned from affiliates.
(2) Average dayrate is the ratio of contract drilling revenues divided by the aggregate contract days. Non-rig related revenues included in contract drilling revenues, consisting mainly of cost reimbursements, were $19.0 million and $18.9 million for the three months ended March 31, 2003 and 2002, respectively. Excluding non-rig related revenues would decrease the average dayrates reported for the three months ended March
31, 2003 and 2002, by $2,500 and $3,600, respectively, for the Company's marine rigs, and by $1,500 and $1,100, respectively, for the Company's land rigs.

Contract drilling revenues decreased $44.5 million to $359.6 million for the first quarter of 2003 as compared to $404.1 million for the comparable 2002 quarter due primarily to lower utilization and dayrates for the Company's marine drilling fleet, particularly in the North Sea, along with lower utilization for the Company's land drilling fleet as a result of continuing political uncertainty in Venezuela and the temporary suspension of drilling operations in Kuwait.

During the first quarter of 2003, eight of the Company's marine rigs were idle for various periods due primarily to upgrade projects, and repair and maintenance work. In addition, seven marine rigs were idle for various periods during the first quarter of 2003 due to market weakness primarily in the North Sea and the U.S. Gulf of Mexico. Ten of these fifteen rigs have returned to work, and four are expected to return to work during the second half of 2003. A major paint project continued on the remaining idle rig through the first quarter of 2003, and that rig is expected to be cold-stacked upon the project's completion. During the comparable 2002 quarter, nine rigs were idle for various periods due to upgrades and repairs and maintenance, and an additional four rigs were idle due to market weakness. In addition, the Company's moored drillship was cold-stacked the entire first quarter of 2003 as compared to operating under contract the entire first quarter of 2002.

Also contributing to the decrease in contract drilling revenues in the first quarter of 2003 as compared to the 2002 first quarter was the lower utilization of the Company's land rigs, primarily in Venezuela where all eight rigs were idle the entire first quarter of 2003 as compared to an average utilization of 55% in the area during the comparable 2002 quarter. In mid-March 2003, the Company suspended drilling operations in Kuwait on all of the Company's land rigs due to the then-pending conflict in neighboring Iraq.

For the first quarter of 2003, the Company's average marine dayrate decreased to $71,600 from the prior year's first quarter average of $76,600, due primarily to continued weakness in the North Sea and in the U.S. Gulf of Mexico deepwater markets.

The Company's offshore rig utilization for the first quarter of 2003 averaged 96% in the Middle East, 91% in the U.S. Gulf of Mexico, 89% each in West Africa and Southeast Asia, 67% in the North Sea and 100% in South America. This compares with first quarter 2002 average utilization of 90% in the Middle East, 93% in the U.S. Gulf of Mexico, 83% in West Africa, 68% in Southeast Asia, 88% in the North Sea and 100% in South America. The Company's land drilling fleet averaged 53% and 81% utilization in the first quarter of 2003 and 2002, respectively.

The mobilization of rigs between the geographic areas shown in the preceding table also affected each area's revenues over the periods indicated. The Company's mobilizations of rigs were as follows: one drillship from the U.S. Gulf of Mexico to Trinidad in March 2002, back to the U.S. Gulf of Mexico in May 2002 and to Australia in September 2002; one jackup from Trinidad to the North Sea in May 2002; one jackup from Trinidad to West Africa in July 2002; one semisubmersible from the North Sea to the east coast of Canada in July 2002; one jackup from Trinidad to the U.S. Gulf of Mexico in August 2002; one jackup from the North Sea to West Africa in November 2002; one semisubmersible from the North Sea to West Africa in January 2003; and one jackup from the U.S. Gulf of Mexico to North Africa in February 2003.

Contract drilling operating expenses increased by $9.4 million in the first quarter of 2003 as compared to the 2002 first quarter due primarily to higher labor, marine insurance, mobilization and freight expenses. Contract drilling depreciation expense increased by $2.6 million in the first quarter of 2003 as compared to the prior year's quarter due primarily to upgrades on several rigs during 2002. Contract drilling operating income and margin decreased to $41.0 million and 11%, respectively, for the first quarter of 2003 from $97.5 million and 24%, respectively, for the first quarter of 2002. The decrease in operating income and margin was due primarily to lower marine rig utilization and dayrates in the North Sea and in the U.S. Gulf of Mexico deepwater fleet, and lower utilization of the Company's land rigs as discussed above.

As of April 30, 2003, 14 of the Company's offshore drilling rigs were located in the U.S. Gulf of Mexico; 12 rigs, including its platform rig, were located in the North Sea; 11 were offshore West Africa; six were in the Middle East; six were in Southeast Asia; three were offshore North Africa; two were off the northeast coast of Canada; one was offshore Trinidad and Tobago; one was off the western coast of Australia; one was cold-stacked in Malta and one was undergoing a major paint project in a shipyard in Poland, after which it will be cold-stacked in Scotland.

As of April 30, 2003, 19 of the Company's 31 land rigs were located in the Middle East; eight were in South America and four were in North Africa.

As of April 30, 2003, 54 of the Company's 58 offshore rigs were either committed or under contract, and 18 of the Company's 31 land rigs were under contract.

DRILLING MANAGEMENT SERVICES

Drilling management services revenues increased by $2.9 million to $90.1 million in the first quarter of 2003 from $87.2 million in the comparable 2002 quarter due to an increase in the number of turnkey projects completed along with higher other revenues, primarily related to well management projects in the North Sea, partially offset by a decrease in average revenues per turnkey project. The Company completed 26 turnkey projects in the first quarter of 2003 (20 wells drilled and 6 well completions) as compared to 23 turnkey projects in the first quarter of 2002 (18 wells drilled and 5 well completions).

Drilling management services operating income, however, decreased by $5.0 million to $2.7 million in the first quarter of 2003 from $7.7 million in the first quarter of 2002, and operating profit margin decreased to 3.0% in the first quarter of 2003 from 8.8% in the comparable 2002 quarter. The Company incurred losses totaling $1.4 million on three of the 26 turnkey projects completed in the first quarter of 2003 along with an additional $0.3 million loss recorded on a well in progress at March 31, 2003. Subsequent to March 31, three turnkey projects underway at quarter-end, including the recognized loss well, encountered unforeseen delays and difficulties in completion, which will result in an estimated second quarter 2003 pretax loss recognition for these projects of approximately $4.4 million. The Company did not record any losses on its turnkey projects in the first quarter of 2002.

Also contributing to the decrease in the Company's operating margin in the first quarter of 2003 as compared to the prior year's quarter was revenue recognized in the first quarter of 2002 related to a turnkey well drilled in the North Sea in December 2000. The turnkey contract guaranteed the Company would recover its turnkey drilling costs upon completion of the well and included a provision for additional revenue based on cumulative production from the well. The Company recognized $1.5 million of additional revenue under this turnkey contract in the first quarter 2002, all of which was operating profit.

Results for the first quarters of 2003 and 2002 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $3.1 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $3.5 million and $2.2 million for the three months ended March 31, 2003 and 2002, respectively, related to wells in which Challenger Minerals Inc., the Company's wholly owned subsidiary, was either the operator or held a working interest.

OTHER INCOME AND EXPENSE

General and administrative expenses increased to $13.5 million in the first quarter of 2003 from $12.0 million in the first quarter of 2002 due primarily to an increase in pension expense. Pension expense increased by $1.5 million compared to the prior year's quarter as a result of poor pension asset performance in 2002 and plan amendments. During 2002, the Company made certain amendments to its pension plans to conform benefits under the Global Marine and Santa Fe International pension plans as a result of the merger.

Interest expense increased to $16.2 million in the first quarter of 2003 from $14.3 million in the comparable 2002 quarter due primarily to the issuance of the 5% Notes on February 11, 2003, discussed in "Liquidity and Capital Resources
- Financing and Investing Activities."

The Company capitalized $9.0 million and $3.2 million of interest costs for the three months ended March 31, 2003 and 2002, respectively, in connection with the Company's rig expansion program discussed in "Liquidity and Capital Resources - Financing and Investing Activities."

Interest income decreased to $2.9 million in the first quarter of 2003 from $4.4 million in the first quarter of 2002 due primarily to lower interest rates earned in the first quarter of 2003 on the Company's cash, cash equivalents and marketable securities balances.

Other income totaled $21.9 million in the first quarter of 2003, which was due primarily to $22.1 million awarded as a result of the settlement of a claim filed in 1993 with the United Nations Compensation Commission ("UNCC") for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claim was for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures. The Company received the settlement proceeds in April 2003.

INCOME TAXES

The Company's effective income tax rates for financial reporting purposes were approximately 9.9% and 9.5% for the three months ended March 31, 2003, and 2002, respectively. The rate for the first quarter of 2003 was reduced by the effect of the $22.1 million UNCC settlement. Excluding this settlement, the Company's pretax income would have been $28.8 million, which when divided into the tax provision of $5.0 million yields an effective tax rate of 17.4% for the first quarter of 2003. The effective tax rate excluding the effect of the UNCC settlement is presented because management believes that the settlement is an unusual item. Based on current anticipated market conditions, the Company also believes that this rate represents an approximate annual rate for 2003.

The Company is domiciled in the Cayman Islands, and the Cayman Islands does not impose a corporate income tax. Consequently, income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. The income taxes imposed in these jurisdictions vary substantially. The Company's effective tax rate for financial statement purposes will continue to fluctuate from quarter to quarter and year to year as the Company's operations are conducted in different taxing jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

The Company's primary sources of liquidity are its cash and cash equivalents, marketable securities and cash generated from operations. As of March 31, 2003, the Company had $923.0 million of cash and cash equivalents, all of which was unrestricted. The Company had $736.5 million in cash, cash equivalents and marketable securities at December 31, 2002, all of which was unrestricted. Cash generated from operating activities totaled $32.2 million and $122.4 million for the three months ended March 31, 2003 and 2002, respectively.

FINANCING AND INVESTING ACTIVITIES

The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore for construction of two ultra-deepwater semisubmersibles and two high-performance jackups, with options for up to two additional similarly priced semisubmersibles. The Company does not intend to exercise these options. The Company had options, which have now expired, for up to four additional high-performance jackups. Estimated cash outlays in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, startup costs, capital spares and mobilization costs, are expected to total approximately $570 million, or an average of $285 million per rig. Of the $570 million, $323 million had been incurred as of March 31, 2003. A total of approximately $169 million is expected to be incurred in 2003, including $26 million incurred during the three months ended March 31, 2003, and an additional $104 million is expected to be incurred in 2004. Estimated cash outlays in connection with the construction of two high-performance jackups, excluding capitalized interest, startup costs, capital spares and mobilization costs, are expected to total approximately $264 million, or an average of $132 million per rig. Of the $264 million, $188 million had been incurred as of March 31, 2003. A total of approximately $106 million is expected to be incurred in 2003, including approximately $34 million incurred during the three months ended March 31, 2003, and an additional $4 million is expected to be incurred in 2004. The first of two high-performance jackups, the GSF Constellation I, is expected to be delivered in the second quarter of 2003, and the second high-performance jackup, the GSF Constellation II, and the first of two ultra-deepwater semisubmersibles, the GSF Development Driller I, are expected to be delivered around the end of the first quarter of 2004. The second ultra-deepwater semisubmersible, the GSF Development Driller II, is expected to be delivered in the second quarter of 2005. The Company expects to fund the construction and startup of these rigs from its existing cash and cash equivalents and future cash flow from operations.

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

In January 2003, the Company entered into a lease-leaseback arrangement with a European bank related to the Company's Britannia cantilevered jackup. Pursuant to this arrangement, the Company leased the Britannia to the bank for a five-year term for a lump-sum payment of approximately $37 million, net of origination fees of approximately $1.5 million. The bank then leased the rig back to the Company for a five-year term, under which the Company will make annual lease payments of approximately $8.0 million, payable in advance. The Company has classified this arrangement as a capital lease.

 On February 11, 2003, the Company issued $250 million of 5% Notes due 2013 (the "5% Notes") and received cash proceeds of approximately $247.4 million after deduction for discount, underwriting fees and estimated expenses. The Company plans to use the funds for general corporate purposes. Until then, the net proceeds will be invested in short-term investments. Interest on the 5% Notes is payable on February 15 and August 15 of each year beginning on August 15, 2003. No principal payments are required with respect to the 5% Notes prior to their final maturity date. The Company has agreed to file a registration statement with the Securities and Exchange Commission by May 12, 2003, relating to an offer to exchange the 5% Notes for registered notes having substantially identical terms.

Other significant financing and investing activities during the three months ended March 31, 2003, were as follows:

     o Paid a quarterly dividend of $7.6 million ($0.0325 per ordinary share) in January 2003 for the fourth quarter of 2002.

     o Announced in March 2003 that the Company's Board of Directors had increased the regular quarterly cash dividend for the first quarter of 2003 to $0.0375 from $0.0325 per ordinary share. The dividend in the amount of $8.7 million was paid on April 15, 2003, to shareholders of record as of the close of business on March 31, 2003.

The Company's debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders' equity and total debt, was 22.3% at March 31, 2003, compared to 18.2% at December 31, 2002. The Company's total debt includes the current portion of its capitalized lease obligations, which totaled $9.8 million and $1.8 million at March 31, 2003, and December 31, 2002, respectively.

CASH FLOWS

For the three months ended March 31, 2003, cash flow provided by operating activities totaled $32.2 million. An additional $249.4 million was provided from the issuance of the 5% Notes, net of discount, $63.7 million was provided from maturities of marketable securities, $30.5 million was received in connection with the lease-leaseback of the Britannia jackup, (net of the initial lease payment), $6.4 million was provided from the issuance of ordinary shares in connection with the Company's stock-based compensation plans, and $1.8 million was provided from the sales of properties and equipment. From the $384.0 million sum of cash inflows, $127.0 million was used for capital expenditures, $7.6 million was used for dividend payments and $3.4 million was used to pay financing costs in connection with the 5% Notes and the Britannia jackup lease-leaseback.

For the three months ended March 31, 2002, cash flow provided by operating activities totaled $122.4 million. An additional $67.6 million was provided from the sales of properties and equipment, including $35.0 million of funds received in connection with the sale of the Glomar Beaufort Sea I in 2001, $12.5 million was provided from the issuance of ordinary shares in connection with the Company's stock-based compensation plans, and $2.7 million was provided from maturities of marketable securities, net of purchases. From the $205.2 million sum of cash inflows, $107.7 million was used for capital expenditures and $7.6 million was used for dividend payments.

FUTURE CASH REQUIREMENTS

As of March 31, 2003, the Company had total long-term debt, including the current portion of its capital lease obligations, of $1,227.3 million and shareholders' equity of $4,276.8 million. Long-term debt consisted of $330.0 million (net of discount) Zero Coupon Convertible Debentures due 2020, $301.6 million (net of discount) 7 1/8% Notes due 2007, $296.8 million (net of discount) 7% Notes due 2028, $249.4 (net of discount) 5% Notes due 2013 and capital lease obligations, including the current portion, totaling $49.5 million. The Company was in compliance with its debt covenants at March 31, 2003.

Annual interest on the 7 1/8% Notes is $21.4 million, payable semiannually each March and September. Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. Annual interest on the 5% Notes issued in February 2003 is $12.5 million, payable semiannually each February and August, beginning August 15, 2003. No principal payments are due under the three issues until the maturity date.

The Company may redeem the 7 1/8% Notes, the 7% Notes and the 5% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the 5% Notes, the Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes contain limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and on its ability to engage in certain sale/leaseback transactions. The Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes continue to be obligations of Global Marine and GlobalSantaFe Corporation has not guaranteed any of these obligations. GlobalSantaFe Corporation is the sole obligor under the 5% Notes.

The Zero Coupon Convertible Debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe Ordinary Shares (4,875,062 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation.

In August 2002, the Company's Board of Directors authorized the Company to repurchase up to $150 million of its ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the first quarter of 2003. At March 31, 2003, $98.6 million of this authorized amount remained available for future purchases.

Capital expenditures for 2003 are currently estimated to be approximately $567 million, including $275 million in connection with the construction of the four newbuild marine rigs, $139 million for expenditures required to maintain the Company's fleet in accordance with its operating standards, $104 million for major upgrades to the marine fleet, $37 million for capitalized interest and $12 million for other capital expenditures.

The Company has various commitments primarily related to its debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs. The Company expects to fund these commitments from its existing cash and cash equivalents and future cash flow from operations.

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

The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its existing cash and cash equivalents and future cash flow from operations.

RISK FACTORS

Severe Acute Respiratory Syndrome. Severe Acute Respiratory Syndrome (SARS) is a highly communicable disease that has been identified in Southeast Asia and other parts of the world in which the Company operates. Quarantines and travel restrictions have been imposed on individuals with suspected symptoms in some countries in which SARS has been found. The spread of SARS could adversely impact the global economy, the worldwide demand for oil and natural gas and the level of demand for the Company's services. SARS or other public health threats could also bring about quarantines of the Company's personnel, the inability to access its offices or rigs, or restrictions on travel to or through countries in which the Company operates. These restrictions could curtail the Company's ability to operate its rigs. Moreover, operations may be prevented if the Company's personnel or rigs are quarantined. To date, only Southeast Asia has suffered significant SARS-related travel restrictions, and the Company's operations have not been materially limited. The Company operates six jackup rigs in Southeast Asia and has offices in Indonesia, Malaysia, Thailand and Vietnam. The Company also has two deepwater semisubmersible rigs and two premium jackup rigs under construction in Singapore. Although the extent of the impact of the disease on the Company to date has been limited, any quarantine of personnel or inability to access its offices or rigs could adversely affect the Company, including delaying the delivery of the four rigs under construction. Further travel restrictions or operational problems in any part of the world in which the Company operates, or any reduction in the demand for drilling services caused by SARS or other public health threats in the future, may materially impact operations and adversely affect its financial results.

There are additional risk factors inherent in the Company's business and in the oil and gas industry as a whole, many of which are beyond the Company's control. For a discussion of these risk factors, see "Risk Factors" under Items 1 and 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of liabilities in connection with asset retirement obligations, and is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 effective January 1, 2003. The required adoption of SFAS No. 143 in 2003 did not have a material effect on the Company's results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The required adoption of SFAS No. 146 in 2003 had no effect on the Company's results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides three alternative methods of transition and disclosure requirements for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The three alternative methods available are: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, which is available only for companies adopting SFAS No. 123 prior to December 16, 2003, compensation cost is recognized for awards granted, modified or settled after the beginning of the year of adoption. The modified prospective method recognizes compensation costs from the beginning of the year of adoption as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. The retroactive restatement method provides that all periods presented are restated to reflect compensation costs as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. In addition to providing compensation cost recognition methods, SFAS No. 148 also requires certain disclosures, including the accounting method used for each period presented, a description of the method used to report the change in accounting principle and continuing tabular presentation of proforma net income and earnings per share effects for any awards outstanding under the intrinsic value method of Accounting Principles Board Opinion No. 25. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148, and is currently evaluating the recognition provisions of SFAS No. 148 in light of an overall reconsideration of its stock-based compensation plans.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation provides disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a liability for the fair value of the obligation undertaken in issuing certain guarantees shall be recognized at inception of the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that it has no material guarantees within the scope of FIN 45 other than the fully defeased financing leases for two of its drillships. For a discussion of these guarantees, see Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its results of operations, financial condition or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in circumstances affecting the Company's exposure to commodity price, interest rate, fair value, foreign currency or credit risks since December 31, 2002. For a discussion of the Company's exposure to these risks, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 2003, the Company settled all outstanding disputes between it, Harland and Wolff Shipbuilding and Heavy Industries, Ltd. and Olsen Energy ASA relating to the construction of two drillships for the Company. For more information regarding the settlement, see Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 26, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 11, 2003, the Company issued $250 million of 5% Notes due 2013 (the "5% Notes") and received cash proceeds of approximately $247.4 million after deduction for discount, underwriting fees and estimated expenses. The Company plans to use the funds for general corporate purposes. Until then, the net proceeds will be invested in short-term investments. Interest on the 5% Notes is payable on February 15 and August 15 of each year beginning on August 15, 2003. No principal payments are required with respect to the 5% Notes prior to their final maturity date. The Company has been advised by Goldman, Sachs & Co., the initial purchasers of the 5% Notes, that they were sold to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933. The Company has agreed to file a registration statement with the Securities and Exchange Commission by May 12, 2003, relating to an offer to exchange the 5% Notes for registered notes having substantially identical terms.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Employment Agreement effective as of March 14, 2003, between the Company and C. Stedman Garber, Jr.

     15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

     99.1 Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 2003:



        Date of Report       Items Reported                              Financial Statements Filed
        --------------       ---------------                             --------------------------

        February 6, 2003     Item 7, Financial Statements and            None
                             Exhibits; and Item 9, Regulation FD
                             Disclosure

        February 6, 2003     Item 5, Other Events and Item 7,            None
                             Financial Statements and Exhibits

        March 7, 2003        Item 7, Financial Statements and            None
                             Exhibits; and Item 9, Regulation FD
                             Disclosure

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GLOBALSANTAFE CORPORATION
                                    (Registrant)

Dated:  May 8, 2003            /s/  W. Matt Ralls
                               ------------------
                               W. Matt Ralls
                               Senior Vice President and Chief Financial Officer
                               (Duly Authorized Officer and Principal Financial
                               Officer of the Registrant)

                                 CERTIFICATIONS

I, Jon A. Marshall, certify that:

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

Date: May 8, 2003


/s/  Jon A. Marshall
--------------------------
Jon A. Marshall
President and Chief Executive Officer

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

Date: May 8, 2003



/s/ W. Matt Ralls
--------------------
W. Matt Ralls
Senior Vice President and Chief Financial Officer

                                  Exhibit Index



10.1 Employment Agreement effective as of March 14, 2003, between the Company and C. Stedman Garber, Jr.

15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

99.1 Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.