Form 10-Q
period 2003-06-30
GLOBALSANTAFE CORP
filed 2003-08-12
CIK 1038914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (MARK ONE)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

The number of shares of the registrant's ordinary shares, par value $.01 per share, outstanding as of July 31, 2003, was 233,406,585.

--------------------------------------------------------------------------------

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                         TABLE OF CONTENTS TO FORM 10-Q

                          QUARTER ENDED JUNE 30, 2003

                                                                                         Page
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

          Report of Independent Accountants                                                5

          Condensed Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 2003 and 2002                           6

          Condensed Consolidated Balance Sheets as of
               June 30, 2003, and December 31, 2002                                        7

          Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2003 and 2002                                     9

          Notes to Condensed Consolidated Financial Statements                            10

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                       19

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 35

Item 4.  Controls and Procedures                                                          35

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                                          36

      Item 4.  Submission of Matters to a Vote of Security Holders                        36

      Item 6.  Exhibits and Reports on Form 8-K                                           36

SIGNATURE                                                                                 38

                           FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interests of our shareholders and the investment community to use these provisions and provide such forward- looking information. We do so in this report and in other communications. Forward-looking statements are often but not always identifiable by the use of words such as "anticipate," "believe," "budget," "could," "estimate," "expect," "forecast," "intend," "may," "might," "plan," "predict," "project," and "should."

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

     -    our expectations regarding commencement of certain contracts;

     -    our intention to exit our platform rig operations;

     - our expectations regarding the time period in which rigs will remain idle;

     - our statements that certain rigs will be cold-stacked (see definition in statement);

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

     - that we do not anticipate using stock to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures;

     -    our estimated capital expenditures in 2003;

     - our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs, with existing cash and cash equivalents, and cash generated from operations;

     -    our ability to service indebtedness;

     - our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service, from our existing cash and marketable securities balances, and future cash flow from operations;

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

Factors that could cause or contribute to such differences include, but are not limited to (a) changes in rig utilization and dayrates in response to the level of activity in the oil and natural gas industry, which is significantly affected by indications and expectations regarding the level and volatility of oil and natural gas prices, which in turn are affected by such things as political, economic and weather conditions affecting or potentially affecting regional or worldwide demand for oil and natural gas, actions or anticipated actions by OPEC, inventory levels, deliverability constraints, and futures market activity;
(b) the unforeseen startup problems inherent in commencing operations with any new rig, including such things engineering, permitting crewing and equipment problems; (c) changes to timing of scheduled rig upgrade and repair projects;
(d) delays in rig construction projects due to such things as cost over-runs, supply shortages, natural disasters and work stoppages by shipyard workers; and
(e) such other risk factors as may be discussed herein, in the "Risk Factors" section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2002, and subsequent reports filed with the U.S. Securities and Exchange Commission.

WE URGE YOU NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE OF THE PARTICULAR STATEMENT, AND WE DISCLAIM ANY OBLIGATION OR UNDERTAKING TO DISSEMINATE ANY UPDATES OR REVISIONS TO OUR STATEMENTS, FORWARD-LOOKING OR OTHERWISE, TO REFLECT CHANGES IN OUR EXPECTATIONS OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS ARE BASED.

    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GlobalSantaFe Corporation

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income for each of the three- and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Houston, Texas
August 8, 2003

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)

                                               Three Months Ended      Six Months Ended
                                                     June 30,              June 30,
                                             ---------------------   ---------------------
                                                2003        2002        2003        2002
                                             ---------   ---------   ---------   ---------
Revenues:
 Contract drilling                           $   357.2   $   406.9   $   716.1   $   808.7
 Drilling management services                    134.9        92.3       222.9       177.5
 Oil and gas                                       5.3         2.5        11.4         4.2
                                             ---------   ---------   ---------   ---------
  Total revenues                                 497.4       501.7       950.4       990.4
                                             ---------   ---------   ---------   ---------

Expenses:
 Contract drilling                               231.4       245.4       485.5       488.5
 Drilling management services                    131.7        88.8       217.0       166.3
 Oil and gas                                       1.3         1.0         2.6         1.8
 Depreciation, depletion and amortization         67.5        64.9       133.0       127.4
 Restructuring costs                               2.9           -         2.9           -
 General and administrative                       11.4        12.9        24.9        24.9
                                             ---------   ---------   ---------   ---------
  Total operating expenses                       446.2       413.0       865.9       808.9
                                             ---------   ---------   ---------   ---------
  Operating income                                51.2        88.7        84.5       181.5

Other income (expense):
 Interest expense                                (17.6)      (14.3)      (33.8)      (28.6)
 Interest capitalized                             10.2         4.3        19.2         7.5
 Interest income                                   2.9         3.8         5.8         8.2
 Other                                             2.3         0.5        24.2        (0.4)
                                             ---------   ---------   ---------   ---------
  Total other income (expense)                    (2.2)       (5.7)       15.4       (13.3)
                                             ---------   ---------   ---------   ---------
  Income before income taxes                      49.0        83.0        99.9       168.2

Provision for income taxes:
 Current tax provision                            16.1        13.3        24.3        25.5
 Deferred tax benefit                            (11.0)       (3.7)      (14.2)       (7.8)
                                             ---------   ---------   ---------   ---------
  Total provision for income taxes                 5.1         9.6        10.1        17.7
                                             ---------   ---------   ---------   ---------

Net income                                   $    43.9   $    73.4   $    89.8   $   150.5
                                             =========   =========   =========   =========

Earnings per ordinary share:
 Basic                                       $    0.19   $    0.31   $    0.39   $    0.64
 Diluted                                     $    0.19   $    0.31   $    0.38   $    0.63

           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in millions)

                                                                June 30,   December 31,
                                                                  2003         2002
                                                               ----------  ------------
Current assets:
 Cash and cash equivalents                                     $    890.1   $    677.0
 Marketable securities                                               54.8         59.5
 Accounts receivable, net of allowances                             351.1        346.3
 Costs incurred on turnkey drilling projects in progress              3.7          9.1
 Prepaid expenses                                                    28.6         49.6
 Other current assets                                                 2.9          4.1
                                                               ----------   ----------
  Total current assets                                            1,331.2      1,145.6
                                                               ----------   ----------

Properties and equipment:
 Rigs and drilling equipment, less accumulated
  depreciation of $1,055.2 at June 30, 2003, and
  $926.6 at December 31, 2002                                     4,292.3      4,182.9
 Oil and gas properties, full-cost method, less accumulated
  depreciation, depletion and amortization of $21.6
  at June 30, 2003, and $20.2 at December 31, 2002                    9.4         11.1
                                                               ----------   ----------
Net properties                                                    4,301.7      4,194.0

Goodwill                                                            386.3        386.9
Deferred income taxes                                                12.3          0.2
Other assets                                                         84.8         81.5
                                                               ----------   ----------
  Total assets                                                 $  6,116.3   $  5,808.2
                                                               ==========   ==========


           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                ($ in millions)

                                                             June 30,   December 31,
                                                               2003         2002
                                                           -----------  ------------
Current liabilities:
 Accounts payable                                          $    154.9   $    209.2
 Accrued compensation and related employee costs                 60.5         63.8
 Accrued income taxes                                            77.9         87.2
 Accrued interest                                                13.7          8.9
 Deferred revenue                                                26.9         45.5
 Other accrued liabilities                                       83.0         74.2
                                                           ----------   ----------
  Total current liabilities                                     416.9        488.8
                                                           ----------   ----------
Long-term debt                                                1,181.8        925.2
Capital lease obligations                                        40.2         16.7
Deferred income taxes                                               -          2.7
Other long-term liabilities                                     161.1        140.6
Commitments and contingencies (Note 4)                              -            -

Shareholders' equity:
 Ordinary shares, $0.01 par value, 600,000,000 shares
  authorized, 233,368,625 shares and 232,889,001 shares
  issued and outstanding at June 30, 2003, and
  December 31, 2002, respectively                                 2.3          2.3
 Additional paid-in capital                                   2,958.9      2,950.1
 Retained earnings                                            1,394.6      1,322.4
 Accumulated other comprehensive loss                           (39.5)       (40.6)
                                                           ----------   ----------
  Total shareholders' equity                                  4,316.3      4,234.2
                                                           ----------   ----------
  Total liabilities and shareholders' equity               $  6,116.3   $  5,808.2
                                                           ==========   ==========

           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in millions)

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                              2003        2002
                                                           ---------   ---------
Cash flows from operating activities:
 Net income                                                $    89.8   $   150.5
 Adjustments to reconcile net income to net
  cash flow provided by operating activities:
  Depreciation, depletion and amortization                     133.0       127.4
  Deferred income taxes                                        (14.2)       (7.8)
  (Increase) decrease in accounts receivable                    (6.6)       20.7
  Decrease (increase) in prepaid expenses and other
   current assets                                               25.8       (44.4)
  (Decrease) increase in accounts payable                      (50.5)       13.8
  Decrease in accrued liabilities                               (7.6)      (24.4)
  Decrease in deferred revenues                                (20.5)       (1.8)
  Increase (decrease) in other long-term liabilities            22.4        (6.6)
  Other, net                                                     7.2         4.6
                                                           ---------   ---------
   Net cash flow provided by operating activities              178.8       232.0
                                                           ---------   ---------

Cash flows from investing activities:
 Capital expenditures                                         (245.1)     (216.0)
 Purchases of held-to-maturity marketable securities           (54.8)     (223.2)
 Proceeds from maturities of held-to-maturity
  marketable securities                                         59.5       226.4
 Proceeds from maturities of available-for-sale
  marketable securities                                          4.4           -
 Proceeds from sales of properties and equipment                 2.4        69.2
                                                           ---------   ---------
  Net cash flow used in investing activities                  (233.6)     (143.6)
                                                           ---------   ---------

Cash flows from financing activities:
 Dividend payments                                             (16.3)      (15.2)
 Issuance of long-term debt, net of discount                   249.4           -
 Deferred financing costs                                       (3.4)          -
 Lease-leaseback transaction                                    37.0           -
 Payments on capitalized lease obligation                       (6.5)          -
 Proceeds from issuance of ordinary shares                       7.7        24.8
                                                           ---------   ---------
  Net cash flow provided by financing activities               267.9         9.6
                                                           ---------   ---------

Increase in cash and cash equivalents                          213.1        98.0
Cash and cash equivalents at beginning of period               677.0       578.3
                                                           ---------   ---------
Cash and cash equivalents at end of period                 $   890.1   $   676.3
                                                           =========   =========

           See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

GlobalSantaFe Corporation (the "Company" or "GlobalSantaFe") is an oil and gas drilling contractor, owning or operating a fleet of over 100 marine and land drilling rigs. The Company's fleet currently includes 13 floating rigs, 45 cantilevered jackup rigs, 31 land rigs and one platform rig, including the high-performance cantilevered jackup, GSF Constellation I, which was delivered in June 2003. The Company has two ultra-deepwater semisubmersibles and one high-performance cantilevered jackup under construction. The Company or its affiliates also currently operate 11 platform rigs in the North Sea for third parties, and it operates two semisubmersible rigs for third parties under a joint venture agreement. The Company provides oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate ("dayrate") basis. The Company also provides oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

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

The financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Interim-period results may not be indicative of results expected for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company computes compensation cost for these plans as the amount by which the quoted market price of the Company's ordinary shares on the date of grant exceeds the amount the employee must pay to acquire the shares. The amount of compensation cost, if any, is charged to income over the vesting period. No compensation cost has been recognized for any of the Company's outstanding stock options, all of which have exercise prices

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

equal to or greater than the market price of the Company's ordinary shares on the date of grant, or for options granted under the Company's employee share purchase plan. The Company does, however, recognize compensation cost for all grants of performance-based stock awards.

Had compensation cost for the Company's stock-based compensation plans been determined based on fair values as of the dates of grant in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per ordinary share would have been reported as follows:

                                                                    Three Months Ended            Six Months Ended
                                                                         June 30,                      June 30,
                                                                --------------------------    --------------------------
                                                                    2003           2002           2003           2002
                                                                ------------    ----------    -----------     ----------
                                                                         (In millions, except per share amounts)
Net income, as reported                                         $      43.9     $     73.4     $     89.8     $    150.5

Deduct: Total stock-based employee compensation expense
          determined under fair value-based method for all
          awards, net of related tax effects                           (8.1)          (5.0)         (15.8)          (6.9)
                                                                -----------     ----------     ----------     ----------

Pro forma net income                                            $      35.8     $     68.4     $     74.0     $    143.6
                                                                ===========     ==========     ==========     ==========

Basic earnings per ordinary share - as reported                 $      0.19     $     0.31     $     0.39     $     0.64
                                  - pro forma                   $      0.15     $     0.29     $     0.32     $     0.61

Diluted earnings per ordinary share - as reported               $      0.19     $     0.31     $     0.38     $     0.63
                                    - pro forma                 $      0.15     $     0.29     $     0.31     $     0.60

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

RESTRUCTURING COSTS

Estimated costs related to the closure of Global Marine Inc.'s former Houston, Texas, office were accrued as part of Restructuring costs in the Company's consolidated financial statements for the year ended December 31, 2001. These estimated costs were based on the assumption that this office space would be subleased to a third party. The Company was unsuccessful in subleasing this office space in 2002, and, based on management's best estimates at the time, increased its remaining liability at December 31, 2002, by $2.9 million. Based on current Houston commercial real estate market conditions, the Company now believes it is probable that it will not be able to sublease this office space before the end of the lease term. As a result, the Company accrued an additional $2.9 million in Restructuring costs during the second quarter of 2003, and has now accrued the entire liability under the lease as of June 30, 2003.

As of June 30, 2003, the Company's remaining liability related to its merger-related restructuring activities totaled $22.0 million, consisting of the following: $16.2 million related to office closures and consolidation of facilities, which will be relieved over the remaining terms of the various office leases ranging up to 5 1/2

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

years; $3.8 million related to employee separation costs, which will be paid out pursuant to the terms of various severance agreements, over terms ranging up to three years from the date of separation; and $2.0 million related to special retirement termination costs, which will be satisfied pursuant to the payment terms of the retirement plans affected.

NOTE 2 - EARNINGS PER ORDINARY SHARE

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                            Three Months Ended June 30,              Six Months Ended June 30,
                                       -----------------------------------     -----------------------------------
                                             2003                2002                2003                2002
                                       ---------------     ---------------     ---------------     ---------------
                                                         ($ in millions, except per share data)
Net income (numerator):                $          43.9     $          73.4     $          89.8     $         150.5
                                       ===============     ===============     ===============     ===============
Shares (denominator):
  Ordinary Shares - Basic                  233,139,986         234,631,618         233,099,475         234,118,107
  Add:
   Effect of employee stock -based
    compensation                             1,788,097           3,788,092           1,665,946           3,504,556
                                       ---------------     ---------------     ---------------     ---------------
  Ordinary Shares - Diluted                234,928,083         238,419,710         234,765,421         237,622,663
                                       ===============     ===============     ===============     ===============
Earnings per ordinary share:
  Basic                                $          0.19     $          0.31     $          0.39     $          0.64
  Diluted                              $          0.19     $          0.31     $          0.38     $          0.63

The computation of diluted earnings per ordinary share for all periods presented excludes outstanding options to purchase GlobalSantaFe ordinary shares with exercise prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e., their effect would be "antidilutive"). Options to purchase a total of 14,476,389 ordinary shares and 14,581,340 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and six months ended June 30, 2003, respectively. Options to purchase a total of 3,880,014 ordinary shares and 7,815,771 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and six months ended June 30, 2002, respectively.

Diluted earnings per ordinary share for all periods presented also excludes 4,875,062 potentially dilutive shares issuable upon conversion of the Company's Zero Coupon Convertible Debentures because the inclusion of such shares would be antidilutive given the level of net income for these periods.

Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 25, 2005. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future purchase obligation.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SEGMENT INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                          -----------------------     -----------------------
                                             2003          2002          2003          2002
                                          ---------     ---------     ---------     ---------
                                                            ($ in millions)
Revenues from external customers:
        Contract drilling                 $   357.2     $   406.9     $   716.1     $   808.7
        Drilling management services          134.9          92.3         222.9         177.5
        Oil and gas                             5.3           2.5          11.4           4.2
                                          ---------     ---------     ---------     ---------
          Consolidated                    $   497.4     $   501.7     $   950.4     $   990.4
                                          =========     =========     =========     =========
Intersegment revenues:
        Contract drilling                 $     0.8     $     1.6     $     1.5     $     3.9
        Drilling management services            1.6           2.8           3.7           4.8
        Intersegment elimination               (2.4)         (4.4)         (5.2)         (8.7)
                                          ---------     ---------     ---------     ---------
          Consolidated                    $       -     $       -     $       -     $       -
                                          =========     =========     =========     =========
Total revenues:
        Contract drilling                 $   358.0     $   408.5     $   717.6     $   812.6
        Drilling management services          136.5          95.1         226.6         182.3
        Oil and gas                             5.3           2.5          11.4           4.2
        Intersegment elimination               (2.4)         (4.4)         (5.2)         (8.7)
                                          ---------     ---------     ---------     ---------
          Consolidated                    $   497.4     $   501.7     $   950.4     $   990.4
                                          =========     =========     =========     =========
Segment income:
        Contract drilling                 $    60.2     $    97.9     $   101.2     $   195.4
        Drilling management services            3.2           3.5           5.9          11.2
        Oil and gas                             3.3           0.9           7.4           1.3
                                          ---------     ---------     ---------     ---------
          Total segment income                 66.7         102.3         114.5         207.9
Restructuring costs                            (2.9)            -          (2.9)            -
Corporate expenses                            (12.6)        (13.6)        (27.1)        (26.4)
                                          ---------     ---------     ---------     ---------
          Operating income                     51.2          88.7          84.5         181.5
Other income (expense)                         (2.2)         (5.7)         15.4         (13.3)
                                          ---------     ---------     ---------     ---------

          Income before income taxes      $    49.0     $    83.0     $    99.9     $   168.2
                                          =========     =========     =========     =========

Drilling management services operating results for the three and six months ended June 30, 2003 and 2002, were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $2.1 million and $3.4 million, respectively, for the three and six months ended June 30, 2003, and by $2.3 million and $2.8 million, respectively, for the three and six months ended June 30, 2002.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

The Company currently has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore ("PPL") for construction of two ultra-deepwater semisubmersibles and one high-performance jackup, with options for two additional similarly priced semisubmersibles. In June 2003, the Company took delivery of the GSF Constellation I, the first of two high-performance cantilevered jackups ordered from PPL, at a total cost of $133 million, excluding capitalized interest, capital spares, startup expenses and mobilization costs. Contractual obligations in connection with the remaining high-performance cantilevered jackup, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are also expected to total approximately $133 million, of which $79 million had been incurred as of June 30, 2003. Contractual obligations in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $570 million, or an average of $285 million per rig. Of the $570 million, $354 million had been incurred as of June 30, 2003.

In January 2003, in order to take advantage of an attractive financing structure, the Company entered into a lease-leaseback arrangement with a European bank related to the Company's Britannia cantilevered jackup. Pursuant to this arrangement, the Company leased the Britannia to the bank for a five-year term for a lump-sum payment of approximately $37 million, net of origination fees of approximately $1.5 million. The bank then leased the rig back to the Company for a five-year term with an effective annual interest rate based on the 3-month British Pound Sterling LIBOR plus a margin of 0.625%, under which the Company will make annual lease payments of approximately $8.0 million, payable in advance. The Company has classified this arrangement as a capital lease.

LEGAL PROCEEDINGS

The Company filed a claim in 1993 in the amount of $40.6 million with the United Nations Compensation Commission ("UNCC") for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claim was for the loss of four rigs and associated equipment, lost revenue, and miscellaneous expenditures. During the first quarter of 2003, the Governing Council of the UNCC awarded the Company compensation in the amount of $22.1 million in a final, non-appealable, adjudication of the claim. The Company recognized $22.1 million in "Other income" on the Condensed Consolidated Statement of Income in the first quarter of 2003. The Company received an additional $0.2 million award from the UNCC during the second quarter of 2003 as settlement for an additional claim for lost revenue filed by one of its subsidiaries.

The Company and two of its subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. ("Transocean") in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the Company's two ultra-deepwater semisubmersibles under construction in Singapore infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorney's fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. The Company believes that the allegations are without merit and intends to vigorously defend the lawsuit. The Company does not

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expect that the matter will have an adverse effect on the Company's business or financial position, results of operations or cash flows.

ENVIRONMENTAL MATTERS

The Company has certain potential liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state acts regulating cleanup of various waste disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

The Company has been named as a PRP in connection with a site located in Santa Fe Springs, California known as the Waste Disposal, Inc. site. The Company and other PRPs have agreed with the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") to settle their potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has not yet been entered by the court. Although the settlement is not final until the decree is entered by the court, the Company expects the decree to be entered by the court. The parties to the settlement have entered into a participation agreement, which makes the Company liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, the consultant advising the group with respect to remediation thinks that the remediation costs will be such that the Company's share of the remaining remediation costs will be less than $800,000. There are additional potential liabilities related to the site, but these cannot be quantified, and there is no reason at this time to believe that they will be material.

The Company has also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. The Company and other PRPs have entered into an agreement with the EPA and the DOJ to resolve their potential liabilities. This agreement is also not final until the agreed-upon consent decree is entered by the court, but it is likely that it will be. Under the settlement, the Company is not likely to owe any substantial additional amounts for this site beyond what the Company has already paid. There are additional potential liabilities related to this site, but these cannot be quantified at this time, and there is no reason at this time to believe that they will be material.

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

CONTINGENCIES AND OTHER LEGAL MATTERS

In 1998, the Company entered into fixed-price contracts for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan. Pursuant to two 20-year capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and lease them to the Company. The Company has deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million (the "Defeasance Payment"). In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases and the Lessors have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships. The Glomar C.R. Luigs and the Glomar Jack Ryan began operating under contract in April and December 2000, respectively.

The Company has interest rate risk in connection with these fully defeased financing leases for the Glomar Jack Ryan and Glomar C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, the Company will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the June 30, 2003, LIBOR rate of 3.64% were to continue over the next ten years, the Company would be required to fund an additional estimated $58 million during that period. Any additional payments made by the Company pursuant to the financing leases would increase the carrying

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value of its leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. The Company does not expect that, if required, any additional payments made under these leases would be material to its financial position, results of operations or cash flows in any given year.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

NOTE 5 - DEBT OFFERING

On February 11, 2003, the Company issued $250 million of 5% Notes due 2013 (the "5% Notes") and received cash proceeds of approximately $247.4 million after deduction for discount, underwriting fees and other related expenses. Interest on the 5% Notes is payable on February 15 and August 15 of each year beginning on August 15, 2003. No principal payments are required with respect to the 5% Notes prior to their final maturity date. The Company has filed a registration statement with the U.S. Securities and Exchange Commission, relating to an offer to exchange the 5% Notes for registered notes having substantially identical terms.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

In June 2003, the Company's Board of Directors declared a regular quarterly cash dividend for the second quarter of 2003 of $0.0375 per ordinary share, payable to shareholders of record as of the close of business on June 30, 2003. The second quarter dividend in the amount of $8.8 million was paid on July 15, 2003.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides three alternative methods of transition and disclosure requirements for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The three alternative methods available are: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, which is available only for companies adopting SFAS No. 123 prior to December 16, 2003, compensation cost is recognized for awards granted, modified or settled after the beginning of the year of adoption. The modified prospective method recognizes compensation costs from the beginning of the year of adoption as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. The retroactive restatement method provides that all periods presented are restated to reflect compensation costs as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. In addition to providing compensation cost recognition methods, SFAS No. 148 also requires certain disclosures, including the accounting method used for each period presented, a description of the method used to report the change in accounting principle and continuing tabular presentation of proforma net income and earnings per share effects for any awards outstanding under the intrinsic value method of Accounting Principles Board Opinion No. 25. SFAS No. 148 is

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effective for fiscal years ending after December 15, 2002. The Company has reflected the disclosure provisions of SFAS No. 148 in Note 1, and is currently evaluating the recognition provisions of SFAS No. 148 together with an overall reconsideration of its stock-based compensation plans.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Debt and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments within the scope of SFAS 150.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a leading oil and gas drilling contractor, owning or operating a high quality, technologically advanced fleet of over 100 marine and land drilling rigs. The Company's fleet currently includes 13 floating rigs, 45 cantilevered jackup rigs, 31 land rigs and one platform rig, including the high-performance cantilevered jackup, GSF Constellation I, which was delivered in June 2003. The Company has two ultra-deepwater semisubmersibles and one high-performance jackup under construction. The Company operates two semisubmersible rigs for third parties under a joint venture agreement, and the Company or its affiliates also currently operate 11 platform rigs in the North Sea for third parties. The Company intends to exit its platform rig operations, which have historically not had a material effect on the Company's consolidated operating results. The Company provides oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate ("dayrate") basis. The Company also provides oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These policies, estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of the critical accounting policies and estimates that the Company uses in the preparation of its condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There have been no changes to these policies during the six months ended June 30, 2003.

OPERATING RESULTS

SUMMARY

Data relating to the Company's operations by business segment follows (dollars in millions):

                                          Three Months Ended                          Six Months Ended
                                               June 30,                                    June 30,
                                       -----------------------   Increase /        -----------------------    Increase /
                                          2003          2002     (Decrease)           2003         2002       (Decrease)
                                       ---------     ---------   ----------        ---------     ---------    ----------
Revenues:
     Contract drilling                 $   358.0     $   408.5      (12)%          $   717.6     $   812.6      (12)%
     Drilling management services          136.5          95.1       44 %              226.6         182.3       24 %
     Oil and gas                             5.3           2.5      112 %               11.4           4.2      171 %
     Less: Intersegment revenues            (2.4)         (4.4)     (45)%               (5.2)         (8.7)     (40)%
                                       ---------     ---------                     ---------     ---------
                                       $   497.4     $   501.7       (1)%          $   950.4     $   990.4       (4)%
                                       =========     =========                     =========     =========

Operating income:
     Contract drilling                 $    60.2     $    97.9      (39)%          $   101.2     $   195.4      (48)%
     Drilling management services            3.2           3.5       (9)%                5.9          11.2      (47)%
     Oil and gas                             3.3           0.9      267 %                7.4           1.3      469 %
     Restructuring costs                    (2.9)            -      N/A                 (2.9)            -      N/A
     Corporate expenses                    (12.6)        (13.6)      (7)%              (27.1)        (26.4)       3 %
                                       ---------     ---------                     ---------     ---------
                                       $    51.2     $    88.7      (42)%          $    84.5     $   181.5      (53)%
                                       =========     =========                     =========     =========

Operating income for the second quarter of 2003 decreased by $37.5 million to $51.2 million from $88.7 million for the second quarter of 2002, due primarily to lower utilization and dayrates for the Company's drilling fleet, a lower contribution from the drilling management services segment and an increase in the Company's restructuring liability discussed below. These factors were partially offset by higher average natural gas prices and production and lower corporate expenses.

Estimated costs related to the closure of Global Marine Inc.'s former Houston, Texas, office were accrued as part of Restructuring costs in the Company's consolidated financial statements for the year ended December 31, 2001. These estimated costs were based on the assumption that this office space would be subleased to a third party. The Company was unsuccessful in subleasing this office space in 2002, and, based on management's best estimates at the time, increased its remaining liability at December 31, 2002, by $2.9 million. Based on current Houston commercial real estate market conditions, the Company now believes it is probable that it will not be able to sublease this office space before the end of the lease term. As a result, the Company accrued an additional $2.9 million in Restructuring costs during the second quarter of 2003, and has now accrued the entire liability under the lease as of June 30, 2003.

Operating income for the six months ended June 30, 2003, decreased by $97.0 million to $84.5 million from $181.5 million for the same period in 2002 due primarily to lower utilization and dayrates for the Company's drilling fleet, a lower contribution from the drilling management services segment, an increase in corporate expenses and an increase in the Company's restructuring liability. These factors were partially offset by higher average natural gas prices and production.

The Company's contract drilling backlog at June 30, 2003, totaled approximately $928 million, of which approximately $450 million is expected to be realized during the remainder of 2003. Contract drilling backlog at December 31, 2002, was $1.2 billion.

CURRENT MARKET CONDITIONS

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

North Sea. The Company's North Sea fleet currently includes four semisubmersibles, five cantilevered heavy-duty harsh environment ("HDHE") jackups, three cantilevered jackups and a platform rig. The Company or its affiliates also currently operate 11 platform rigs in the North Sea for third parties. The Company intends to exit its platform rig operations, which have historically not had a material effect on the Company's consolidated operating results.

The North Sea semisubmersible market continues to be characterized by significant overcapacity. Two of the Company's four semisubmersibles are contracted into the fourth quarter of 2003, one has recently been released and is idle and another is cold-stacked in Scotland (i.e., the rig is removed from service, the crew is released, and little or no scheduled maintenance is performed in anticipation of a prolonged period before the rig reenters service). The Company expects utilization rates for semisubmersible rigs in the North Sea to remain weak or deteriorate over the fall and winter months.

The medium-term prospects for the HDHE jackup market are brighter than for the semisubmersible sector in the North Sea. Several programs have been announced to commence in the fourth quarter of this year and the first quarter of 2004, with some visibility for additional work through the middle of 2004, which could result in strengthening of this market sector. The Company was successful in securing contracts for the GSF Galaxy I and GSF Galaxy III following idle periods during the first half of 2003. The GSF Galaxy I is contracted until the end of September 2003 and the GSF Galaxy III is contracted until mid-November 2003, but both are working on standard specification jackup projects that command lower dayrates than HDHE projects. Following an approximate 55-day idle period, the GSF Monitor will commence a one-well contract in the southern North Sea and then mobilize to a multi-well contract offshore Trinidad and Tobago in the fourth quarter of 2003. The GSF Magellan will complete its current contract assignment in mid-August and following a period of repairs will be marketed in the North Sea area. The remaining HDHE jackup, GSF Monarch, continues under a long-term contract into late 2004.

The standard specification jackups, GSF Labrador and GSF Adriatic XI, continue under contract into the third and fourth quarter of 2003, respectively, and the Britannia continues under a long-term contract into late 2004. The Company's platform rig is under contract through the end of 2003.

U.S. Gulf of Mexico. The Company currently operates ten cantilevered jackups and two semisubmersibles in the U.S. Gulf of Mexico market. With the mobilization of a number of jackups to other markets, the supply and demand outlook for jackups is improving, although this market continues to be characterized by short-term contracts. During the second quarter of 2003, the Company experienced an increase in demand for its cantilevered jackup rigs, with utilization rates increasing from 91% in the first quarter of 2003 to 99.6% in the second quarter, while the industry utilization rate for all jackups increased from 71% to 75% for the same period. Dayrates for the Company's jackups are expected to increase during the third quarter from second quarter levels.

Although the current industry utilization rate for semisubmersibles in the U.S. Gulf of Mexico is 63%, the Company was successful in securing contracts for its two semisubmersibles, one of which will expire in the third quarter of 2003 and the other will expire in the fourth quarter of 2003. The U.S. Gulf of Mexico market for semisubmersibles is expected to remain weak for the remainder of this year.

Ultra-deepwater drillship market. The Company currently operates three drillships in the ultra-deepwater market. Two are under contract in the U.S. Gulf of Mexico and one has completed a contract in Australia and is moving to the Atlantic Basin. The worldwide ultra-deepwater market is currently oversupplied, and numerous units in this class have contracts expiring in 2003 and 2004. Most of the original contracts for these units were for terms of three to five years. The Company believes that as these contracts expire, the market for these rigs will shift to shorter-term contracts, sometimes for a single well. This shift may have the effect of exposing these rigs to periods of downtime between contracts.

During the second quarter of 2003, the Company was successful in securing an extension to the contract for the Glomar C.R. Luigs until the first quarter of 2004. The Glomar Jack Ryan has completed its contract in Australia and is moving to the Atlantic Basin where there are several prospects for work, although such prospects are not in direct continuation of its prior contract. The contract for the Glomar Explorer has been extended into the fourth quarter of 2003.

West Africa. The Company currently operates two semisubmersibles and nine cantilevered jackups in this market. The West Africa market continues to be dominated by the level of rig demand in Nigeria, traditionally the area with the largest concentration of rigs in this market. The market was stable in West Africa through the first quarter of 2003 until several operators announced the early termination of rig contracts due to funding difficulties with their partner, the Nigerian national oil company. The Company currently expects that these operators' jackup requirements will increase later this year or early in 2004, at which time the Company expects that supply and demand for jackups will return to a more balanced condition. Both of the Company's semisubmersibles in this market are contracted through 2003. The Company's utilization rate for its nine cantilevered jackup rigs declined from 98% during the first quarter of 2003 to 93% during the second quarter, while industry utilization rates for jackups in West Africa experienced a similar decline. Four of the Company's jackups in this market are contracted through the end of 2003.

Middle East and Mediterranean. The Company currently operates six cantilevered jackups in the Middle East region, three cantilevered jackups in the Mediterranean region offshore North Africa and has a moored drillship cold-stacked in Malta. With the exception of a three-month repair project ending mid-September 2003 on the GSF Key Singapore, all nine of the Company's jackups are contracted for the balance of 2003.

Southeast Asia. The Company currently operates seven cantilevered jackups in this market. The recently constructed GSF Constellation I will commence a multi-well contract in this region in August 2003. Of the remaining six jackups, one is contracted until the fourth quarter of 2003, while four are contracted into 2004. The remaining jackup is being upgraded in a Singapore shipyard and has received a letter of intent for a contract immediately following the upgrade project. Although the market is generally balanced in this region and utilization remains high, the Company has observed a reduction in dayrates with recent contract fixtures.

Other. The Company currently operates one semisubmersible and one HDHE jackup offshore eastern Canada. The semisubmersible commenced a two-year contract in July 2003. The jackup is under contract into the first quarter of 2004. In Trinidad and Tobago, the Company currently operates one cantilevered jackup, which will commence a new contract in September 2003 after completing an upgrade project.

Land drilling fleet. The Company owns 31 land drilling rigs, with 19 of these located in the Middle East (12 rigs in Kuwait, four in Saudi Arabia and three in Oman), four in North Africa and eight in Venezuela. Seven of the Company's 12 land rigs in Kuwait are currently operating, five of which are contracted into the third quarter of 2004. The Company has four land rigs in Saudi Arabia, three of which have contracts expiring in October and November 2003, and January 2004, respectively. The Company expects its four land rigs in Egypt and two of its three land rigs in Oman to be fully utilized for the balance of 2003. Although the labor strike has ceased in Venezuela, none of the Company's eight land rigs located there are currently operating.

FUTURE MARKET FOR NEWBUILDS

In June 2003, the Company took delivery of the GSF Constellation I, the first of the Company's two high-performance jackups under construction and was successful in securing a multi-well contract. The GSF Development Driller I, the first of two ultra-deepwater semisubmersibles under construction, and the second high-performance jackup, GSF Constellation II, are scheduled for delivery around the end of the first quarter of 2004. The GSF Development Driller II, the second of the two ultra-deepwater semisubmersibles, is scheduled for delivery in the second quarter of 2005. Although the Company has options for construction of additional ultra-deepwater semisubmersible units beyond the two under construction, it does not intend to exercise these options. The Company's ability to obtain contracts for its newbuild rigs and the terms of such contracts will depend on market conditions at the time these rigs are available for contract.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows (dollars in millions, except average revenues per day):

                                      Three Months Ended                         Six Months Ended
                                           June 30,                                  June 30,
                                    ---------------------     Increase/       ----------------------      Increase/
                                      2003          2002      (Decrease)        2003           2002       (Decrease)
                                    -------       -------     ----------      ---------      -------      ----------
Contract drilling revenues
  by area: (1)
     U.S. Gulf of Mexico            $  78.1       $  96.2       (19)%         $   156.5      $ 188.1         (17)%
     North Sea                         70.8         126.2       (44)%             140.8        242.7         (42)%
     West Africa                       65.1          47.5        37 %             131.6         97.2          35 %
     Southeast Asia                    36.8          26.1        41 %              73.9         48.4          53 %
     Middle East                       32.9          56.4       (42)%              70.6        106.8         (34)%
     North Africa                      26.6          14.7        81 %              51.5         23.7         117 %
     South America                      5.8          21.6       (73)%              12.2         60.5         (80)%
     Other                             41.9          19.8       112 %              80.5         45.2          78 %
                                    -------       -------                     ---------      -------
                                    $ 358.0       $ 408.5       (12)%         $   717.6      $ 812.6         (12)%
                                    =======       =======                     =========      =======

Average marine rig utilization
  by area:
     U.S. Gulf of Mexico                 97%           94%        3 %                94%          93%          1 %
     North Sea                           78%           94%      (17)%                72%          91%        (21)%
     West Africa                         86%           84%        2 %                88%          83%          6 %
     Southeast Asia                      83%           75%       11 %                86%          72%         19 %
     Middle East                        100%          100%        - %               100%         100%          - %
     North Africa                        87%          100%      (13)%                87%          79%         10 %
     South America                      100%           62%       61 %               100%          81%         23 %
     Other                               75%          100%      (25)%                75%         100%        (25)%

Total average rig utilization:
     Marine rigs                         88%           89%                           86%          89%
     Land rigs                           52%           69%                           52%          75%

Average revenues per day:
     Marine rigs                    $69,400       $77,000                     $  70,500      $76,600
     Land rigs                      $17,400       $17,700                     $  17,700      $18,100

------------------

(1) Includes revenue earned from affiliates.

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

Contract drilling revenues decreased $50.5 million to $358.0 million for the second quarter of 2003 compared to $408.5 million for the 2002 second quarter. Lower dayrates for the Company's marine drilling fleet accounted for approximately $24.3 million of this decrease and lower marine utilization accounted for approximately $13.5 million. These decreases were due primarily to lower utilization and dayrates for the Company's marine drilling fleet in the North Sea, lower dayrates for the Company's deepwater semisubmersible GSF Arctic I operating in the U.S. Gulf of Mexico and lower utilization for the semisubmersible Glomar Grand Banks located off the east coast of Canada, which was idle during the entire second quarter of 2003 for planned upgrades. In addition, the Company's moored drillship, the Glomar Robert F. Bauer, was cold-stacked during the second quarter of 2003 as compared to operating under contract for half of the prior year's second quarter. These decreases were offset in part by increases in dayrates and utilization for the Company's jackup fleet in the U.S. Gulf of Mexico and by increases in average utilization for the Company's rigs in West Africa and Southeast Asia.

Lower utilization of the Company's land drilling fleet accounted for an additional $8.7 million of the decrease in contract drilling revenues. Approximately $2.2 million of this decrease was due to the temporary suspension of drilling operations in Kuwait in mid-March 2003 due to the then-pending conflict in neighboring Iraq. The Company resumed its operations in Kuwait in April 2003. In addition, as a result of continuing political uncertainty in Venezuela, two land rigs that were operating under contract during part of the prior year's second quarter were idle during the second quarter of 2003.

The mobilization of marine rigs between the geographic areas shown in the following table also affected each area's revenues over the periods indicated. These mobilizations were as follows:

                                                                                              Completion
       Rig                    Rig Type                 From                    To                Date
-------------------     -------------------     ------------------     ------------------     ----------
Glomar Jack Ryan        Drillship               U.S Gulf of Mexico     South America            Mar-02
Glomar Jack Ryan        Drillship               South America          U.S Gulf of Mexico       May-02
Glomar Jack Ryan        Drillship               U.S Gulf of Mexico     Other (Australia)        Oct-02
GSF Labrador            Cantilevered Jackup     South America          North Sea                May-02
GSF Baltic              Cantilevered Jackup     South America          West Africa              Jul-02
Glomar Grand Banks      Semisubmersible         North Sea              Other (Canada)           Jul-02
Glomar Adriatic III     Cantilevered Jackup     South America          U.S Gulf of Mexico       Aug-02
GSF Adriatic VI         Cantilevered Jackup     North Sea              West Africa              Nov-02
GSF Rig 135             Semisubmersible         North Sea              West Africa              Jan-03
GSF Adriatic IV         Cantilevered Jackup     U.S Gulf of Mexico     North Africa             Mar-03

Contract drilling operating expenses decreased by $14.8 million, or 6.0%, in the second quarter of 2003 as compared to the 2002 second quarter due primarily to lower labor and reimbursable expenses as a result of the decrease in rig utilization noted above, and lower repair and maintenance expenses, partly offset by an increase in insurance expense. The increase in insurance expense was due primarily to increases in premiums incurred in connection with the renewal of the Company's insurance program in June 2002. The Company renewed its insurance program in July 2003 with lower premiums and higher deductibles (see "Liquidity and Capital Resources - Risk Factors.") Contract drilling depreciation expense increased by $2.0 million due primarily to upgrades on several marine rigs during 2002.

Contract drilling operating income and margin decreased to $60.2 million and 17%, respectively, for the second quarter of 2003 from $97.9 million and 24%, respectively, for the second quarter of 2002, due primarily to lower rig utilization and dayrates as discussed above.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Contract drilling revenues decreased by $95.0 million to $717.6 million for the six months ended June 30, 2003, compared to $812.6 million for the six months ended June 30, 2002. Lower dayrates for the Company's marine drilling fleet accounted for $39.9 million of this decrease, lower utilization for the Company's marine fleet accounted for $29.9 million and lower utilization for the Company's land rigs accounted for $23.4 million. These decreases were due primarily to lower marine utilization and dayrates in the North Sea, Canada and deepwater U.S. Gulf of Mexico, and lower utilization of the Company's land rigs in the Middle East and Venezuela. These decreases were offset in part by increases in dayrates and utilization for the Company's jackup fleet in the U.S. Gulf of Mexico and Southeast Asia, and by increases in average marine utilization in West Africa.

During the six months ended June 30, 2003, a total of 11 of the Company's marine rigs were idle for various periods due primarily to upgrade projects, and repair and maintenance work. In addition, eight marine rigs were idle for various periods during the first half of 2003 due to market weakness primarily in the North Sea and the U.S. Gulf of Mexico. Fourteen of these 19 rigs have returned to work, two are expected to return to work during the third quarter of 2003 and two are currently idle. The remaining semisubmersible, GSF Arctic II, underwent a major paint project during most of the first half of 2003, after which it was cold-stacked in Scotland. In addition, the Company's moored drillship, the Glomar Robert F. Bauer, was cold-stacked the entire first half of 2003 as compared to operating under contract for most of the comparable 2002 period. During the six months ended June 30, 2002, 11 rigs were idle for various periods due to upgrades and repairs and maintenance, and an additional seven rigs were idle due to market weakness.

Contract drilling operating expenses decreased by $5.4 million, or 1.1%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, due primarily to decreases in reimbursable expenses and repair and maintenance expense, partly offset by an increase in insurance expense. The increase in insurance expense was due primarily to increases in premiums incurred in connection with the renewal of the Company's insurance program in June 2002. Contract drilling depreciation expense increased by $4.6 million due primarily to upgrades on several of the Company's marine rigs during 2002.

The Company's operating income and margin for contract drilling operations decreased to $101.2 million and 14%, respectively, for the first half of 2003 from $195.4 million and 24%, respectively, for the comparable period of 2002, due primarily to lower rig utilization and dayrates as discussed above.

As of August 1, 2003, 14 of the Company's marine rigs were located in the U.S. Gulf of Mexico, 13 were located in the North Sea, 11 were offshore West Africa, seven were in Southeast Asia, six were in the Middle East, three were offshore North Africa, two were off the east coast of Canada, one was offshore Trinidad and Tobago, one was moving to the Atlantic Basin and one was cold-stacked in Malta.

As of August 1, 2003, 19 of the Company's 31 land rigs were located in the Middle East, eight were in South America and four were in North Africa.

As of August 1, 2003, 52 of the Company's 59 marine rigs and 16 of the Company's 31 land rigs were either committed or under contract.

DRILLING MANAGEMENT SERVICES

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

Drilling management services revenues increased by $41.4 million to $136.5 million in the second quarter of 2003 from $95.1 million in the comparable 2002 quarter. The increase in revenues consisted of $28.0 million attributable to an increase in the number of turnkey projects and a $16.5 million increase attributable to reimbursable, daywork and other revenues, partly offset by a $3.1 million decrease attributable to lower average revenues per turnkey project. The Company completed 35 turnkey projects in the second quarter of 2003 (25 wells drilled and ten well completions) as compared to 23 turnkey projects in the second quarter of 2002 (20 wells drilled and three well completions).

Drilling management services operating income and margin, however, decreased to $3.2 million and 2.3%, respectively, in the second quarter of 2003 from $3.5 million and 3.7%, respectively, in the second quarter of 2002, due primarily to lower margins achieved on turnkey wells drilled in 2003. The lower margins in 2003 resulted from losses totaling $4.5 million, primarily on three of the 35 turnkey projects completed in the second quarter of 2003, compared to losses totaling $1.6 million on four of the 23 turnkey projects completed in the second quarter of 2002.

Results for the second quarters of 2003 and 2002 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $2.1 million and $2.3 million, respectively, for the three months ended June 30, 2003 and 2002. The effect of these revisions, however, was more than offset by the deferral of turnkey drilling profit totaling $1.9 million and $3.3 million, respectively for the quarters ended June 30, 2003 and 2002, on wells in which Challenger Minerals, Inc. ("CMI"), a wholly-owned subsidiary of the Company, was either the operator or held a working interest. This turnkey profit has been credited to the Company's full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Subsequent to June 30, 2003, one turnkey project underway at quarter-end encountered unforeseen delays and difficulties in drilling the well, which will result in a third quarter 2003 pretax loss recognition for this project currently estimated at $0.9 million.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Drilling management services revenues increased by $44.3 million to $226.6 million for the six months ended June 30, 2003, from $182.3 million in the comparable 2002 period. The increase in revenues consisted of $32.9 million attributable to an increase in the number of turnkey projects and a $17.3 million increase attributable to reimbursable, daywork and other revenues, partly offset by a $5.9 million decrease attributable to lower average revenues per turnkey project. The Company completed 61 turnkey projects in the first half of 2003 (45 wells drilled and 16 well completions) as compared to 46 turnkey projects in the comparable period of 2002 (38 wells drilled and eight well completions).

Drilling management services operating income and margin, however, decreased to $5.9 million and 2.6%, respectively, for the six months ended June 30, 2003, from $11.2 million and 6.1%, respectively, in the same period in 2002, due primarily to lower margins achieved on turnkey wells drilled in 2003. The lower margins in 2003 resulted from losses totaling $6.0 million, due primarily to five of the 61 turnkey projects completed in the first half of 2003 compared to losses totaling $1.6 million on four of the 46 turnkey projects completed in the comparable period of 2002. Operating income for the 2002 period also includes $1.5 million of revenue earned in the first quarter of 2002 related to a turnkey well drilled in the North Sea in December 2000, in which the Company was entitled to additional payments based on cumulative production from the well.

Results for the first half of 2003 and 2002 were also favorably affected by downward revisions to cost estimates of wells completed in prior periods totaling $3.4 million and $2.8 million, respectively, offset by the deferral of turnkey drilling profit totaling $4.8 million and $5.7 million, respectively, related to wells in which CMI was either the operator or held a working interest.

OTHER INCOME AND EXPENSE

General and administrative expenses decreased to $11.4 million for the second quarter of 2003 from $12.9 million for the comparable prior year's quarter due primarily to lower outside services, software and maintenance charges and travel expenses, offset in part by higher pension expense. General and administrative expenses totaled $24.9 million for both the six months ended June 30, 2003, and 2002, as an increase in pension expense was offset by lower outside services, software and maintenance charges and business travel. Pension expense included in general and administrative expenses for the three and six months ended June 30, 2003, increased by $0.7 million and $2.2 million, respectively, from the comparable prior year periods as a result of lower than anticipated pension asset performance in 2002, changes in plan assumptions and plan amendments.

Interest expense increased to $17.6 million and $33.8 million, respectively, for the three and six months ended June 30, 2003, compared to $14.3 million and $28.6 million, respectively for the same periods in 2002, due primarily to the issuance of the 5% Notes on February 11, 2003, as discussed in "Liquidity and Capital Resources - Financing and Investing Activities."

The Company capitalized $10.2 million and $19.2 million, respectively, of interest costs for the three and six months ended June 30, 2003, compared to $4.3 million and $7.5 million, respectively, for the comparable prior year periods in connection with the Company's rig expansion program as discussed in "Liquidity and Capital Resources - Financing and Investing Activities."

Interest income decreased to $2.9 million and $5.8 million for the three and six months ended June 30, 2003, respectively, from $3.8 million and $8.2 million for the comparable 2002 periods, as a result of lower interest rates earned in 2003 on the Company's cash, cash equivalents and marketable securities balances, offset in part by an increase in cash and cash equivalents balances in connection with the issuance of the 5% Notes noted above.

Other income totaled $24.2 million for the six months ended June 30, 2003, due primarily to $22.3 million awarded to the Company in 2003 as a result of the settlement of claims filed in 1993 with the United Nations Compensation Commission ("UNCC") for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures.

INCOME TAXES

The Company's effective income tax rates for financial reporting purposes were approximately 10.4% and 10.1%, respectively, for the three and six months ended June 30, 2003, as compared to 11.6% and 10.5%, respectively, for the same periods in 2002. The rate for the six months ended June 30, 2003, was reduced by the effect of the $22.3 million UNCC settlements discussed above, and a $1.7 million benefit from adjusting estimated foreign taxes previously accrued to actual taxes assessed. Based on current anticipated market conditions in the Company's areas of operations, the Company believes that its effective tax rate will be approximately 15.6% for the remainder of 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

The Company's primary sources of liquidity are its cash and cash equivalents, marketable securities and cash generated from operations. As of June 30, 2003, the Company had $944.9 million of cash, cash equivalents and marketable securities, all of which was unrestricted. The Company had $736.5 million in cash, cash equivalents and marketable securities at December 31, 2002, all of which was unrestricted. Cash generated from operating activities totaled $178.8 million and $232.0 million for the six months ended June 30, 2003 and 2002, respectively.

FINANCING AND INVESTING ACTIVITIES

The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore ("PPL") for construction of two ultra-deepwater semisubmersibles and one high-performance jackup, with options for up to two additional similarly priced semisubmersibles. The Company does not intend to exercise these options. In June 2003, the Company took delivery of the GSF Constellation I, the first of two high-performance jackups ordered from PPL, at a total cost of $133 million, excluding an estimated $19 million of capitalized interest, capital spares, startup expenses and mobilization costs. Estimated cash outlays in connection with the construction of the remaining high-performance jackup, the GSF Constellation II, excluding capitalized interest, startup costs, capital spares and mobilization costs, are expected to total approximately $133 million. Of the $133 million, $79 million had been incurred as of June 30, 2003. A total of approximately $75 million is expected to be incurred in 2003, including approximately $34 million incurred during the six months ended June 30, 2003, and an additional $13 million is expected to be incurred in 2004. Estimated cash outlays in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, startup costs, capital spares and mobilization costs, are expected to total approximately $570 million, or an average of $285 million per rig. Of the $570 million, $354 million had been incurred as of June 30, 2003. A total of approximately $169 million is expected to be incurred in 2003, including $59 million incurred during the six months ended June 30, 2003, and an additional $106 million is expected to be incurred in 2004. The GSF Constellation II and the first of two ultra-deepwater semisubmersibles, the GSF Development Driller I, are expected to be delivered around the end of the first quarter of 2004. The second ultra-deepwater semisubmersible, the GSF Development Driller II, is expected to be delivered in the second quarter of 2005. The Company expects to fund the construction and startup of these rigs from its existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

None of the three vessels that the Company currently has under construction has secured a contract for deployment upon completion. While the Company believes that its newbuild rigs will have substantial advantages in efficiency and capability over competitive equipment in the industry, it may not be able to obtain contracts for all of its new rigs or contract terms may not be similar to those for comparable equipment in current market conditions. The Company is actively marketing the GSF Development Driller I and the GSF Constellation II.

In January 2003, in order to take advantage of an attractive financing structure, the Company entered into a lease-leaseback arrangement with a European bank related to the Company's Britannia cantilevered jackup. Pursuant to this arrangement, the Company leased the Britannia to the bank for a five-year term for a lump-sum payment of approximately $37 million, net of origination fees of approximately $1.5 million. The bank then leased the rig back to the Company for a five-year term with an effective annual interest rate based on the 3-month British Pound Sterling LIBOR plus a margin of 0.625%, under which the Company will make annual lease payments of approximately $8.0 million, payable in advance. The Company has classified this arrangement as a capital lease.

On February 11, 2003, the Company issued $250 million of 5% Notes due 2013 (the "5% Notes") and received cash proceeds of approximately $247.4 million after deduction for discount, underwriting fees and other related expenses. The Company currently has no specific application for the funds other than for general corporate purposes, and, pending their use, the net proceeds are invested in short-term investments. Interest on the 5% Notes is payable on February 15 and August 15 of each year beginning on August 15, 2003. No principal payments are required with respect to the 5% Notes prior to their final maturity date. The Company has filed a registration statement with the U.S. Securities and Exchange Commission, relating to an offer to exchange the 5% Notes for registered notes having substantially identical terms.

Other significant financing and investing activities during the six months ended June 30, 2003, were as follows:

    - Paid quarterly dividends of $7.6 million ($0.0325 per ordinary share) in January 2003 for the fourth quarter of 2002 and $8.7 million ($0.0375 per ordinary share) in April 2003 for the first quarter of 2003.

    - Announced in June 2003 that the Company's Board of Directors declared a regular quarterly cash dividend for the second quarter of 2003 of $0.0375 per ordinary share. The dividend in the amount of $8.8 million was paid on July 15, 2003, to shareholders of record as of the close of business on June 30, 2003.

The Company's debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders' equity and total debt, was 22.2% at June 30, 2003, compared to 18.2% at December 31, 2002. The Company's total debt includes the current portion of its capitalized lease obligations, which totaled $9.8 million and $1.8 million at June 30, 2003, and December 31, 2002, respectively.

CASH FLOWS

For the six months ended June 30, 2003, cash flow provided by operating activities totaled $178.8 million. An additional $249.4 million was provided from the issuance of the 5% Notes, net of discount, $30.5 million was received in connection with the lease-leaseback of the Britannia jackup (net of the initial lease payment), $9.1 million was provided from maturities of marketable securities (net of purchases), $7.7 million was provided from the issuance of ordinary shares in connection with the Company's stock-based compensation plans, and $2.4 million was provided from the sales of properties and equipment. From the $477.9 million sum of cash inflows, $245.1 million was used for capital expenditures, $16.3 million was used for dividend payments and $3.4 million was used to pay financing costs in connection with the 5% Notes and the Britannia jackup lease-leaseback.

For the six months ended June 30, 2002, cash flow provided by operating activities totaled $232.0 million. An additional $69.2 million was provided from the sales of properties and equipment, including $35.0 million of funds received in the first quarter of 2002 in connection with the sale of the Glomar Beaufort Sea I in 2001, $24.8 million was provided from the issuance of ordinary shares in connection with the Company's stock-based compensation plans, and $3.2 million was provided from maturities of marketable securities (net of purchases). From the $329.2 million sum of cash inflows, $216.0 million was used for capital expenditures and $15.2 million was used for dividend payments.

FUTURE CASH REQUIREMENTS

As of June 30, 2003, the Company had total long-term debt and capital lease obligations, including the current portion of its capital lease obligations, of $1,231.8 million and shareholders' equity of $4,316.3 million. Long-term debt consisted of $332.8 million (net of discount) Zero Coupon Convertible Debentures due 2020, $302.8 million (net of discount) 7 1/8% Notes due 2007, $296.8 million (net of discount) 7% Notes due 2028, $249.4 (net of discount) 5% Notes due 2013 and capital lease obligations, including the current portion, totaling $50.0 million. The Company was in compliance with its debt covenants at June 30, 2003.

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

The Company may redeem the 7 1/8% Notes, the 7% Notes and the 5% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the 5% Notes, the Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes contain limitations on the Company's ability to incur indebtedness for borrowed money secured by certain liens and on its ability to engage in certain sale/leaseback transactions. The Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes continue to be obligations of Global Marine Inc., and GlobalSantaFe Corporation has not guaranteed any of these obligations. GlobalSantaFe Corporation is the sole obligor under the 5% Notes.

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

In August 2002, the Company's Board of Directors authorized the Company to repurchase up to $150 million of its ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the first half of 2003. At June 30, 2003, $98.6 million of this authorized amount remained available for future purchases.

Capital expenditures for 2003 are currently estimated to be approximately $556 million, including $274 million in connection with the construction of the four newbuild marine rigs, $122 million for expenditures required to maintain the Company's fleet in accordance with its operating standards, $114 million for major upgrades to the marine fleet, $38 million for capitalized interest and $8 million for other capital expenditures.

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

RISK FACTORS

Severe Acute Respiratory Syndrome.

SARS is a highly communicable disease, outbreaks of which occurred earlier in 2003 in Southeast Asia and other parts of the world in which we operate. Travel restrictions and quarantines imposed primarily in Southeast Asia posed some interference with our operations during 2003. Scientists are predicting that SARS may reappear during the next flu season. The reappearance of SARS could adversely impact the global economy, the worldwide demand for oil and natural gas and the level of demand for our services. SARS or other public health threats could also bring about quarantines of our personnel, the inability to access our offices or rigs, or restrictions on travel to or through countries in which we operate. These restrictions could curtail our ability to operate our rigs. The SARS outbreak earlier in 2003 was most severe in Southeast Asia where we currently operate seven jackup rigs and maintain offices (in Indonesia, Malaysia, Thailand and Vietnam). We also have two deepwater semisubmersible rigs and a premium jackup rig under construction in Singapore. Any quarantine of personnel or inability to access our offices or rigs could adversely affect us, including delaying the delivery of the three rigs under construction. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by SARS or other public health threats in the future, may materially impact operations and adversely affect our financial results.

The Company's business involves numerous operating hazards and it is not fully insured against all of them; the occurrence of an uninsured or unidentified event could have an adverse effect on its results and financial position.

The Company's operations are subject to the usual hazards incident to the drilling of oil and natural gas wells, including blowouts, explosions, oil spills and fires. The Company's activities are also subject to hazards peculiar to marine operations, such as collision, grounding, and damage or loss from severe weather.

All of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company insures against, or will have indemnification from customers for some, but not all, of these risks. The Company does not generally insure against loss of revenue for rigs that are damaged or destroyed. The Company's insurance contains various deductibles and limitations on coverage and deductibles. In light of the current volatility in the insurance markets and recent significant increases in rates, the Company may elect to change its insurance coverage, including by increasing deductibles, retentions and other limitations on coverage. Changes in coverage such as those would effectively increase the amount of risk against which the Company is not insured.

As a result of poor underwriting results suffered by the insurance industry over the past few years and the catastrophic events of September 11, 2001, the Company has been faced with the prospect of paying significantly higher insurance premiums and/or significantly increasing its deductibles in order to offset or mitigate premium increases. As compared with the Company's insurance obtained in the summer of 2001, its current insurance has a similar annual premium, but is subject to significantly higher deductibles. Most notably, the Company's deductible for insurance for rig physical damage increased from less than $500,000 to $10 million per occurrence, subject to a $20 million aggregate deductible. The Company may face increases in premiums or deductibles or both in the future.

The occurrence of a significant event, including terrorist acts, war, civil disturbances, pollution or environmental damage, not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations, could materially and adversely affect the Company's operations and financial condition. The Company may not be able to maintain adequate insurance in the future at rates its considers reasonable or be able to obtain insurance against certain risks, particularly in light of the instability and developments in the insurance markets following the recent terrorist attacks.

There are additional risk factors inherent in the Company's business and in the oil and gas industry as a whole, many of which are beyond the Company's control. For a discussion of these risk factors, see "Risk

Factors" under Items 1 and 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides three alternative methods of transition and disclosure requirements for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The three alternative methods available are: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, which is available only for companies adopting SFAS No. 123 prior to December 16, 2003, compensation cost is recognized for awards granted, modified or settled after the beginning of the year of adoption. The modified prospective method recognizes compensation costs from the beginning of the year of adoption as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. The retroactive restatement method provides that all periods presented are restated to reflect compensation costs as if the fair value method had been used for all grants awarded, modified or settled in fiscal years beginning after December 15, 1994. In addition to providing compensation cost recognition methods, SFAS No. 148 also requires certain disclosures, including the accounting method used for each period presented, a description of the method used to report the change in accounting principle and continuing tabular presentation of proforma net income and earnings per share effects for any awards outstanding under the intrinsic value method of Accounting Principles Board Opinion No. 25. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has reflected the disclosure provisions of SFAS No. 148 in Note 1 of Notes to the Condensed Consolidated Financial Statements, and is currently evaluating the recognition provisions of SFAS No. 148 together with an overall reconsideration of its stock-based compensation plans.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Debt and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments within the scope of SFAS 150.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and two of its subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. ("Transocean") in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the Company's two ultra-deepwater semisubmersibles under construction in Singapore infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorney's fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. The Company believes that the allegations are without merit and intends to vigorously defend the lawsuit. The Company does not expect that the matter will have an adverse effect on the Company's business or financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual general meeting of shareholders was held on May 6, 2003. At the meeting, four directors were elected, the GlobalSantaFe 2003 Long-Term Incentive Plan and the amendment and restatement of the GlobalSantaFe Employee Share Purchase Plan were approved, and the appointment of PricewaterhouseCoopers LLP as independent certified public accountants of the Company and its subsidiaries for 2003 was ratified by a vote of holders of the Company's Ordinary Shares, par value of US $.01 per share, as outlined in the Company's proxy statement relating to the meeting. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (c) all of such nominees were elected. The following numbers of votes were cast as to the director nominees: Thomas W. Cason, 198,961,913 votes for and 12,723,585 votes withheld; Jon A. Marshall, 198,612,208 votes for and 13,073,290 votes withheld; Maha A. R. Razzuqui, 190,360,971 votes for and 21,324,527 votes withheld; and Carroll W. Suggs, 198,626,582 votes for and 13,058,916 votes withheld. With respect to the approval of the GlobalSantaFe 2003 Long-Term Incentive Plan, 154,977,111 votes were cast in favor of approval, 20,837,287 votes were cast against approval and there were 343,017 abstentions. With respect to the approval of the amendment and restatement of the GlobalSantaFe Employee Share Purchase Plan, 172,761,716 votes were cast in favor of approval, 3,086,465 votes were cast against approval and there were 309,142 abstentions. With respect to the ratification of PricewaterhouseCoopers LLP as independent certified public accountants of the Company and its subsidiaries for 2003, 210,190,916 votes were cast in favor of ratification, 1,315,202 votes were cast against ratification and there were 179,380 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1     GlobalSantaFe Employee Share Purchase Plan

         10.2     GlobalSantaFe 2003 Long-Term Incentive Plan

         12.1 Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

         15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

         31.1 Chief Executive Officer's Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         31.2 Chief Financial Officer's Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         32.1 Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

        The Company submitted the following reports on Form 8-K during the quarter ended June 30, 2003:

Date of Report              Items Reported                     Financial Statements Filed
--------------              --------------                     --------------------------
April 4, 2003       Item 7, Financial Statements and                       None
                    Exhibits; and Item 9, Regulation FD
                    Disclosure

April 23, 2003      Item 7, Financial Statements and                       None
                    Exhibits; and Item 9, Regulation FD
                    Disclosure

May 2, 2003         Item 5, Other Events and Item 7,                       None
                    Financial Statements and Exhibits

May 12, 2003        Item 7, Financial Statements and                       None
                    Exhibits; and Item 9, Regulation FD
                    Disclosure

June 5, 2003        Item 7, Financial Statements and                       None
                    Exhibits; and Item 9, Regulation FD
                    Disclosure

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GLOBALSANTAFE CORPORATION
                                  (Registrant)

Dated: August 11, 2003         /s/  W. Matt Ralls
                               ------------------
                               W. Matt Ralls
                               Senior Vice President and Chief Financial Officer
                               (Duly Authorized Officer and Principal Financial
                               Officer of the Registrant)

                                INDEX TO EXHIBITS

Exhibits                     Description
--------                     -----------
  10.1    GlobalSantaFe Employee Share Purchase Plan

  10.2    GlobalSantaFe 2003 Long-Term Incentive Plan

  12.1 Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

  15.1    Letter of Independent Accountants regarding Awareness of
          Incorporation by Reference.

  31.1    Chief Executive Officer's Certification pursuant to Rule
          13a-14(a) of the Securities Exchange Act of 1934.

  31.2    Chief Financial Officer's Certification pursuant to Rule
          13a-14(a) of the Securities Exchange Act of 1934.

  32.1    Chief Executive Officer's Certification pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.

  32.2    Chief Financial Officer's Certification pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.