Form 10-Q
period 2003-09-30
GLOBALSANTAFE CORP
filed 2003-11-07
CIK 1038914

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

                For the quarterly period ended September 30, 2003

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

The number of shares of the registrant's ordinary shares, par value $.01 per share, outstanding as of October 31, 2003, was 233,443,044.


--------------------------------------------------------------------------------

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

                         TABLE OF CONTENTS TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2003

                                                                               Page

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

          Report of Independent Auditors                                        5

          Condensed Consolidated Statements of Income for the
               Three and Nine Months Ended September 30, 2003 and 2002          6

          Condensed Consolidated Balance Sheets as of
               September 30, 2003, and December 31, 2002                        7

          Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2003 and 2002                    9

          Notes to Condensed Consolidated Financial Statements                 10

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             20

      Item 3. Quantitative and Qualitative Disclosures About Market Risk       36

      Item 4. Controls and Procedures                                          36

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                               38

      Item 6. Exhibits and Reports on Form 8-K                                 38

SIGNATURE                                                                      40

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

     o our contract drilling and drilling management services revenue backlogs and the amounts expected to be realized in 2003;

     o our expectations regarding the length of time mobile assets will be operating in given locations and our resulting conclusions regarding the future tax consequences of operating in those locations;

     o the expected outcomes of a legal proceeding, its materiality, and its expected effects on our financial position and results of operations;

     o our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions;

     o our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work and dayrates in those markets;

     o the fact that we do not anticipate using ordinary shares to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures;

     o the fact that we currently do not intend to offer any securities under the S-3 registration statement;

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

     o    the anticipated effect of the required adoption of SFAS No. 148; and

any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on available industry, financial and economic data and our operating and financing plans as of that date. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from what we expect.

Factors that could cause or contribute to such differences include, but are not limited to (a) the cyclical nature of the drilling business; (b) the impact of war or other armed hostilities in the Middle East or elsewhere; (c) presently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime; (d) delays in rig construction projects due to such things as cost over-runs, supply shortages, natural disasters and work stoppages by shipyard workers; and (e) such other risk factors as may be discussed in the "Risk Factors" section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent reports filed with the U.S. Securities and Exchange Commission.

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


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of GlobalSantaFe Corporation

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income for each of the three- and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 7, 2003

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ($ in millions, except per share amounts)


                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                 --------------------------      --------------------------
                                                    2003            2002            2003            2002
                                                 ----------      ----------      ----------      ----------
Revenues:
   Contract drilling                             $    324.5      $    397.9      $  1,040.6      $  1,206.6
   Drilling management services                       128.1           113.7           351.0           291.2
   Oil and gas                                          5.5             2.8            16.9             7.0
                                                 ----------      ----------      ----------      ----------
     Total revenues                                   458.1           514.4         1,408.5         1,504.8
                                                 ----------      ----------      ----------      ----------
Expenses:
   Contract drilling                                  228.0           238.2           713.5           726.7
   Drilling management services                       122.6           106.4           339.6           272.7
   Oil and gas                                          1.5             0.7             4.1             2.5
   Depreciation, depletion and amortization            69.9            64.0           202.9           191.4
   Restructuring costs                                   --              --             2.9              --
   General and administrative                          11.5            14.4            36.4            39.3
                                                 ----------      ----------      ----------      ----------
     Total operating expenses                         433.5           423.7         1,299.4         1,232.6
                                                 ----------      ----------      ----------      ----------
     Operating income                                  24.6            90.7           109.1           272.2
Other income (expense):
   Interest expense                                   (17.0)          (14.3)          (50.8)          (42.9)
   Interest capitalized                                 7.4             5.6            26.6            13.1
   Interest income                                      2.7             3.8             8.5            12.0
   Other                                                0.8             1.7            25.0             1.3
                                                 ----------      ----------      ----------      ----------
     Total other income (expense)                      (6.1)           (3.2)            9.3           (16.5)
                                                 ----------      ----------      ----------      ----------
     Income before income taxes                        18.5            87.5           118.4           255.7
Provision for income taxes:
   Current tax provision                                7.9            17.9            32.2            43.4
   Deferred tax benefit                                (4.5)           (5.4)          (18.7)          (13.2)
                                                 ----------      ----------      ----------      ----------
     Total provision for income taxes                   3.4            12.5            13.5            30.2
                                                 ----------      ----------      ----------      ----------
Net income                                       $     15.1      $     75.0      $    104.9      $    225.5
                                                 ==========      ==========      ==========      ==========

Earnings per ordinary share:
   Basic                                         $     0.07      $     0.32      $     0.45      $     0.96
   Diluted                                       $     0.06      $     0.32      $     0.45      $     0.95


            See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)


                                                                       September 30,    December 31,
                                                                           2003             2002
                                                                       ------------     ------------
Current assets:
   Cash and cash equivalents                                           $      739.3     $      677.0
   Marketable securities                                                      124.7             59.5
   Accounts receivable, net of allowances                                     313.4            346.3
   Costs incurred on turnkey drilling projects in progress                     24.5              9.1
   Prepaid expenses                                                            47.8             49.6
   Other current assets                                                         6.6              4.1
                                                                       ------------     ------------
     Total current assets                                                   1,256.3          1,145.6
                                                                       ------------     ------------

Properties and equipment:
   Rigs and drilling equipment, less accumulated
     depreciation of $1,122.1 at September 30, 2003, and
     $926.6 at December 31, 2002                                            4,327.5          4,182.9
   Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $22.5
     at September 30, 2003, and $20.2 at December 31, 2002                      9.6             11.1
                                                                       ------------     ------------
Net properties                                                              4,337.1          4,194.0

Goodwill                                                                      383.4            386.9
Deferred income taxes                                                          16.9              0.2
Other assets                                                                  130.3             81.5
                                                                       ------------     ------------
     Total assets                                                      $    6,124.0     $    5,808.2
                                                                       ============     ============

            See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                 ($ in millions)


                                                                       September 30,     December 31,
                                                                           2003              2002
                                                                       ------------      ------------
Current liabilities:
   Accounts payable                                                    $      148.2      $      209.2
   Accrued compensation and related employee costs                             69.1              63.8
   Accrued income taxes                                                        74.7              87.2
   Accrued interest                                                            10.3               8.9
   Deferred revenue                                                            24.2              45.5
   Other accrued liabilities                                                   98.8              74.2
                                                                       ------------      ------------
     Total current liabilities                                                425.3             488.8
                                                                       ------------      ------------

Long-term debt                                                              1,190.0             925.2
Capital lease obligations                                                      38.9              16.7
Deferred income taxes                                                            --               2.7
Other long-term liabilities                                                   148.1             140.6
Commitments and contingencies (Note 4)                                           --                --

Shareholders' equity:
   Ordinary shares, $0.01 par value, 600,000,000 shares
     authorized, 233,439,042 shares and 232,889,001 shares
     issued and outstanding at September 30, 2003, and
     December 31, 2002, respectively                                            2.3               2.3
   Additional paid-in capital                                               2,960.2           2,950.1
   Retained earnings                                                        1,398.1           1,322.4
   Accumulated other comprehensive loss                                       (38.9)            (40.6)
                                                                       ------------      ------------
     Total shareholders' equity                                             4,321.7           4,234.2
                                                                       ------------      ------------
     Total liabilities and shareholders' equity                        $    6,124.0      $    5,808.2
                                                                       ============      ============

            See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------
Cash flows from operating activities:
   Net income                                                          $      104.9      $      225.5
   Adjustments to reconcile net income to net
     cash flow provided by operating activities:
     Depreciation, depletion and amortization                                 202.9             191.4
     Deferred income taxes                                                    (18.7)            (13.2)
     Decrease in accounts receivable                                           31.4              13.3
     Increase in prepaid expenses and other
       current assets                                                         (19.8)            (26.4)
     Decrease in accounts payable                                             (59.9)            (12.9)
     Increase (decrease) in accrued liabilities                                10.2             (10.3)
     (Decrease) increase in deferred revenues                                 (19.7)             24.3
     Increase (decrease) in other long-term liabilities                         5.9              (7.6)
     Other, net                                                                10.4               2.9
                                                                       ------------      ------------
       Net cash flow provided by operating activities                         247.6             387.0
                                                                       ------------      ------------
Cash flows from investing activities:
   Capital expenditures                                                      (349.0)           (358.0)
   Purchases of held-to-maturity marketable securities                       (199.6)           (263.0)
   Proceeds from maturities of held-to-maturity
     marketable securities                                                    114.3             333.1
   Purchases of available-for-sale marketable securities                      (19.2)            (18.7)
   Proceeds from maturities of available-for-sale
     marketable securities                                                      4.4                --
   Proceeds from sales of properties and equipment                              5.8              70.3
                                                                       ------------      ------------
       Net cash flow used in investing activities                            (443.3)           (236.3)
                                                                       ------------      ------------
Cash flows from financing activities:
   Dividend payments                                                          (25.1)            (22.8)
   Issuance of long-term debt, net of discount                                249.4                --
   Deferred financing costs                                                    (3.5)               --
   Lease-leaseback transaction                                                 37.0                --
   Payments on capitalized lease obligations                                   (8.3)             (1.8)
   Proceeds from issuance of ordinary shares                                    8.5              25.1
   Ordinary shares repurchased and retired                                       --             (51.4)
                                                                       ------------      ------------
       Net cash flow provided by (used in) financing activities               258.0             (50.9)
                                                                       ------------      ------------
Increase in cash and cash equivalents                                          62.3              99.8
Cash and cash equivalents at beginning of period                              677.0             578.3
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $      739.3      $      678.1
                                                                       ============      ============

            See notes to condensed consolidated financial statements.

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

GlobalSantaFe Corporation (the "Company" or "GlobalSantaFe") is an oil and gas drilling contractor, owning or operating a fleet of over 90 marine and land drilling rigs. The Company's fleet currently includes 13 floating rigs, 45 cantilevered jackup rigs (including the GSF Constellation I, which was delivered in June 2003), 31 land rigs and one platform rig. The Company has two ultra-deepwater semisubmersibles and one high-performance cantilevered jackup under construction, and it operates two semisubmersible rigs for third parties under a joint venture agreement. As of September 30, 2003, the Company or its affiliates also operated 11 platform rigs in the North Sea for third parties. Effective November 1, 2003, however, the Company discontinued its operations related to nine of these platform rigs and now continues to operate only two of these platform rigs for third parties. The Company provides oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate ("dayrate") basis. The Company also provides oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

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

The Company's independent auditors have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

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

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Had compensation cost for the Company's stock-based compensation plans been determined based on fair values as of the dates of grant in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per ordinary share would have been reported as follows:

                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                   September 30,
                                                                          2003            2002            2003            2002
                                                                       ----------      ----------      ----------      ----------
                                                                                (In millions, except per share amounts)

Net income, as reported                                                $     15.1      $     75.0      $    104.9      $    225.5
Deduct:  Total stock-based employee compensation
           expense determined under fair value-based
           method for all awards, net of related tax effects                 (8.7)           (5.3)          (24.6)          (12.2)
                                                                       ----------      ----------      ----------      ----------
Pro forma net income                                                   $      6.4      $     69.7      $     80.3      $    213.3
                                                                       ==========      ==========      ==========      ==========

Basic earnings per ordinary share - as reported                        $     0.07      $     0.32      $     0.45      $     0.96
                                  - pro forma                          $     0.03      $     0.30      $     0.34      $     0.91
Diluted earnings per ordinary share - as reported                      $     0.06      $     0.32      $     0.45      $     0.95
                                  - pro forma                          $     0.03      $     0.30      $     0.34      $     0.90

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

RESTRUCTURING COSTS

Estimated costs related to the closure of Global Marine Inc.'s former Houston, Texas, office were accrued as part of Restructuring costs in the Company's consolidated financial statements for the year ended December 31, 2001. These estimated costs were based on the assumption that this office space would be subleased to a third party. The Company was unsuccessful in subleasing this office space in 2002, and, based on management's best estimates at the time, increased its remaining liability at December 31, 2002, by $2.9 million. Based on current Houston commercial real estate market conditions, the Company now believes it is probable that it will not be able to sublease this office space before the end of the lease term. As a result, the Company accrued an additional $2.9 million in Restructuring costs during the second quarter of 2003, and has now accrued the entire liability under the lease.

As of September 30, 2003, the Company's remaining liability related to its merger-related restructuring activities totaled $19.5 million, consisting of the following: $14.8 million related to office closures and

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


consolidation of facilities, which will be relieved over the remaining terms of the various office leases ranging up to 5 1/2 years; $2.7 million related to employee separation costs, which will be paid out pursuant to the terms of various severance agreements, over terms ranging up to three years from the date of separation; and $2.0 million related to special retirement termination costs, which will be satisfied pursuant to the payment terms of the retirement plans affected.

NOTE 2 - EARNINGS PER ORDINARY SHARE

A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                 -----------------------------     -----------------------------
                                                     2003             2002             2003             2002
                                                 ------------     ------------     ------------     ------------
                                                             ($ in millions, except per share data)

Net income (numerator):                          $       15.1     $       75.0     $      104.9     $      225.5
                                                 ============     ============     ============     ============
Shares (denominator):
      Ordinary Shares - Basic                     233,244,497      234,130,648      233,147,816      234,122,287
      Add:
        Effect of employee stock-based
          compensation                              1,867,682        1,782,886        1,733,191        2,930,667
                                                 ------------     ------------     ------------     ------------
      Ordinary Shares - Diluted                   235,112,179      235,913,534      234,881,007      237,052,954
                                                 ============     ============     ============     ============
Earnings per ordinary share:
      Basic                                      $       0.07     $       0.32     $       0.45     $       0.96
      Diluted                                    $       0.06     $       0.32     $       0.45     $       0.95

The computation of diluted earnings per ordinary share for all periods presented excludes outstanding options to purchase GlobalSantaFe ordinary shares with exercise prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e., their effect would be "antidilutive"). Options to purchase a total of 19,239,037 ordinary shares and 16,133,906 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2003, respectively. Options to purchase a total of 14,700,741 ordinary shares and 8,718,677 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2002, respectively.

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

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SEGMENT INFORMATION

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                         --------------------------      --------------------------
                                            2003            2002            2003            2002
                                         ----------      ----------      ----------      ----------
                                                              ($ in millions)
Revenues from external customers:
      Contract drilling                  $    324.5      $    397.9      $  1,040.6      $  1,206.6
      Drilling management services            128.1           113.7           351.0           291.2
      Oil and gas                               5.5             2.8            16.9             7.0
                                         ----------      ----------      ----------      ----------
        Consolidated                     $    458.1      $    514.4      $  1,408.5      $  1,504.8
                                         ==========      ==========      ==========      ==========
Intersegment revenues:
      Contract drilling                  $      0.1      $      5.0      $      1.6      $      8.9
      Drilling management services              0.7             3.9             4.4             8.7
      Intersegment elimination                 (0.8)           (8.9)           (6.0)          (17.6)
                                         ----------      ----------      ----------      ----------
        Consolidated                     $       --      $       --      $       --      $       --
                                         ==========      ==========      ==========      ==========
Total revenues:
      Contract drilling                  $    324.6      $    402.9      $  1,042.2      $  1,215.5
      Drilling management services            128.8           117.6           355.4           299.9
      Oil and gas                               5.5             2.8            16.9             7.0
      Intersegment elimination                 (0.8)           (8.9)           (6.0)          (17.6)
                                         ----------      ----------      ----------      ----------
        Consolidated                     $    458.1      $    514.4      $  1,408.5      $  1,504.8
                                         ==========      ==========      ==========      ==========
Segment income:
      Contract drilling                  $     28.8      $     97.2      $    130.0      $    292.6
      Drilling management services              5.5             7.3            11.4            18.5
      Oil and gas                               3.1             1.6            10.5             2.9
                                         ----------      ----------      ----------      ----------
        Total segment income                   37.4           106.1           151.9           314.0
Restructuring costs                              --              --            (2.9)             --
Corporate expenses                            (12.8)          (15.4)          (39.9)          (41.8)
                                         ----------      ----------      ----------      ----------
        Operating income                       24.6            90.7           109.1           272.2
Other income (expense)                         (6.1)           (3.2)            9.3           (16.5)
                                         ----------      ----------      ----------      ----------
        Income before income taxes       $     18.5      $     87.5      $    118.4      $    255.7
                                         ==========      ==========      ==========      ==========

Drilling management services operating results for the three and nine months ended September 30, 2003 and 2002, were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $3.2 million and $3.4 million, respectively, for the three and nine months ended September 30, 2003, and by $2.7 million and $3.3 million, respectively, for the three and nine months ended September 30, 2002. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $0.5 million and $6.2 million, respectively for the three and nine months ended September 30, 2003 and by $3.5 million and $10.2 million, respectively, for the three and nine months ended September 30, 2002, on wells in which

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Challenger Minerals Inc. ("CMI"), a wholly-owned subsidiary of the Company, was either the operator or held a working interest. This deferred turnkey profit has been credited to the Company's full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

The Company currently has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore ("PPL") for construction of two ultra-deepwater semisubmersibles and one high-performance cantilevered jackup, with options for two additional similarly priced semisubmersibles. In June 2003, the Company took delivery of the GSF Constellation I, the first of two high-performance cantilevered jackups ordered from PPL, at a total cost of $133 million, excluding capitalized interest, capital spares, startup expenses and mobilization costs. Contractual obligations in connection with the remaining high-performance cantilevered jackup, the GSF Constellation II, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are also expected to total approximately $133 million, of which $94 million had been incurred as of September 30, 2003. Contractual obligations in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $570 million, or an average of $285 million per rig. Of the $570 million, $386 million had been incurred as of September 30, 2003.

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

CMI currently holds a 16% working interest in a development project in the North Sea. CMI's portion of the development costs of this project is expected to total approximately Pound Sterling 14.7 million ($23.4 million). Of the $23.4 million, approximately $1.9 million had been incurred as September 30,2003.

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

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The Company and two of its subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. ("Transocean") in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the Company's two ultra-deepwater semisubmersibles under construction in Singapore infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorney's fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. The Company believes that the lawsuit is without merit and intends to vigorously defend it. The Company does not expect that the matter will have a material adverse effect on the Company's business or financial position, results of operations or cash flows.

ENVIRONMENTAL MATTERS

The Company has certain potential liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state acts regulating cleanup of various hazardous waste disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

The Company has been named as a PRP in connection with a site located in Santa Fe Springs, California known as the Waste Disposal, Inc. site. The Company and other PRPs have agreed with the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") to settle their potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has not yet been entered by the court. Although the settlement is not final until the decree is entered by the court, it is likely that it will be. The parties to the settlement have entered into a participation agreement, which makes the Company liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, the consultant advising the group with respect to remediation thinks that the remediation costs will be such that the Company's share of the remaining remediation costs will be less than $800,000. There are additional potential liabilities related to the site, but these cannot be quantified, and the Company has no reason at this time to believe that they will be material.

The Company has also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. The Company and other PRPs have entered into an agreement with the EPA and the DOJ to resolve their potential liabilities. This agreement is also not final until the agreed-upon consent decree is entered by the court, but it is likely that it will be. Under the settlement, the Company is not likely to owe any substantial additional amounts for this site beyond what the Company has already paid. There are additional potential liabilities related to this site, but these cannot be quantified at this time, and the Company has no reason at this time to believe that they will be material.

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

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

CONTINGENCIES AND OTHER LEGAL MATTERS

In 1998, the Company entered into fixed-price contracts for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, which began operating in April and December 2000, respectively. Pursuant to two 20-year capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the "Lessors"), which now own the drillships and lease them to the Company. The Company has deposited with three large foreign banks (the "Payment Banks") amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million (the "Defeasance Payment"). In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases and the Lessors have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships.

The Company has interest rate risk in connection with these fully defeased financing leases for the Glomar Jack Ryan and Glomar C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, the Company will be required to

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the September 30, 2003, LIBOR rate of 3.72% were to continue over the next ten years, the Company would be required to fund an additional estimated $56.6 million during that period. Any additional payments made by the Company pursuant to the financing leases would increase the carrying value of its leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. The Company does not expect that, if required, any additional payments made under these leases would be material to its financial position, results of operations or cash flows in any given year.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

NOTE 5 - DEBT OFFERING

On February 11, 2003, the Company issued $250 million of 5% Notes due 2013 (the "5% Notes") and received cash proceeds of approximately $247.4 million after deduction for discount, underwriting fees and other related expenses. Interest on the 5% Notes is payable on February 15 and August 15 of each year beginning on August 15, 2003. No principal payments are required with respect to the 5% Notes prior to their final maturity date. The Company has exchanged the 5% Notes for registered notes having substantially identical terms.

NOTE 6 - DERIVATIVE INSTRUMENTS AND FAIR VALUE

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

In August 2003, the Company entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $100 million, effective August 2003 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to the Company's 5% Notes discussed in Note 5 above. Under the terms of these swaps, the Company has agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.247% to 0.40% on the notional amounts and the Company will receive the fixed 5.00% rate. The estimated aggregate fair value of these swaps at September 30, 2003, was an asset of $6.3 million. The Company has designated these swaps as fair-value hedges of the 5% Notes.

At September 30, 2003, the net fair value of the Company's 5% Notes due 2013 was $254.8 million compared to their carrying value of $255.7 million (net of discount), $338.6 million for the Company's 7-1/8% Notes due 2007 compared to their carrying value of $301.7 million (net of discount), $343.1 million for the Company's Zero Coupon Convertible Debentures due 2020 compared to their carrying value of $335.8 million (net of discount) and $336.3 million for the Company's 7% Notes due 2028 compared to their carrying value of $296.8 million (net of discount).

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

In September 2003, the Company's Board of Directors increased the regular quarterly cash dividend for the third quarter of 2003 to $0.05 per ordinary share from $0.0375 per ordinary share, payable to shareholders of record as of the close of business on September 30, 2003. This third quarter dividend in the amount of $11.7 million was paid on October 15, 2003.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, or variable-interest entities ("VIEs"). FIN 46 originally became effective for public entities with VIEs created before February 1, 2003, at the beginning of the first interim or annual reporting period starting after June 15, 2003. This effective date has now been deferred to the first interim or annual period ending after December 15, 2003. For VIEs created after January 31, 2003, FIN 46 was effective immediately. FIN 46 is now the guidance that determines whether consolidation is required and whether the variable-interest accounting model must be used to account for existing and new entities. The Company does not currently have any material VIEs within the scope of FIN 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective

                   GLOBALSANTAFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations, financial position or cash flows.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, entered into or modified after May 31, 2003, and otherwise was effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a leading oil and gas drilling contractor, owning or operating a high quality, technologically advanced fleet of over 90 marine and land drilling rigs. The Company's fleet currently includes 13 floating rigs, 45 cantilevered jackup rigs (including the high-performance jackup, GSF Constellation I, which was delivered in June 2003), 31 land rigs and one platform rig. The Company has two ultra-deepwater semisubmersibles and one high-performance jackup under construction. The Company also operates two semisubmersible rigs for third parties under a joint venture agreement. As of September 30, 2003, the Company or its affiliates operated 11 platform rigs in the North Sea for third parties. Effective November 1, 2003, however, the Company discontinued its operations related to nine of these platform rigs and the Company will continue to operate only two of these platform rigs for third parties. The Company intends to exit its platform rig operations, which have historically not had a material effect on the Company's consolidated operating results. The Company provides oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate ("dayrate") basis. The Company also provides oil and gas drilling management services on either a dayrate or completed-project, fixed-price ("turnkey") basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These policies, estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of the critical accounting policies and estimates that the Company uses in the preparation of its condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to these policies during the nine months ended September 30, 2003.

OPERATING RESULTS

SUMMARY

Data relating to the Company's operations by business segment follows (dollars in millions):

                                         Three Months Ended                             Nine Months Ended
                                           September 30,                                  September 30,
                                     -------------------------      Increase /      -------------------------      Increase /
                                        2003           2002         (Decrease)         2003           2002         (Decrease)
                                     ----------     ----------      ----------      ----------     ----------      ----------
Revenues:
    Contract drilling                $    324.6     $    402.9             (19)%    $  1,042.2     $  1,215.5             (14)%
    Drilling management services          128.8          117.6              10%          355.4          299.9              19%
    Oil and gas                             5.5            2.8              96%           16.9            7.0             141%
    Less:  Intersegment revenues           (0.8)          (8.9)            (91)%          (6.0)         (17.6)            (66)%
                                     ----------     ----------                      ----------     ----------
                                     $    458.1     $    514.4             (11)%    $  1,408.5     $  1,504.8              (6)%
                                     ==========     ==========                      ==========     ==========

Operating income:
    Contract drilling                $     28.8     $     97.2             (70)%    $    130.0     $    292.6             (56)%
    Drilling management services            5.5            7.3             (25)%          11.4           18.5             (38)%
    Oil and gas                             3.1            1.6              94%           10.5            2.9             262%
    Restructuring costs                      --             --             N/A            (2.9)            --             N/A
    Corporate expenses                    (12.8)         (15.4)            (17)%         (39.9)         (41.8)             (5)%
                                     ----------     ----------                      ----------     ----------
                                     $     24.6     $     90.7             (73)%    $    109.1     $    272.2             (60)%
                                     ==========     ==========                      ==========     ==========

Operating income for the third quarter of 2003 decreased by $66.1 million to $24.6 million from $90.7 million for the third quarter of 2002, due primarily to lower utilization and dayrates for the Company's drilling fleet. Operating income was also lower due to lower turnkey drilling activity within the Company's drilling management services segment, along with lower margins realized on certain of the Company's North Sea turnkey projects. These factors were partially offset by higher average natural gas prices and production and lower corporate expenses.

Operating income for the nine months ended September 30, 2003, decreased by $163.1 million to $109.1 million from $272.2 million for the comparable period in 2002 due primarily to lower utilization and dayrates for the Company's drilling fleet, a lower contribution from the drilling management services segment and an increase in the Company's restructuring liability as described below. These factors were partially offset by higher average natural gas prices and production and lower corporate expenses.

Estimated costs related to the closure of Global Marine Inc.'s former Houston, Texas, office were accrued as part of Restructuring costs in the Company's consolidated financial statements for the year ended December 31, 2001. These estimated costs were based on the assumption that this office space would be subleased to a third party. Based on current Houston commercial real estate market conditions, the Company now believes it is probable that it will not be able to sublease this office space before the end of the lease term. As a result, the Company accrued an additional $2.9 million in Restructuring costs during the second quarter of 2003, and has now accrued its entire liability under the lease.

The Company's contract drilling backlog at September 30, 2003, totaled approximately $824 million, of which approximately $244 million is expected to be realized during the remainder of 2003. Contract drilling backlog at December 31, 2002, was $1.2 billion.

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

North Sea. The Company's North Sea fleet currently includes four semisubmersibles, four cantilevered heavy-duty harsh environment ("HDHE") jackups, three cantilevered jackups and a platform rig. As of September 30, 2003, the Company or its affiliates also operated 11 platform rigs in the North Sea for third parties. Effective November 1, 2003, however, the Company discontinued its operations related to nine of these rigs and the Company will continue to operate only two of these platform rigs for third parties. The Company intends to exit its platform rig operations, which have historically not had a material effect on the Company's consolidated operating results.

The North Sea semisubmersible rig market continues to be impacted by significant overcapacity. Industry utilization rates for semisubmersibles have dropped in 2003 from 71% in the second quarter to 49% in the third quarter. Two of the Company's four semisubmersibles in this market are contracted into the fourth quarter of 2003, and two semisubmersibles are cold-stacked (i.e., the rig is removed from service and the crew is released, in anticipation of a prolonged period before the rig reenters service). The Company expects utilization rates for semisubmersible rigs in the North Sea to remain weak or deteriorate over the fall and winter months.

The medium-term prospects for the HDHE jackup rig market in the North Sea show signs of improvement. Several programs have been announced to commence in the fourth quarter of this year and the first quarter of 2004, with some possibility for additional work beginning in the middle of 2004, which could result in strengthening of this market sector. The Company recently was successful in securing a term contract for an HDHE unit which will extend into the fourth quarter 2004. The work is scheduled to commence in November 2003 with the GSF Galaxy I, pending availability of the GSF Galaxy III, which will replace the GSF Galaxy I and complete the program. The GSF Magellan completed its current contract assignment in September 2003 and is undergoing scheduled repair and the remaining HDHE jackup, GSF Monarch, continues under a long-term contract into late 2004.

The standard specification jackups, GSF Labrador and GSF Adriatic XI, continue under contract into the fourth quarter of 2003, and the Britannia continues under a long-term contract into late 2004. The Company's platform rig is under contract through the end June of 2004.

U.S. Gulf of Mexico. The Company currently operates ten cantilevered jackups and two semisubmersibles in the U.S. Gulf of Mexico rig market. With the mobilization of a number of jackups to other markets, the supply and demand outlook for jackups is improving, although this market continues to be characterized by short-term contracts. During the third quarter of 2003, the Company experienced increased utilization of its jackup rig fleet in the U.S. Gulf of Mexico with the exception of one of its jackups which was undergoing planned maintenance. The industry utilization rate for all jackups in the area increased from 75% to 77.5% for the same period. Dayrates for the Company's jackups are expected to continue to increase during the fourth quarter from third quarter levels.

Although the current industry utilization rate for semisubmersibles in the U.S. Gulf of Mexico has decreased from 63% in the second quarter to 57.5% in the third quarter, the Company was successful in securing contracts for its two semisubmersibles. Following an approximate 35 day idle period during the third quarter, the GSF Arctic I commenced a one well commitment with an option which will expire late in the fourth quarter of 2003 or early in the first quarter of 2004 followed by another commitment that begins in the first quarter of 2004. The GSF Celtic Sea experienced full utilization during the third quarter of 2003 and is expected to complete its current contract during the fourth quarter of 2003 or the first quarter of 2004. The unit is being marketed for other work in the Gulf of Mexico and West Africa. The U.S. Gulf of Mexico market for semisubmersibles is expected to remain weak through the first half of 2004.

Ultra-deepwater drillship market. The Company currently operates three drillships in the ultra-deepwater market. Two are under contract in the U.S. Gulf of Mexico and one is under contract offshore Mauritania, Africa. The worldwide ultra-deepwater market is oversupplied and numerous units in this class have contracts expiring in 2003 and 2004. Most of the original contracts for these units were for terms of three to five years, and the Company believes that as these contracts expire, the market for these rigs will shift to shorter-term contracts, sometimes for a single well. This shift will likely expose these rigs to lower average dayrates and periods of idle time between contracts and could result in the stacking of one or more of these rigs.

During the second quarter of 2003, the Company was successful in securing an extension to the contract for the Glomar C.R. Luigs until the first quarter of 2004. The Glomar Jack Ryan contract in Mauritania is expected to be completed in the fourth quarter of 2003. The Company is pursuing several prospects for this unit commencing late in the fourth quarter of 2003 in West Africa and the U.S. Gulf of Mexico. During the third quarter of 2003 the contract for the Glomar Explorer was extended to late into the fourth quarter of 2003. The Company is currently pursuing prospects for this unit commencing in the first quarter of 2004, in the U.S. Gulf of Mexico and elsewhere. If the Company believes that it is facing extended idle time on any of its ultra-deepwater units, it will consider cold-stacking the unit.

West Africa. The Company currently operates two semisubmersibles and nine cantilevered jackup rigs in this market. The West Africa jackup market continues to be heavily influenced by the level of rig demand in Nigeria, traditionally the area with the largest concentration of rigs in this market. Utilization continued to decrease during the third quarter of 2003 mainly due to rigs coming off contracts in Nigeria due to operators experiencing funding difficulties with their partner, the Nigerian national oil company. The Company currently expects that the jackup market in West Africa will remain flat until the supply and demand return to a more balanced condition in Nigeria. The Company's utilization rate for its nine cantilevered jackup rigs declined from 93% during the second quarter of 2003 to 69% during the third quarter, while industry utilization rates for jackups in West Africa decreased from 87% during the second quarter of 2003 to 73% during the third quarter. Both of the Company's semisubmersibles in this market are contracted through 2003.

Middle East and Mediterranean. The Company currently operates six cantilevered jackups in the Middle East region, three cantilevered jackups in the Mediterranean region offshore North Africa and has a moored drillship cold-stacked in Malta. All nine of the Company's jackups in the Middle East and Mediterranean regions are contracted for the balance of 2003, and six of the nine jackups are contracted through the first quarter of 2004.

Southeast Asia. The Company currently operates seven cantilevered jackups in this market. The recently constructed GSF Constellation I commenced a multi-well contract in August and has encountered difficulty in positioning near a platform due to seabed conditions. The client has given notice of termination of the contract and may contest its obligation to pay what it owes the Company. The

Company is owed approximately $7 million, including approximately $3.5 million accrued as of September 30, 2003, and believes that it has a strong contractual position. Of the remaining six jackups, two completed upgrades during the third quarter of 2003 and have returned to work, three are contracted into 2004 and the remaining jackup is currently working on a multi-well program that is anticipated to be extended into 2004. Although utilization in this region has remained high, the Company has observed a reduction in dayrates with recent contracts. The Company anticipates that utilization will remain constant in the region into 2004.

Other. The Company currently operates one semisubmersible and one HDHE jackup offshore eastern Canada. The semisubmersible commenced a two-year contract in July 2003. The jackup is under contract until the fourth quarter of 2003 and is being marketed in Canada as well as outside Canada. In Trinidad and Tobago, the Company recently commenced a new contract for the GSF Adriatic VII after completion of an upgrade project. The GSF Monitor was mobilized to Trinidad and Tobago from the North Sea and will commence a six well (estimated 330 days) contract in the fourth quarter of 2003.

Land drilling fleet. The Company owns 31 land drilling rigs, with 19 of these located in the Middle East (12 rigs in Kuwait, four in Saudi Arabia and three in Oman), four in Egypt and eight in Venezuela. Seven of the Company's 12 land rigs in Kuwait are currently operating and five are idle. Of the seven that are operating, five are contracted into the third quarter of 2004. The Company was recently successful in securing new contracts for three of the four land rigs in Saudi Arabia, all of which operated throughout the third quarter of 2003. The new contracts will expire in the fourth quarter of 2004 and first quarter of 2005. The Company expects its four land rigs in Egypt to be fully utilized for the balance of 2003. In Oman, the Company secured new four year term contracts for two of its three land rigs. Although the Company is currently negotiating future prospects for work for certain of its rigs in the Venezuelan market, all of its eight land rigs located in Venezuela are currently idle.

FUTURE MARKET FOR NEWBUILDS

The second high-performance jackup, GSF Constellation II, and the GSF Development Driller I, the first of two ultra-deepwater semisubmersibles under construction, are scheduled for delivery near the end of the first quarter of 2004 and in the second quarter of 2004, respectively. The GSF Development Driller II, the second of the two ultra-deepwater semisubmersibles, is scheduled for delivery near the end of the first quarter of 2005. Although the Company has options for construction of additional ultra-deepwater semisubmersible units beyond the two under construction, it does not intend to exercise these options. The Company's ability to obtain contracts for its newbuild rigs and the terms of such contracts will depend on market conditions.

CONTRACT DRILLING OPERATIONS

Data with respect to the Company's contract drilling operations follows (dollars in millions, except average revenues per day):

                                           Three Months Ended                              Nine Months Ended
                                             September 30,                                   September 30,
                                       --------------------------      Increase/       -------------------------      Increase/
                                          2003            2002         (Decrease)         2003           2002         (Decrease)
                                       ----------      ----------      ----------      ----------     ----------      ----------
Contract drilling revenues
  by area: (1)
    U.S. Gulf of Mexico                $     67.8      $     72.2              (6)%    $    224.3     $    260.3             (14)%
    North Sea                                63.7           116.0             (45)%         204.5          358.8             (43)%
    West Africa                              59.9            54.7              10%          191.5          151.9              26%
    Southeast Asia                           36.0            32.1              12%          109.9           80.5              37%
    Middle East                              35.6            51.3             (31)%         106.2          158.2             (33)%
    North Africa                             24.2            15.0              61%           75.7           38.7              96%
    South America                             2.3            21.3             (89)%          14.5           81.8             (82)%
    Other                                    35.1            40.3             (13)%         115.6           85.3              36%
                                       ----------      ----------      ----------      ----------     ----------      ----------
                                       $    324.6      $    402.9             (19)%    $  1,042.2     $  1,215.5             (14)%
                                       ==========      ==========      ==========      ==========     ==========      ==========

Average marine rig utilization
  by area:
    U.S. Gulf of Mexico                        94%             81%             16%             94%            88%              7%
    North Sea                                  74%             87%            (15)%            73%            88%            (17)%
    West Africa                                68%             89%            (24)%            82%            85%             (3)%
    Southeast Asia                             82%             84%             (2)%            85%            76%             12%
    Middle East                               100%            100%             --%            100%           100%             --%
    North Africa                               70%            100%            (30)%            81%            86%             (6)%
    South America                              16%            100%            (84)%            72%           100%            (28)%
    Other                                      93%             94%             (1)%            75%            97%            (23)%

Total average rig utilization:
    Marine rigs                                81%             88%                             84%            88%
    Land rigs                                  54%             63%                             53%            71%

Average revenues per day:                      (2)
    Marine rigs                        $   64,300      $   72,700                      $   67,000     $   72,600
    Land rigs                          $   16,600      $   18,100                      $   16,700     $   17,400

----------

(1)  Includes revenue earned from affiliates.

(2) Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of platform operations and reimbursed expenses, of $19.3 million and $70.7 million, respectively, for the three and nine months ended September 30, 2003, and $31.4 million and $97.8 million, respectively, for the comparable prior year periods.

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Contract drilling revenues decreased $78.3 million to $324.6 million for the third quarter of 2003 compared to $402.9 million for the 2002 third quarter. Lower dayrates for the Company's marine drilling fleet accounted for approximately $35.8 million of this decrease and lower marine utilization accounted for approximately $29.9 million. These decreases were due primarily to lower utilization and dayrates for the Company's North Sea drilling fleet, lower utilization in West Africa, lower dayrates and utilization for the drillship Glomar Jack Ryan, which completed its drilling contract in Australia in July 2003, lower dayrates for the Company's drillship Glomar C R Luigs operating in the U.S. Gulf of Mexico, and lower utilization for the jackup GSF Key Singapore, which was idle during most of the third quarter of 2003 for planned upgrades. These decreases were offset in part by increases in utilization and dayrates for the Company's jackup fleet in the U.S. Gulf of Mexico and higher utilization for the jackup GSF Rig 136 and the semisubmersible GSF Arctic I, which were idle for substantially all of the third quarter of 2002.

Lower utilization of the Company's land drilling fleet accounted for an additional $9.5 million of the decrease in contract drilling revenues. Approximately $5.6 million of this decrease was due to three of the Company's land rigs in the Middle East, Rig 174, Rig 171 and Rig 146, which were idle through substantially all of the third quarter of 2003.

The mobilization of marine rigs between the geographic areas shown below also affected each area's revenues and utilization noted in the table above. These mobilizations were as follows:

                                                                                             Completion
        Rig                  Rig Type                  From                   To                Date
-------------------    -------------------      ------------------     ------------------    ----------

Glomar Jack Ryan       Drillship                U.S. Gulf of Mexico    South America         Mar-02
Glomar Jack Ryan       Drillship                South America          U.S. Gulf of Mexico   May-02
Glomar Jack Ryan       Drillship                U.S. Gulf of Mexico    Other (Australia)     Oct-02
GSF Labrador           Cantilevered Jackup      South America          North Sea             May-02
GSF Baltic             Cantilevered Jackup      South America          West Africa           Jul-02
Glomar Grand Banks     Semisubmersible          North Sea              Other (Canada)        Jul-02
Glomar Adriatic III    Cantilevered Jackup      South America          U.S. Gulf of Mexico   Aug-02
GSF Adriatic VI        Cantilevered Jackup      North Sea              West Africa           Nov-02
GSF Rig 135            Semisubmersible          North Sea              West Africa           Jan-03
GSF Adriatic IV        Cantilevered Jackup      U.S. Gulf of Mexico    North Africa          Mar-03
Glomar Jack Ryan       Drillship                Other (Australia)      West Africa           Aug-03

Contract drilling operating expenses before intersegment eliminations decreased by $14.8 million, or 6.0%, in the third quarter of 2003 as compared to the third quarter of 2002 due primarily to lower insurance expense and lower reimbursable expenses. Insurance expense decreased primarily as a result of a premium rebate recognized in the third quarter of 2003 related to the Company's 2002 - 2003 policy year, along with lower premiums incurred as part of the renewal of the Company's insurance program. The Company renewed its insurance program in July 2003 with significantly higher deductibles which resulted in lower premiums (see "Liquidity and Capital Resources - Risk Factors."). Contract drilling depreciation expense increased by $5.2 million due primarily to upgrades on several marine rigs during 2002 and the addition of the GSF Constellation I, which was placed in service in August 2003.

Contract drilling operating income and margin decreased to $28.8 million and 9%, respectively, for the third quarter of 2003 from $97.2 million and 24%, respectively, for the third quarter of 2002, due primarily to lower rig utilization and dayrates as discussed above.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Contract drilling revenues decreased by $173.3 million to $1,042.2 million for the nine months ended September 30, 2003, compared to $1,215.5 million for the nine months ended September 30, 2002. Lower dayrates and utilization for the Company's marine drilling fleet accounted for $68.7 million and $63.1 million, respectively, of this decrease and lower utilization for the Company's land rigs accounted for $31.5 million. The decreases attributable to the marine drilling fleet were due primarily to lower dayrates and utilization in the North Sea, West Africa and the Middle East, lower dayrates for the semisubmersible GSF Arctic I in the U.S. Gulf of Mexico and lower utilization of the Glomar Grand Banks, which was idle for a substantial portion of 2003. These decreases in marine drilling revenues were offset in part by increases in utilization and dayrates for the Southeast Asia and U.S. Gulf of Mexico jackup fleets.

Contract drilling operating expenses before intersegment eliminations decreased by $18.4 million, or 2.5%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, due primarily to decreases in reimbursable expenses and repair and maintenance expense. The decrease in repairs and maintenance expense was due to repair projects performed on several of the Company's marine rigs in 2002, offset in part by repair projects on the Glomar Grand Banks and the GSF Arctic II (formerly the Maersk Jutlander) in 2003. Contract drilling depreciation expense increased by $9.8 million due primarily to upgrades on several of the Company's marine rigs during 2002 and the addition of the GSF Constellation I, which was placed into service in August 2003.

The Company's operating income and margin for contract drilling operations decreased to $130.0 million and 12.5%, respectively, for the nine months ended September 30, 2003, from $292.6 million and 24.1%, respectively, for the comparable period of 2002, due primarily to lower rig utilization and dayrates as discussed above.

As of November 1, 2003, 14 of the Company's marine rigs were located in the U.S. Gulf of Mexico, 12 were located in the North Sea, 12 were offshore West Africa, seven were in Southeast Asia, six were in the Middle East, three were offshore North Africa, two were off the east coast of Canada, two were offshore Trinidad and Tobago and one was cold-stacked in Malta.

As of November 1, 2003, 19 of the Company's 31 land rigs were located in the Middle East, eight were in South America and four were in North Africa.

As of November 1, 2003, 52 of the Company's 59 marine rigs and 16 of the Company's 31 land rigs were either committed or under contract.

DRILLING MANAGEMENT SERVICES

Three Months Ended September 30, 2003, Compared to Three Months September 30,
2002

Drilling management services revenues increased by $11.2 million to $128.8 million in the third quarter of 2003 from $117.6 million in the comparable 2002 quarter. The increase in revenues consisted primarily of $25.2 million attributable to a net increase in reimbursable and other revenues and $6.0 million attributable to higher average revenues per turnkey project, partly offset by a $20.0 million decrease attributable to a decrease in the number of turnkey projects performed. The Company completed 20 turnkey projects in the third quarter of 2003 (16 wells drilled and four well completions) as compared to 26 turnkey projects in the third quarter of 2002 (21 wells drilled and five well completions).

Drilling management services operating income and margin, however, decreased to $5.5 million and 4.3%, respectively, in the third quarter of 2003 from $7.3 million and 6.2%, respectively, in the third quarter of 2002, due primarily to lower margins achieved on turnkey projects in the North Sea, along with a decrease in the total number of turnkey projects performed. The increase in reimbursable revenues discussed above represents reimbursements received from customers for certain "out of pocket" expenses incurred by the Company and, therefore, had no effect on operating income.

Results for the third quarters of 2003 and 2002 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $3.2 million and $2.7 million, respectively, for the three months ended September 30, 2003 and 2002. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $0.5 million and $3.5 million, respectively for the quarters ended September 30, 2003 and 2002, on wells in which Challenger Minerals Inc. ("CMI"), a wholly-owned subsidiary of the Company, was either the operator or held a working interest. This deferred turnkey profit has been credited to the Company's full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Drilling management services revenues increased by $55.5 million to $355.4 million for the nine months ended September 30, 2003, from $299.9 million in the comparable 2002 period. This increase in revenues consisted primarily of $42.6 million attributable to a net increase in reimbursable and other revenues and $22.2 million attributable to an increase in the number of turnkey projects performed, partly offset by a $9.3 million decrease attributable to lower average revenues per turnkey project. The Company completed 81 turnkey projects in the nine months ended September 30, 2003, (61 wells drilled and 20 well completions) as compared to 72 turnkey projects in the comparable period of 2002 (59 wells drilled and 13 well completions).

Drilling management services operating income and margin, however, decreased to $11.4 million and 3.2%, respectively, for the nine months ended September 30, 2003, from $18.5 million and 6.2%, respectively, in the same period in 2002, due primarily to lower margins achieved on turnkey wells drilled in 2003. The lower margins in 2003 resulted from losses totaling $7.6 million on seven of the 81 turnkey projects completed in the nine months ended September 30, 2003, compared to losses totaling $3.0 million on six of the 72 turnkey projects completed in the comparable period of 2002. Operating income for the 2002 period also includes $1.5 million of revenue earned in the first quarter of 2002 related to a turnkey well drilled in the North Sea in December 2000, in which the Company was entitled to additional payments based on cumulative production from the well.

Results for the nine months ended September 30, 2003 and 2002 were also favorably affected by downward revisions to cost estimates of wells completed in prior periods totaling $3.4 million and $3.3 million, respectively, offset by the deferral of turnkey drilling profit totaling $6.2 million and $10.2 million, respectively, related to wells in which CMI was either the operator or held a working interest.

OTHER INCOME AND EXPENSE

General and administrative expenses decreased to $11.5 million for the third quarter of 2003 from $14.4 million for the third quarter of 2002 due primarily to lower management bonus accruals and professional fees, which also accounted for the comparable decrease in general and administrative expenses for the nine months ended September 30, 2003, compared to the same period in 2002.

Interest expense increased to $17.0 million and $50.8 million, respectively, for the three and nine months ended September 30, 2003, compared to $14.3 million and $42.9 million, respectively for the same periods in 2002, due primarily to the issuance of the 5% Notes on February 11, 2003, as discussed in "Liquidity and Capital Resources - Financing and Investing Activities," offset in part by the effects of fixed-for-floating interest rate swaps on a portion of the Company's long-term debt.

The Company capitalized $7.4 million and $26.6 million, respectively, of interest costs for the three and nine months ended September 30, 2003, compared to $5.6 million and $13.1 million, respectively, for the comparable prior year periods in connection with the Company's rig expansion program as discussed in "Liquidity and Capital Resources - Financing and Investing Activities."

Interest income decreased to $2.7 million and $8.5 million for the three and nine months ended September 30, 2003, respectively, from $3.8 million and $12.0 million for the comparable 2002 periods, as a result of lower interest rates earned in 2003 on the Company's cash, cash equivalents and marketable securities balances, offset in part by an increase in cash and cash equivalents balances in connection with the issuance of the 5% Notes noted above.

Other income totaled $25.0 million for the nine months ended September 30, 2003, due primarily to $22.3 million awarded to the Company in 2003 as a result of the settlement of claims filed in 1993 with the United Nations Compensation Commission ("UNCC") for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures.

INCOME TAXES

The Company's effective income tax rates for financial reporting purposes were approximately 18.4% and 11.4%, respectively, for the three and nine months ended September 30, 2003, as compared to 14.3% and 11.8%, respectively, for the same periods in 2002. The rate for the nine months ended September 30, 2003, was reduced by the effect of the $22.3 million UNCC settlements discussed above, partially offset by a $3.0 million additional tax provision resulting from adjustments to estimated taxes previously accrued to actual taxes assessed.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF LIQUIDITY

The Company's primary sources of liquidity are its cash and cash equivalents, marketable securities and cash generated from operations. As of September 30, 2003, the Company had $864.0 million of cash, cash equivalents and marketable securities, all of which was unrestricted. The Company had $736.5 million in cash, cash equivalents and marketable securities at December 31, 2002, all of which was unrestricted. Cash generated from operating activities totaled $247.6 million and $387.0 million for the nine months ended September 30, 2003 and 2002, respectively.

In September 2003, the Company filed a registration statement on Form S-3 with the U. S. Securities and Exchange Commission under which the Company may offer to sell from time to time any combination of the following securities: (i) unsecured debt securities consisting of notes, debentures or other evidences of indebtedness, (ii) ordinary shares, par value $0.01 per share, (iii) preference shares, (iv) depositary shares, (v) warrants and (vi) securities purchase contracts and units, for an aggregate initial public offering price not to exceed $1.0 billion. The Company intends to use the net proceeds from any offerings under this registration statement for general corporate purposes, including repayment or refinancing of debt, acquisitions, working capital, capital expenditures and repurchases and redemptions of securities. The Company does not have any current plans to offer any securities under this registration statement.

FINANCING AND INVESTING ACTIVITIES

The Company has definitive contracts with PPL Shipyard PTE, Ltd. of Singapore ("PPL") for construction of two ultra-deepwater semisubmersibles and one high-performance jackup, with options for up to two additional similarly priced semisubmersibles. The Company does not intend to exercise these options. In June 2003, the Company took delivery of the GSF Constellation I, the first of two high-performance jackups ordered from PPL, at a total cost of $133 million, excluding an estimated $19 million of capitalized interest, capital spares, startup expenses and mobilization costs. Estimated cash outlays in connection with the construction of the remaining high-performance jackup, the GSF Constellation II, excluding capitalized interest, startup costs, capital spares and mobilization costs, are also expected to total approximately $133 million. Of the $133 million for the GSF Constellation II, $94 million had been incurred as of September 30, 2003. A total of approximately $64 million is expected to be incurred in 2003, including approximately $49 million incurred during the nine months ended September 30, 2003, and an additional $24 million is expected to be incurred in 2004. Estimated cash outlays in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, startup costs, capital spares and mobilization costs, are expected to total approximately $570 million, or an average of $285 million per rig. Of the $570 million, $386 million had been incurred as of September 30, 2003. A total of approximately $169 million is expected to be incurred in 2003, including $89 million incurred during the nine months ended September 30, 2003, and an additional $104 million is expected to be incurred in 2004. The GSF Constellation II and the first of two ultra-deepwater semisubmersibles, the GSF Development Driller I, are expected to be delivered around the end of the first quarter of 2004 and in the second quarter of 2004, respectively. The second ultra-deepwater semisubmersible, the GSF Development Driller II, is expected to be delivered near the end of the first quarter of 2005. The Company expects to fund the construction and startup of these rigs from its existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

None of the three vessels that the Company currently has under construction has secured a contract for deployment upon completion. The Company's ability to obtain contracts for its newbuild rigs and the terms of such contracts will depend on market conditions. The Company is actively marketing the GSF Development Driller I, the GSF Development Driller II and the GSF Constellation II.

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

On February 11, 2003, the Company issued $250 million of 5% Notes due 2013 (the "5% Notes") and received cash proceeds of approximately $247.4 million after deduction for discount, underwriting fees and other related expenses. The Company currently has no specific application for the funds other than for general corporate purposes, and, pending their use, the net proceeds are invested in short-term investments. Interest on the 5% Notes is payable on February 15 and August 15 of each year beginning on August 15, 2003. No principal payments are required with respect to the 5% Notes prior to their final maturity date. The Company has exchanged the 5% Notes for registered notes having substantially identical terms.

Other significant financing and investing activities during the nine months ended September 30, 2003, were as follows:

     o Paid quarterly dividends of $7.6 million ($0.0325 per ordinary share) in January 2003 for the fourth quarter of 2002, $8.7 million ($0.0375 per ordinary share) in April 2003 for the first quarter of 2003, and $8.8 million ($0.0375 per ordinary share) in July 2003 for the second quarter of 2003.

     o Announced in September 2003 that the Company's Board of Directors increased the regular quarterly cash dividend for the third quarter of 2003 to $0.05 per ordinary share from $0.0375 per ordinary share. The dividend in the amount of $11.7 million was paid on October 15, 2003, to shareholders of record as of the close of business on September 30, 2003.

During the third quarter of 2003, the Company also funded $38.0 million of accrued pension liabilities related to the Company's various pension plans.

The Company's debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders' equity and total debt, was 22.3% at September 30, 2003, compared to 18.2% at December 31, 2002. The Company's total debt includes the current portion of its capitalized lease obligations, which totaled $9.8 million and $1.8 million at September 30, 2003, and December 31, 2002, respectively.

CASH FLOWS

For the nine months ended September 30, 2003, cash flow provided by operating activities totaled $247.6 million. An additional $249.4 million was provided from the issuance of the 5% Notes, net of discount, $30.5 million was received in connection with the lease-leaseback of the Britannia jackup (net of the initial lease payment), $8.5 million was provided from the issuance of ordinary shares in connection with the Company's stock-based compensation plans, and $5.8 million was provided from the sales of properties and equipment. From the $541.8 million sum of cash inflows, $349.0 million was used for capital expenditures, $100.1 million was used to purchase marketable securities (net of maturities), $25.1 million was used for dividend payments, $3.5 million was used to pay financing costs in connection with the 5% Notes and the Britannia jackup lease-leaseback and $1.8 million was paid pursuant to the Company's capitalized lease obligation related to the Glomar Explorer drillship.

For the nine months ended September 30, 2002, cash flow provided by operating activities totaled $387.0 million. An additional $70.3 million was provided from the sales of properties and equipment, including $35.0 million of funds received in the first quarter of 2002 in connection with the sale of the Glomar Beaufort Sea I in 2001, $25.1 million was provided from the issuance of ordinary shares in connection with the Company's stock-based compensation plans, and $51.4 million was provided from maturities of marketable securities (net of purchases). From the $533.8 million sum of cash inflows, $358.0 million was used for capital expenditures, $51.4 million was used to repurchase and retire the Company's ordinary shares in connection with the Company's share repurchase program discussed below in "Future Cash Requirements," $22.8 million was used for dividend payments and $1.8 million was paid pursuant to the Company's capitalized lease obligation related to the Glomar Explorer drillship.

FUTURE CASH REQUIREMENTS

As of September 30, 2003, the Company had total long-term debt and capital lease obligations, including the current portion of its capital lease obligations, of $1,238.7 million and shareholders' equity of $4,321.7 million. Long-term debt consisted of $335.8 million (net of discount) Zero Coupon Convertible Debentures due 2020, $301.7 million (net of discount) 7 1/8% Notes due 2007, $296.8 million (net of discount) 7% Notes due 2028, $255.7 (net of discount) 5% Notes due 2013 and capitalized lease obligations, including the current portion, totaling $48.7 million. The Company was in compliance with its debt covenants at September 30, 2003.

Annual interest on the 7 1/8% Notes is $21.4 million, payable semiannually each March and September. Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. Annual interest on the 5% Notes issued in February 2003 is $12.5 million, payable semiannually each February and August, beginning August 15, 2003. No principal payments are due under any of the three issues until the maturity date.

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

In August 2002, the Company's Board of Directors authorized the Company to repurchase up to $150 million of its ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the nine months ended September 30, 2003. At September 30, 2003, $98.6 million of this authorized amount remained available for future purchases.

CMI currently holds a 16% working interest in a development project in the North Sea. CMI's portion of the development costs of this project is expected to total approximately Pound Sterling14.7 million ($23.4 million). A total of approximately $13.5 million is expected to be incurred in 2003, including $1.9 million incurred during the nine months ended September 30, 2003, and an additional $9.9 million is expected to be incurred in 2004.

Total capital expenditures for 2003 are currently estimated to be approximately $515 million, including $266 million in connection with the construction of the four newbuild marine rigs, $114 million for major upgrades to the marine fleet, $81 million for expenditures required to maintain the Company's fleet in accordance with its operating standards, $35 million for capitalized interest and $19 million for other capital expenditures.

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

The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures and debt service, from its existing cash, cash equivalents and marketable securities balances and future cash flow from operations.

RISK FACTORS

Severe Acute Respiratory Syndrome.

SARS is a highly communicable disease, outbreaks of which occurred earlier in 2003 in Southeast Asia and other parts of the world in which the Company operates. Travel restrictions and quarantines imposed primarily in Southeast Asia posed some interference with the Company's operations during 2003. Scientists are predicting that SARS may reappear during the flu season. The reappearance of SARS could adversely impact the global economy, the worldwide demand for oil and natural gas and the level of demand for the Company's services. SARS or other public health threats could also bring about quarantines of personnel, the inability to access the Company's offices or rigs, or restrictions on travel to or through countries in which the Company operates. These restrictions could curtail the Company's ability to operate its rigs. The SARS outbreak earlier in 2003 was most severe in Southeast Asia where the Company currently operates seven jackup rigs and maintains offices (in Indonesia, Malaysia, Thailand, Vietnam and Myanmar). The Company also has two deepwater semisubmersible rigs and a premium jackup rig under construction in Singapore. Any quarantine of personnel or inability to access the Company's offices or rigs could adversely affect the Company's operations, including delaying the delivery of the three rigs under construction. Travel restrictions or operational problems in any part of the world in which the Company operates, or any reduction in the demand for drilling services caused by SARS or other public health threats in the future, may materially impact operations and adversely affect the Company's financial results.

The Company's business involves numerous operating hazards and it is not fully insured against all of them; the occurrence of an uninsured or unidentified event could have an adverse effect on its results of operations, financial position, and cash flows.

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

The occurrence of a significant event, including terrorist acts, war, civil disturbances, pollution or environmental damage, not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations, could materially and adversely affect the Company's operations and financial condition. The Company may not be able to maintain adequate insurance in the future at rates it considers reasonable or be able to obtain insurance against certain risks, particularly in light of the instability and developments in the insurance markets following the recent terrorist attacks.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, or variable-interest entities ("VIEs"). FIN 46 originally became effective for public entities with VIEs created before February 1, 2003, at the beginning of the first interim or annual reporting period starting after June 15, 2003. This effective date has now been deferred to the first interim or annual period ending after December 15, 2003. For VIEs created after January 31, 2003, FIN 46 is effective immediately. Upon the applicable effective date, FIN 46 will become the guidance that determines whether consolidation is required and whether the variable-interest accounting model must be used to account for existing and new entities. The Company does not believe that it currently has any VIEs within the scope of FIN 46.

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

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, entered into or modified after May 31, 2003, and otherwise was effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in circumstances affecting the Company's exposure to commodity price, interest rate, fair value, foreign currency or credit risks since December 31, 2002, other than fair-value risk due to changes in market interest rates in connection with the issuance of the 5% Notes and the related fixed-for-floating interest rate swaps that have been designated as fair-value hedges of the 5% Notes, as discussed in Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements. At September 30, 2003, the net fair value of the Company's 5% Notes due 2013 was $254.8 million compared to their carrying value of $255.7 million (net of discount) and the estimated aggregate fair value of the related fixed-for-floating interest rate swaps was an asset of $6.3 million.

The Company has performed sensitivity analyses to assess the impact of changes in market interest rates on the fair values of the 5% Notes and the related fixed-for-floating swaps based on a hypothetical ten-percent increase in market interest rates. The Company estimates that if prevailing market interest rates had been ten percent higher at September 30, 2003, and all other factors affecting the 5% Notes had remained the same, the fair value of the 5% Notes, as determined on a present-value basis using prevailing market interest rates, would have decreased by $8.9 million or 3.5%. With respect to the fixed-for-floating interest rate swaps, if prevailing market interest rates had been ten percent higher at September 30, 2003, and all other factors affecting these swaps had remained the same, the aggregate fair value of the fixed-for-floating interest rate swaps, as determined on a present-value basis using prevailing market interest rates, would have decreased by $3.5 million or 55%.

For further discussion of the Company's exposure to commodity price, interest rate, fair value, foreign currency and credit risks, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and

Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and two of its subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. ("Transocean") in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the Company's two ultra-deepwater semisubmersibles under construction in Singapore infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorney's fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. The Company believes that the lawsuit is without merit and intends to vigorously defend it. The Company does not expect that the matter will have a material adverse effect on the Company's business or financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Second Amendment dated July 29, 2003, to Amended and Restated Employment Agreement between the Company and Robert E. Rose.

     10.2 Form of Severance agreement dated July 29, 2003, between the Company and three executive officers, respectively.

     12.1 Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

     15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

     31.1 Chief Executive Officer's Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

     31.2 Chief Financial Officer's Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

     32.1 Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     The Company submitted the following reports on Form 8-K during the quarter ended September 30, 2003:

        Date of Report              Items Reported                            Financial Statements Filed
        --------------              --------------                            --------------------------

        July 3, 2003                Item 7, Financial Statements and                      None
                                    Exhibits; and Item 9, Regulation FD
                                    Disclosure

        July 23, 2003               Item 7, Financial Statements and                      None
                                    Exhibits; and Item 9, Regulation FD
                                    Disclosure

        August 1, 2003              Item 5, Other Events                                  None

        August 7, 2003              Item 7, Financial Statements and                      None
                                    Exhibits; and Item 9, Regulation FD
                                    Disclosure

        September 4, 2003           Item 7, Financial Statements and                      None
                                    Exhibits; and Item 9, Regulation FD
                                    Disclosure

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GLOBALSANTAFE CORPORATION
                                  (Registrant)

Dated: November 7, 2003        /s/ W. Matt Ralls
                               -------------------------------------------------
                               W. Matt Ralls
                               Senior Vice President and Chief Financial Officer
                               (Duly Authorized Officer and Principal Financial
                               Officer of the Registrant)

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------                           -----------


 10.1 Second Amendment dated July 29, 2003, to Amended and Restated Employment Agreement between the Company and Robert E. Rose.

 10.2 Form of Severance agreement dated July 29, 2003, between the Company and three executive officers, respectively.

 12.1 Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

 15.1 Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

 31.1 Chief Executive Officer's Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

 31.2 Chief Financial Officer's Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

 32.1 Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.