Form 10-K
period 2003-12-31
GLOBALSANTAFE CORP
filed 2004-03-15
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

2003 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-14634

GlobalSantaFe Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0108989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15375 Memorial Drive, Houston, Texas (Address of principal executive offices)	77079-4101 (Zip Code)

Registrant’s telephone number, including area code: (281) 925-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Ordinary Shares $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003) was approximately $4.4 billion (Kuwait Petroleum Corporation and its affiliates and the executive officers and directors of the registrant are considered affiliates for purposes of this calculation).

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Ordinary Shares, $.01 par value, 234,569,630 shares outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement in connection with the 2004 Annual General Meeting of Shareholders are incorporated into Part III of this Report.

      The Company makes available on its website, free of charge, at www.gsfdrill.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. The information contained in the Company’s website does not constitute a part of this Annual Report.

      Information relating to corporate governance at the Company, including the Company’s Corporate Governance Policy; Director Independence Standards; Standards of Business Conduct; Code of Ethics for Senior Financial Officers; and information concerning the Company’s Board Committees, including Committee charters, is available on the Company’s website at www.gsfdrill.com under the “Corporate Governance” caption. The Company will provide any of the foregoing information without charge upon written request to the Secretary of the Company at 15375 Memorial Drive, Houston, Texas 77079.

EARNINGS CONFERENCE CALL

      On Wednesday, April 28, 2004, GlobalSantaFe Corporation is scheduled to release its first quarter 2004 financial results before trading opens on the New York Stock Exchange. On April 28, 2004, at 10:00 a.m. Central Daylight Time (11:00 p.m. Eastern Daylight Time), the Company is scheduled to hold an earnings conference call to discuss the results.

      Interested parties may participate in the conference by calling (913) 981-4900, confirmation code 168490. The call is also available through the Company’s website at www.gsfdrill.com. It is recommended that listeners connect to the website prior to the conference call to ensure adequate time for any software download that may be needed to hear the webcast. Replays will be available starting at 1:00 p.m. Central Daylight Time (2:00 p.m. Eastern Daylight Time) on the day of the conference call by webcast on the Company’s website or by telephoning (719) 457-0820, confirmation code 168490. Both services will discontinue replays at 7:00 p.m. Central Daylight Time on May 5, 2004.

ANNUAL GENERAL MEETING OF SHAREHOLDERS

      The 2004 Annual General Meeting of Shareholders has been scheduled on Wednesday, June 9, 2004, at 9:00 a.m. Central Daylight time in the GlobalSantaFe Auditorium, 15375 Memorial Drive, Houston, Texas 77079-4101.

FORWARD-LOOKING STATEMENTS

      Under the Private Securities Litigation Reform Act of 1995, companies are provided a “safe harbor” for discussing their expectations regarding future performance. The Company believes it is in the best interests of its shareholders and the investment community to use these provisions and provide such forward-looking information. The Company does so in this report and other communications. Forward-looking statements are often but not always identifiable by use of words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” and “will.”

      The Company’s forward-looking statements include statements about the following subjects:

•	The Company’s possible or assumed results of operations;

•	The Company’s funding and financing plans;

•	the dates drilling rigs will become available following completion of current contracts;

•	the dates the Company’s rigs that are under construction are expected to be delivered;

•	projected cash outlays, the timing of such outlays and expected sources of funding in connection with the rigs that are under construction;

•	the Company’s belief that a Venezuelan tax lien will not impact the operations of the rigs within Venezuela;

•	the Company’s contract drilling and drilling management services revenue backlogs and the amounts expected to be realized in 2004;

•	the potential sale of the Company’s land rig fleet assets;

•	the Company’s estimate of undiscounted future cash flows relating to the determination of impairment of rigs and drilling equipment;

•	the expected outcomes of legal and administrative proceedings, their materiality, and their expected effects on the Company’s financial position and results of operations;

•	the Company’s expectations regarding the length of time mobile assets will be operating in given locations and the Company’s resulting conclusions regarding the future tax consequences of operating in those locations;

•	the Company’s expectation that certain rigs are more likely than not to be redeployed before operating in certain jurisdictions long enough to give rise to tax liabilities;

•	the assumptions as to risk-free interest rates, stock volatility, dividend yield and expected lives of awards used to estimate the fair value of stock-based compensation awards;

•	the return assumptions developed by Company consultants in determining expected long-term rate of return on pension plan assets assumption;

•	the Company’s expectations regarding future conditions in various geographic markets in which the Company operates and the prospects for future work and dayrates in those markets;

•	the Company’s use of critical accounting policies and the assumptions and estimates made by management during the preparation of the Company’s financial statements;

•	expected restructuring costs in connection with the Merger between Global Marine and Santa Fe International;

•	the fact that the Company does not have any current plans to offer securities under the registration Statement on Form S-3 filed with the SEC in September 2003;

•	the fact that the Company does not anticipate using stock to satisfy future purchase obligations in connection with the Company’s Zero Coupon Convertible Debentures;

•	the Company’s estimated capital expenditures in 2004;

•	the Company’s expectation that it will fund various commitments, primarily related to the Company’s debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs, with existing cash, cash equivalents, marketable securities and future cash flows from operations;

•	the effect recent and prospective contract awards in the ultra-deepwater market will have on backlog and dayrates;

•	the Company’s ability to service indebtedness;

•	the Company’s ability to meet all of its current obligations, including working capital requirements, capital expenditures, total lease obligations, construction and development expenses, and debt service, from its existing cash, cash equivalents and marketable securities balances and future cash flow from operations;

•	that the Company does not believe it has any VIEs within the scope of FIN 46;

•	the results of the Company’s sensitivity analyses to assess the impact of oil price changes under certain dayrate contracts;

•	the Company’s expectation that, if required, any additional payments made under certain fully defeased financing leases would not be material to its financial position or results of operations in any given year;

•	the Company’s belief that its exposure to interest rate fluctuations is not material to its financial position, results of operations or cash flows;

•	the Company’s belief that credit risk in its commercial paper, U.S. Treasury Notes, money-market funds and Eurodollar time deposits with a variety of financial institutions with strong credit ratings is minimal;

•	the Company’s intention not to exercise its option to build two additional new ultra-deepwater semisubmersibles;

•	the adequacy of the Company’s valuation allowance in connection with net operating loss carryforwards;

•	the costs, adequacy and availability of insurance; and

•	any other statements that are not historical facts.

      The Company’s forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and the Company’s operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from the Company’s expectations.

      Factors that could cause or contribute to such differences include, but are not limited to:

•	higher than anticipated accruals for performance-based compensation due to better than anticipated Company performance, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase G&A expenses;

•	a material or extended decline in expenditures by the oil and gas industry, which is significantly affected by indications and expectations regarding the level and volatility of oil and natural gas prices, which in turn are affected by such things as political, economic and weather conditions affecting or potentially affecting regional or worldwide demand for oil and natural gas, actions or anticipated actions by OPEC, inventory level, deliverability constraints, and futures market activity;

•	if a competitor succeeds in enjoining the Company from using its dual drilling activity structure and method;

•	the extent to which customers and potential customers continue to pursue ultra-deepwater drilling;

•	the extent to which the Company is required to idle rigs or to enter into lower dayrate contracts in response to future market conditions;

•	exploration success or lack of exploration success by the Company’s customers and potential customers;

•	the Company’s ability to enter into and the terms of future drilling contracts;

•	the Company’s ability to win bids for turnkey drilling operations;

•	rig availability and the Company’s ability to hire suitable rigs at acceptable rates;

•	the availability of qualified personnel;

•	the availability of adequate insurance at a reasonable cost;

•	the occurrence of an uninsured or unidentified event;

•	the risks of failing to complete a well or wells under turnkey contracts;

•	other risks inherent in turnkey contracts;

•	the Company’s failure to retain the business of one or more significant customers;

•	the termination or renegotiation of contracts by customers;

•	the operating hazards inherent in drilling for oil and natural gas;

•	the risks of international operations and compliance with foreign laws;

•	political and other uncertainties inherent in non-U.S. operations, including exchange and currency fluctuations and the limitations on the ability to repatriate income or capital to the U.S.;

•	compliance with or breach of environmental laws;

•	proposed United States tax law changes;

•	changes in employee demographics that impact the estimated remaining service lives of the active participants in the Company’s pension plans;

•	the impact of governmental laws and regulations and the uncertainties involved in their administration, particularly in some foreign jurisdictions;

•	the highly competitive and cyclical nature of the Company’s business, with periods of low demand and excess rig availability;

•	the outbreak of war, other armed conflicts or terrorist attacks;

•	the effect of SARS or other public health threats on the Company’s international operations;

•	political or social disruptions that limit oil and/or gas production;

•	the actions of the Company’s competitors in the oil and gas drilling industry, which could significantly influence rig dayrates and utilization;

•	delays or cost overruns in the Company’s construction projects caused by such things as shortages of materials or skilled labor, unforeseen engineering problems, unanticipated actual or purported change orders, work stoppages, shipyard financial or operating difficulties, adverse weather conditions or natural disasters, unanticipated cost increases, and the inability to obtain requisite permits or approvals;

•	the occurrence or nonoccurrence of anticipated changes in the Company’s revenue mix between domestic and international drilling markets due to changes in the Company’s customers’ oil and gas drilling plans, which can be the result of such things as changes in regional or worldwide economic conditions and fluctuations in the prices of oil and natural gas, which in turn could change or stabilize effective tax rates;

•	the vagaries of the legislative process due to the unpredictable nature of politics and national and world events, among other things;

•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

•	changes in oil and natural gas drilling technology or in the Company’s competitors’ drilling rig fleets that could make the Company’s drilling rigs less competitive or require major capital investments to keep them competitive;

•	the adequacy of sources of liquidity;

•	the incurrence of secured debt or additional unsecured indebtedness or other obligations by the Company or its subsidiaries;

•	the uncertainties inherent in dealing with financial and other third-party institutions that could have internal weaknesses unknown to the Company;

•	changes in accepted interpretations of accounting guidelines and other accounting pronouncements;

•	the effects and uncertainties of legal and administrative proceedings and other contingencies; and

•	such other factors as may be discussed in this report in the “Risk Factors” section under Items 1 and 2 and elsewhere, and in the Company’s other reports filed with the U.S. Securities and Exchange Commission.

      You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and the Company disclaims any obligation or undertaking to disseminate any updates or revisions to these statements, forward-looking or otherwise, to reflect changes in the Company’s expectations or any change in events, conditions or circumstances on which any such statements are based.

PART I

Items 1. and 2.	Business and Properties

      GlobalSantaFe Corporation (“GlobalSantaFe” or the “Company”) is a worldwide oil and gas drilling contractor, owning or operating a fleet of over 90 marine and land drilling rigs. The Company’s owned fleet currently includes 13 floating rigs, 45 cantilevered jackup rigs (including the GSF Constellation I, which was delivered in June 2003), 31 land rigs and one platform rig. In addition, the Company or its affiliates currently maintain two platform rigs for third parties, and it participates in a joint venture that operates two semisubmersible rigs for third parties.

      As part of the Company’s goal of enhancing long-term shareholder value, the Company is currently considering the possibility of selling its land rig fleet assets provided that the Company receives value from such a sale, if any, that the Company deems fair in light of the quality of these assets and the Company’s long-term market outlook for these assets. The net book value of the Company’s land drilling fleet totaled $190.9 million at December 31, 2003.

      The Company provides offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. The Company also provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities. Business segment and geographic information is set forth in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The Company is a Cayman Islands company, with its executive offices in Houston, Texas.

      Unless otherwise provided, the term “Company” refers to GlobalSantaFe Corporation and, unless the context otherwise requires, to its predecessors and consolidated subsidiaries. Substantially all of the Company’s businesses are conducted by subsidiaries of GlobalSantaFe Corporation.

Merger of Santa Fe International Corporation and Global Marine Inc.

      On November 20, 2001, Santa Fe International Corporation (“Santa Fe International”) and Global Marine Inc. (“Global Marine”) consummated their business combination with the merger (the “Merger”) of an indirect wholly owned subsidiary of Santa Fe International with and into Global Marine, with Global Marine surviving the Merger as a wholly owned subsidiary of Santa Fe International. In connection with the Merger, Santa Fe International was renamed GlobalSantaFe Corporation. The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the stockholders of Global Marine owned slightly over 50% of GlobalSantaFe after the Merger and Global Marine officers filled the majority of senior management positions, Global Marine was considered the acquiring entity for accounting purposes.

Contract Drilling

      Substantially all of the Company’s domestic offshore contract drilling operations are conducted by GlobalSantaFe Drilling Company (“GSFDC”), a wholly owned subsidiary headquartered in Houston, Texas. International offshore and land contract drilling operations are conducted by subsidiaries of the Company with operations in 20 countries throughout the world.

      Offshore Rig Fleet. The Company has a modern, diversified fleet of 58 mobile offshore drilling rigs and one platform rig. The Company’s mobile offshore drilling rigs include six cantilevered heavy-duty harsh environment jackups, 39 cantilevered jackups, nine semisubmersibles, three ultra-deepwater, dynamically positioned drillships and one moored drillship. All of the Company’s offshore rigs, with the exception of the Britannia jackup and the platform rig, were placed into service in 1974 or later, and, as of February 29, 2004, the average age of the rigs in the Company’s offshore fleet was approximately 20 years.

      The Company’s fleet is deployed in major offshore oil and gas operating areas worldwide. The principal areas in which the fleet is currently deployed are the U.S. Gulf of Mexico, the North Sea, West Africa, Southeast Asia, the Middle East, North Africa, South America and eastern Canada.

      The following table lists the rigs in the Company’s offshore drilling fleet as of February 29, 2004, indicating the year each rig was placed in service, each rig’s maximum water and drilling depth capabilities, current location, customer, and the date each rig is estimated to become available.

Offshore Rig Fleet

Status as of February 29, 2004

	Year	Maximum	Drilling
	Placed	Water Depth	Depth			Estimated
	in Service	Capability(1)	Capability	Location	Current Customer	Availability(2)

Heavy-Duty Harsh Environment Jackups
GSF Galaxy I	1991	400 ft.	30,000 ft.	North Sea	Apache	03/04
GSF Galaxy II	1998	400 ft.	30,000 ft.	Eastern Canada	—	Available
GSF Galaxy III	1999	400 ft.	30,000 ft.	North Sea	Apache	01/05
GSF Magellan	1992	350 ft.	30,000 ft.	North Sea	—	Available
GSF Monitor	1989	350 ft.	30,000 ft.	Trinidad and Tobago	BHPB	09/04
GSF Monarch	1988	350 ft.	30,000 ft.	North Sea	Shell	09/04

Cantilevered Jackups
GSF Constellation I	2003	400 ft.	30,000 ft.	Southeast Asia	—	Available
GSF Baltic	1983	375 ft.	25,000 ft.	West Africa	Total Amenam	07/04
GSF Key Singapore	1982	350 ft.	25,000 ft.	North Africa	BP/Gupco	06/04
GSF Key Manhattan	1980	350 ft.	25,000 ft.	North Africa	Petrobel	07/04
Glomar Adriatic II	1981	350 ft.	25,000 ft.	U.S. Gulf of Mexico	Forest Oil	03/04
GSF Adriatic III	1982	350 ft.	25,000 ft.	U.S. Gulf of Mexico	ChevronTexaco	04/04
GSF Adriatic IV	1983	350 ft.	25,000 ft.	North Africa	Petrobel	03/05
GSF Adriatic VII	1983	350 ft.	20,000 ft.	Trinidad and Tobago	EOG	05/04
GSF Adriatic VIII	1983	328 ft.	25,000 ft.	West Africa	ExxonMobil	04/04
GSF Adriatic IX	1981	350 ft.	20,000 ft.	West Africa	Total Gabon	09/04
GSF Adriatic X	1982	350 ft.	25,000 ft.	U.S. Gulf of Mexico	W&T	05/04
GSF Compact Driller	1993	300 ft.	25,000 ft.	Southeast Asia	ChevronTexaco	10/07
GSF Parameswara	1993	300 ft.	25,000 ft.	Southeast Asia	Total	12/04
GSF Adriatic I	1981	300 ft.	25,000 ft.	West Africa	Total Amenam	06/04
GSF Labrador	1983	300 ft.	25,000 ft.	North Sea	—	Available
Key Hawaii	1983	300 ft.	25,000 ft.	Middle East	Aramco	04/04
GSF Main Pass I	1982	300 ft.	25,000 ft.	U.S. Gulf of Mexico	Chevron Texaco	04/04
GSF Main Pass IV	1982	300 ft.	25,000 ft.	U.S. Gulf of Mexico	Apache	06/04
GSF Galveston Key	1978	300 ft.	25,000 ft.	Southeast Asia	Cuulong JOC	10/04
GSF Key Gibraltar	1976	300 ft.	25,000 ft.	Southeast Asia	Talisman	08/05
GSF Rig 134	1982	300 ft.	20,000 ft.	Southeast Asia	Carigali	06/05
GSF Rig 136	1982	300 ft.	25,000 ft.	Southeast Asia	Total	07/06
GSF Adriatic V	1979	300 ft.	20,000 ft.	West Africa	Tullow Oil	03/04
GSF High Island V	1981	270 ft.	20,000 ft.	West Africa	Pioneer Gabon	03/04
GSF High Island II	1979	270 ft.	20,000 ft.	U.S. Gulf of Mexico	Chevron Texaco	01/05
GSF High Island IX	1983	250 ft.	20,000 ft.	West Africa	Euroil	05/04
GSF Rig 141	1982	250 ft.	20,000 ft.	Middle East	Suco	08/04

	Year	Maximum	Drilling
	Placed	Water Depth	Depth			Estimated
	in Service	Capability(1)	Capability	Location	Current Customer	Availability(2)

GSF High Island VII	1982	250 ft.	20,000 ft.	West Africa	Total Cameroon	05/04
GSF High Island VIII	1982	250 ft.	20,000 ft.	U.S. Gulf of Mexico	LLOG	03/04
GSF Rig 127	1981	250 ft.	20,000 ft.	Middle East	Occidental	06/04
GSF High Island III	1980	250 ft.	20,000 ft.	U.S. Gulf of Mexico	ChevronTexaco	04/04
GSF High Island IV	1980	270 ft.	20,000 ft.	U.S. Gulf of Mexico	W&T	07/04
GSF Rig 124	1980	250 ft.	20,000 ft.	Middle East	Petrobel	04/04
Glomar High Island I	1979	250 ft.	20,000 ft.	U.S. Gulf of Mexico	ChevronTexaco	07/04
GSF Rig 103	1974	250 ft.	20,000 ft.	Middle East	Occidental	10/04
GSF Rig 105	1975	250 ft.	20,000 ft.	Middle East	Petrobel	12/04
Britannia	1968	200 ft.	20,000 ft.	North Sea	Shell	10/04
GSF Adriatic VI	1981	225 ft.	20,000 ft.	West Africa	Total Nigeria	05/04
GSF Adriatic XI	1983	225 ft.	25,000 ft.	North Sea	—	Available

Semisubmersibles
GSF Celtic Sea	1998	5,750 ft.	25,000 ft.	U.S. Gulf of Mexico	ENI (AGIP)	08/04
GSF Arctic I	1983	3,400 ft.	25,000 ft.	U.S. Gulf of Mexico	W&T	05/04
GSF Rig 135	1983	2,400 ft.	25,000 ft.	West Africa	ExxonMobil	07/04
GSF Rig 140	1983	2,400 ft.	25,000 ft.	North Sea	—	Available
GSF Aleutian Key	1976	2,300 ft.	25,000 ft.	West Africa	ExxonMobil	05/04
GSF Arctic III	1984	1,800 ft.	25,000 ft.	North Sea	ExxonMobil	05/04
GSF Arctic IV	1983	1,800 ft.	25,000 ft.	North Sea	BP	06/04
GSF Grand Banks	1984	1,500 ft.	25,000 ft.	Eastern Canada	Husky	07/05
GSF Arctic II	1982	1,200 ft.	25,000 ft.	North Sea	—	Cold-stacked
Drillships
GSF C.R. Luigs	2000	9,000 ft.	35,000 ft.	U.S. Gulf of Mexico	BHP	08/04
Glomar Jack Ryan	2000	8,000 ft.	35,000 ft.	U.S. Gulf of Mexico	Shell	03/04
Glomar Explorer	1998	7,800 ft.	30,000 ft.	U.S. Gulf of Mexico	BHP	04/04
Glomar Robert F. Bauer	1983	2,750 ft.	25,000 ft.	North Africa	—	Cold-stacked
Platform
Rig 82	1968	N/A	20,000 ft.	North Sea	Shell	06/04

(1)	As currently equipped.

(2)	Estimated based on the anticipated completion date of current commitments, including executed contracts, letters of intent, and other customer commitments for which contracts have not yet been executed.

     Rig Types. Jackup rigs have elevating legs which extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 400 feet or less. All of the Company’s jackup rigs have drilling equipment mounted on cantilevers, which allow the equipment to extend outward from the rigs’ hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. In addition, eight of the Company’s jackups have been equipped with skid-off packages, which allow the drilling equipment to be transferred to fixed production platforms.

      The Company owns one of the world’s largest fleets of heavy-duty harsh environment jackup rigs in service in the industry. Three of the Company’s rigs, the GSF Galaxy I, GSF Galaxy II and GSF Galaxy III, are Universe class rig designs capable of operating in water depths up to 400 feet and are currently qualified to operate year-round in the harsh environment of the central North Sea in water depths of up to 360 feet. The Company’s three other heavy-duty harsh environment jackup rigs, the GSF Monarch, GSF Monitor and GSF Magellan, are Monarch class rig designs capable of operating in water depths of up to 350 feet. These rigs are capable of operating year-round in the central North Sea in water depths of up to 300 feet.

      Semisubmersible rigs are floating offshore drilling units with pontoons and columns that, when flooded with water, cause the unit to partially submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom, but some use dynamic positioning (“DP”), which allows the vessels to be held in position by computer-controlled propellers, known as thrusters. Semisubmersibles are classified into five generations, distinguished mainly by their age, environmental rating, variable deck load and water-depth capability. The Company’s GSF Aleutian Key is a second-generation semisubmersible capable of drilling in water depths up to 2,300 feet. The GSF Arctic I, GSF Arctic II, GSF Arctic III, GSF Arctic IV, GSF Grand Banks, GSF Rig 135 and GSF Rig 140 semisubmersibles are third-generation, conventionally-moored rigs suitable for drilling in water depths ranging from 1,200 to 3,400 feet. The Company’s GSF Celtic Sea is a fourth-generation semisubmersible capable of drilling in water depths of up to 5,750 feet, and utilizes a mooring system that is DP-assisted.

      Drillships are generally preferred for deepwater drilling in remote locations with moderate weather environments because of their mobility and large load carrying capability. The Company’s GSF C.R. Luigs, Glomar Jack Ryan and Glomar Explorer are dynamically positioned, ultra-deepwater drillships capable of drilling in water depths up to 9,000 feet, 8,000 feet and 7,800 feet, respectively, as currently equipped. With modifications, maximum water depth capabilities are 12,000 feet for the GSF C.R. Luigs and Glomar Jack Ryan, and 10,000 feet for the Glomar Explorer. The Glomar Robert F. Bauer is a conventionally-moored drillship capable of drilling in maximum water depths of 2,750 feet.

      The Company’s “deepwater” rigs consist of its semisubmersibles and drillships. The Company considers rigs with a maximum water-depth capability of 7,000 feet or more, such as the GSF C.R. Luigs, Glomar Jack Ryan and Glomar Explorer, to be “ultra-deepwater” rigs.

      The Company’s platform rig consists of a number of self-contained drilling equipment packages, that, when assembled on a customer’s offshore production platform, forms a complete drilling rig.

      The Company has title to all of the offshore drilling rigs in its fleet in the table above with the exception of the Glomar Explorer, which is subject to a 30-year capital lease, and the GSF C.R. Luigs and Glomar Jack Ryan, which are subject to fully defeased, 20-year capital leases. None of the Company’s offshore drilling rigs is currently subject to any outstanding liens or mortgages.

      In January 2003, in order to take advantage of an attractive financing structure, the Company entered into a lease-leaseback arrangement with a European bank related to the Company’s Britannia cantilevered jackup. Pursuant to this arrangement, the Company leased the Britannia to the bank, which then leased the rig back to the Company, each lease being for a five-year term. The Company has classified this arrangement as a capital lease.

      The Company currently has a contract with PPL Shipyard PTE, Ltd. of Singapore (“PPL”) for construction of the GSF Constellation II, the second of two high-performance jackups ordered from PPL. In June 2003, the Company took delivery of the GSF Constellation I, at a total construction cost of $133 million, excluding an estimated $19 million of capitalized interest, capital spares, startup expenses and mobilization costs. Estimated cash outlays in connection with the construction of the GSF Constellation II, excluding capitalized interest, startup costs, capital spares and mobilization costs, are also expected to total approximately $133 million. The GSF Constellation II is expected to be delivered near the end of the first quarter of 2004.

      The Company also has contracts with PPL for the construction of two ultra-deepwater semisubmersible drilling rigs at a cost of approximately $285 million each. The Company has options for construction of two additional ultra-deepwater semisubmersibles at a similar price to the two current contracts, but does not intend to exercise these options. Construction of the first new semisubmersible, the GSF Development Driller I, commenced in the third quarter of 2001, and the rig is scheduled for delivery in the second quarter of 2004. The second ultra-deepwater semisubmersible, the GSF Development Driller II, has been under construction since November 2002 and is expected to be delivered near the end of the first quarter of 2005.

      The Company anticipates that this rig building program will be funded through the Company’s existing cash and marketable securities balances and future cash flow from operations.

      Land Rig Fleet. The majority of the Company’s 31 land rigs are designed for use in remote desert environments and generally include all facilities necessary to support living and working in harsh and remote environments, including accommodation camps and inventories of repair parts and materials. Each rig is designed for efficient disassembly, transport and reassembly. Eleven of the newer rigs are specially designed as wheel-mounted units that can be moved quickly between well locations. Three of the rigs are equipped with special “lift and roll” systems so the rigs can be quickly moved between well locations on a pad site. An extensive fleet of specialized rig transport equipment supports land rig operations in Kuwait and the Kuwait-Saudi Arabia Partitioned Neutral Zone. This equipment consists primarily of heavy-duty trucks built and equipped for desert service. These operations are also supported by a fleet of heavy equipment, including bulldozers, cranes and forklifts that prepare access roads and drill site locations and facilitate the assembly and disassembly of the land rigs.

      The Company has historically concentrated its land rig operations in the Middle East, South America and North Africa. All of the Company’s land rigs were placed into service in 1972 or later, and, as of February 29, 2004, their average age was approximately 14 years.

      The following table lists the rigs in the Company’s land drilling fleet as of February 29, 2004, indicating the year each rig was placed in service, rig type, each rig’s drilling depth capabilities, current location, customer, and the date each rig is estimated to become available.

Land Rig Fleet

Status as of February 29, 2004

	Year		Drilling
	Placed		Depth			Estimated
	in Service	Rig Type	Capability	Location	Current Customer	Availability(1)

Rig 180	1999	National 1625	30,000 ft.	Kuwait	KOC	10/06
Rig 176	1999	Ideco 3000E	30,000 ft.	Venezuela	—	Available
Rig 177	1998	Oilwell E-3000	30,000 ft.	Venezuela	—	Available
Rig 174	1997	EMSCO C3	30,000 ft.	Saudi Arabia	—	Available
Rig 173	1997	Gardner Denver 3000	30,000 ft.	Saudi Arabia	Saudi Aramco	10/05
Rig 155	1992	Oilwell E-3000	30,000 ft.	Kuwait	KOC	09/04
Rig 144	1973	EMSCO C3	30,000 ft.	Saudi Arabia	Saudi Aramco	01/06
Rig 158	1992	Oilwell E-2000	25,000 ft.	Kuwait	KOC	09/04
Rig 186	2002	Oilwell E-2000	20,000 ft.	Venezuela	—	Available
Rig 187	2002	National 1320 UE	20,000 ft.	Venezuela	—	Available
Rig 179	1998	National 1320	20,000 ft.	Venezuela	—	Available
Rig 178	1998	National 1320	20,000 ft.	Venezuela	—	Available
Rig 119	1979	Oilwell E-2000	20,000 ft.	Venezuela	PDVSA	04/04
Rig 104	1973	National 1320 UE	20,000 ft.	Egypt	Merlon Petroleum	11/04
Rig 97	1973	Oilwell E-2000	20,000 ft.	Venezuela	—	Available
Rig 94	1972	National 110 UE	20,000 ft.	Egypt	Petrobel	10/04
Rig 157	1991	Ideco 1700 UE	17,000 ft.	Saudi Arabia	Saudi Aramco	11/05
Rig 169	1998	National 110 UE	16,000 ft.	Kuwait	—	Available
Rig 147	1987	National 110 UE	16,000 ft.	Kuwait	—	Available
Rig 102	1973	National 110 UE	16,000 ft.	Kuwait	KOC (JO)	03/04
Rig 92	1972	National 1320	16,000 ft.	Egypt	AGIBA	04/04
Rig 170	1996	National 110 UE	14,000 ft.	Kuwait	—	Available
Rig 161	1991	Dreco 1250 E	12,000 ft.	Kuwait	KOC	09/04
Rig 160	1991	Dreco 1250 E	12,000 ft.	Kuwait	KOC	09/04
Rig 159(2)	1991	Cooper LTO-750	8,000 ft.	Oman	—	Available
Rig 151	1989	National 80 UE	11,500 ft.	Oman	PDO	10/07

	Year		Drilling
	Placed		Depth			Estimated
	in Service	Rig Type	Capability	Location	Current Customer	Availability(1)

Rig 150	1989	National 80 UE	11,500 ft.	Oman	PDO	10/07
Rig 172	1997	Oilwell 660-E	10,000 ft.	Kuwait	KOC	09/04
Rig 171	1997	Oilwell 660-E	10,000 ft.	Kuwait	—	Available
Rig 146	1987	Kremco 750	10,000 ft.	Kuwait	—	Available
Rig 143	1983	Ideco H37 ED	6,500 ft.	Egypt	Petrobel	07/04

(1)	Estimated based on the anticipated completion date of current commitments, including executed contracts, letters of intent, and other customer commitments for which contracts have not yet been executed.

(2)	Rig 159 was returned to the Company’s operating fleet in the third quarter of 2003. This rig was designated as held for sale at December 31, 2002.

     The Company has title to all of the land drilling rigs in its fleet. The Company’s Rig 187 land rig in Venezuela is presently encumbered by a lien asserted by the Venezuelan tax authorities in connection with certain assessed retroactive tax liabilities. Although this claim restricts the Company’s ability to export the rig from Venezuela, the Company does not believe that the claim will impact the operations of the rig within Venezuela. The Company is contesting the imposition of the lien and the various assertions of the tax authorities. The Company has the option of posting a bond with the Venezuelan authorities to release this claim. None of the Company’s other land rigs is currently subject to any outstanding liens or mortgages.

      Third-Party Rig Operations. The Company’s third-party rig operations consist primarily of semisubmersible rig operations in the Caspian Sea. See “— Joint Venture, Agency and Sponsorship Relationships and Other Investments.” Effective November 1, 2003, the Company discontinued its maintenance operations related to nine third-party owned oil and gas platforms in the North Sea, and, as of February 29, 2004, the Company maintained two platform rigs in the North Sea for third parties. Platform rig operations have historically not had a material effect on the Company’s consolidated operating results.

      Backlog. The Company’s contract drilling backlog at December 31, 2003, was $996.6 million, consisting of $930.8 million related to executed contracts and $65.8 million related to customer commitments for which contracts had not yet been executed as of December 31, 2003. Approximately $513.7 million of the backlog is expected to be realized in 2004. The Company’s contract drilling backlog at December 31, 2002, was $1.2 billion and included $132.2 million attributable to customer commitments for which contracts had not yet been executed as of that date.

      Drilling Contracts and Major Customers. Contracts to employ the Company’s drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between the Company and the customer, most contracts are awarded based upon competitive bidding. The rates specified in drilling contracts are generally on a dayrate basis and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions and other variables. Each contract provides for a basic dayrate during drilling operations, and may also include performance premiums or lower rates or provision for no payment for periods of equipment breakdown, adverse weather or other conditions which may be beyond the Company’s control. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts or no payment during the mobilization or demobilization. In some cases, a contract may be terminated by the customer if drilling operations are suspended for a specified period of time due to a breakdown of major equipment, in the event of poor operational, safety or environmental performance not remedied by the Company within a specified period, or if other events occur that are beyond either party’s control. A contract may also be terminated by the customer if the rig is destroyed. In addition, certain contracts are cancellable upon specified notice at the option of the customer.

      The Company’s business is subject to the usual risks associated with having a limited number of customers for its services. Two customers each accounted for more than 10% of consolidated revenues in 2003: Total S.A. (“Total”) provided $234.2 million of contract drilling revenues, and ExxonMobil provided

$231.6 million of contract drilling revenues. One customer accounted for more than 10% of consolidated revenues in 2002: ExxonMobil provided $267.7 million of contract drilling revenues and $0.1 million of drilling management services revenues. Two customers each accounted for more than 10% of consolidated revenues in 2001: ExxonMobil provided $180.1 million of contract drilling revenues, and BP provided $146.0 million of contract drilling revenues and $1.6 million of drilling management services revenues. The Company’s results of operations could suffer a material adverse effect if any of its major customers terminates its contracts with the Company, fails to renew the Company’s existing contracts or refuses to award new contracts to the Company. See “Risk Factors — The Company Relies Heavily on a Small Number of Customers and the Loss of a Significant Customer Could Have a Material Adverse Impact on the Company’s Financial Results.”

Drilling Management Services

      The Company provides drilling management services, including turnkey, project management and daywork services, primarily through a wholly owned subsidiary, Applied Drilling Technology Inc. (“ADTI”), and through ADT International, a division of one of the Company’s U.K. subsidiaries. ADTI operates primarily in the U.S. Gulf of Mexico, and ADT International operates internationally. Under a turnkey arrangement, the Company will assume responsibility for the design and execution of a well and deliver a logged or cased hole to an agreed depth for a guaranteed price. Compensation is contingent upon satisfactory completion of the drilling program. Under the Company’s turnkey drilling operations, the Company provides planning, engineering and management services beyond the scope of its traditional contract drilling business and thereby assumes greater risk. In the Company’s project management operations, the Company provides certain planning, management and engineering services, purchases equipment and provides personnel and other logistical services to customers. Project management services differ from turnkey drilling services in that the customer retains control of the drilling operations and thus retains the risk associated with the project.

      The Company’s drilling management services business is also subject to the usual risks associated with having a limited number of customers for its services. One customer, BG Group, accounted for $98.9 million, or 18.7%, of drilling management services revenues in connection with project management operations in the North Sea in 2003, substantially all of which were reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have no effect on operating income. No turnkey drilling customer accounted for more than 10% of drilling management services revenues for 2003. One customer, Encana (U.K.) Ltd., accounted for $44.3 million, or 10.6%, of drilling project management services revenues in connection with project management operations in the North Sea in 2002, substantially all of which were reimbursable revenues. No turnkey drilling customer accounted for more than 10% of drilling management services revenues for 2002. See “Risk Factors — The Company Relies Heavily on a Small Number of Customers and the Loss of a Significant Customer Could Have a Material Adverse Impact on the Company’s Financial Results.”

      As of December 31, 2003, the Company’s drilling management services revenue backlog was an estimated $42 million, all of which is expected to be realized in 2004. The Company’s drilling management services backlog was an estimated $118 million at December 31, 2002.

Oil and Gas Operations

      The Company conducts oil and gas exploration, development and production activities through its wholly owned subsidiary, Challenger Minerals Inc. (“CMI”). CMI acquires its interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for the Company’s drilling management services operations. In this capacity, CMI facilitated the acquisition of 24 projects (15 turnkey wells and nine completions) in 2003. CMI participated in 14 of these turnkey wells, of which 7 proved successful. In certain circumstances, CMI also acquires interests in oil and gas properties to facilitate the acquisition of dayrate contracts for the Company’s offshore rigs. The Company’s oil and gas activities are conducted primarily in the North Sea and in the United States offshore Louisiana and Texas. In December 2003, CMI participated in a drilling project in West Africa off the coast of Mauritania. The results of this drilling project are currently being evaluated.

Joint Venture, Agency and Sponsorship Relationships and Other Investments

      In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation, which the Company may or may not control. The Company is a participant in several joint venture drilling companies, principally in Azerbaijan, Indonesia, Malaysia, Nigeria and Oman.

      In Azerbaijan, the semisubmersibles Istiglal and Dada Gorgud operate under long-term bareboat charters. The Istiglal is bareboat chartered to and operated by the joint venture Caspian Drilling Company Limited, in which the Company holds a 45% ownership interest, until October 2006. The Dada Gorgud is bareboat chartered to the Company until October 2006 or the later termination of the Company’s current drilling contract with the Azerbaijan International Operating Company. The Company has subcontracted operations of the Dada Gorgud to Caspian Drilling Company Limited.

      The Company also participates in a joint venture that operates a petroleum supply base in Indonesia. The Indonesian supply base, in which the Company holds a 42% ownership interest, is located at Merak Point on the western portion of the island of Java. It provides both open and covered storage and bulk chemical trans-shipment facilities. The land lease for this supply base extends through 2030. The joint venture is currently offering this supply base for sale.

      The Company also has a passive minority interest in a Libyan drilling company managed by non-U.S. persons that is and has been managed in accordance with applicable trade laws and regulations and is accounted for on the cost basis.

      Local laws or customs in some areas of the world also effectively mandate establishment of a relationship with a local agent or sponsor. When appropriate in these areas, the Company enters into agency or sponsorship agreements.

Risk Factors

A Material or Extended Decline in Expenditures By the Oil and Gas Industry, Due to a Decline or Volatility in Oil and Gas Prices, a Decrease in Demand for Oil and Gas or Other Factors, Could Significantly Reduce the Company’s Revenue and Income.

      The Company’s business depends on the level of offshore and onshore oil and natural gas exploration, development and production activity in markets worldwide. Prices and demand for oil and natural gas, and market expectations of potential changes in demand and prices, significantly affect this level of activity. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Numerous factors may affect oil and natural gas prices and, accordingly, the level of demand for the Company’s services, including:

•	worldwide demand for oil and natural gas;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

•	the level of production by non-OPEC countries;

•	Changes in supply and demand resulting from the development of liquefied natural gas markets;

•	the worldwide military or political environment, including uncertainty or instability resulting from the situation in Iraq or other armed hostilities in the Middle East or other geographic areas in which the Company operates, or further acts of terrorism in the United States or elsewhere;

•	labor, political or other disruptions that limit exploration, development and production in oil-producing countries, such as has been experienced from time to time in various developing countries;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions;

•	advances in exploration and development technology; and

•	further consolidation of the Company’s customer base.

      Depending on the market prices of oil and natural gas, companies exploring for oil and gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Any reduction in the demand for drilling services may materially erode dayrates and utilization rates for the Company’s rigs and adversely affect its financial results.

The Intense Price Competition and Cyclicality of the Drilling Industry, Which Is Marked By Periods of Low Demand, Excess Rig Availability and Low Dayrates, Could Have a Material Adverse Affect on the Company’s Revenues and Profitability.

      The contract drilling business is highly competitive with numerous industry participants. The industry has experienced consolidation in recent years and may experience additional consolidation. Recent mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

      Drilling contracts are, for the most part, awarded on a competitive bid basis. Price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment are also factors. The Company competes with numerous offshore drilling contractors, one of which is larger and has greater resources than the Company. Further, the Company’s business is subject to the risks associated with having a limited number of customers for its services.

      The Company may be required to idle rigs or to enter into lower dayrate contracts in response to market conditions in the future. The industry in which the Company operates historically has been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idled. Several markets in which the Company operates are currently oversupplied. Lower utilization and dayrates in one or more of the regions in which the Company operates would adversely affect its revenues and profitability. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of the Company’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

War, Other Armed Conflicts or Terrorist Attacks Could Result in a Material Adverse Effect on the Company’s Business.

      The continuing unrest in Iraq, increasing tension with regard to North Korea, as well as the terrorist attacks of September 11, 2001, and subsequent terrorist attacks and unrest have significantly increased political and economic instability in some of the geographic areas in which the Company operates and have caused instability in the world’s financial and insurance markets. The Company’s operations in Kuwait, Saudi Arabia and elsewhere in the Middle East could be adversely affected by post-war conditions in Iraq if armed hostilities, acts of terrorism or other unrest persist. Acts of terrorism and threats of armed conflicts elsewhere in the Middle East and in or around various other areas in which the Company operates, such as Indonesia, could also limit or disrupt its markets and operations. Further hostilities or additional acts of terrorism in these regions could result in the evacuation of personnel, cancellation of drilling contracts or the loss of personnel or assets. In addition, the attacks of September 11, 2001, led to war in Afghanistan and may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such acts of terrorism could be directed against companies such as ours. Armed conflicts, terrorism and their effects on the Company or its markets could significantly affect its business in the future. United States government regulations effectively preclude the Company from actively engaging in business activities in certain countries, including oil-producing countries such as Iran and Libya. These regulations could be amended to cover countries where the Company currently operates or where it may wish to operate in the future. Immediately following the events of September 11th, the Company’s war risk and terrorist insurance underwriters cancelled those coverages in accordance with the terms of the policies and would only reinstate them for significantly higher premiums. The Company has reinstated and currently maintains war and terrorism coverage for physical damage to its entire fleet. Such war and terrorism coverage is generally cancelable by underwriters on forty-eight hours’ notice, and, accordingly, underwriters could cancel completely or cancel and then offer to reinstate on terms that may not be acceptable to the Company following any future acts of terrorism or armed conflicts in and around the various areas in which the Company operates. The Company may not have insurance to cover any or all of its liabilities to our personnel for death or injury caused by terrorist acts. These developments will subject the Company’s worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on the Company’s business.

The Company Does Not Have A Drilling Contract for One of Its Semisubmersibles Under Construction, and Without a Contract This Vessel Will Not Generate Revenues Following Completion of Construction.

      The Company currently has one premium jackup rig and two ultra-deepwater semisubmersible rigs under construction. The Company has a three-year contract with BP America Production Company (“BP”) for the use of the semisubmersible GSF Development Driller II for BP’s Atlantis project in the U.S. Gulf of Mexico beginning in July 2005. The Company has also received a commitment from Total to use the premium jackup rig GSF Constellation II for a six-well project off the coast of Argentina beginning in August 2004. The Company is actively marketing the semisubmersible GSF Development Driller I, but this vessel has not secured a contract for deployment upon completion, which is scheduled for the second quarter of 2004. The Company’s ability to obtain a contract for this rig and the terms of any such contract will depend on market conditions. Historically, the industry has experienced prolonged periods of overcapacity, during which many rigs were idle for long periods of time. The Company may not be able to obtain contracts for all of its new or existing rigs and future contract terms may not be similar to those for similar equipment in current market conditions.

A Competitor Is Seeking to Enjoin the Company’s Use of the Dual Drilling Capabilities in United States Waters of the Two Semisubmersibles Under Construction, and If Such an Injunction Were Issued in the United States or Elsewhere, the Company’s Ability to Market, Obtain Contracts for and Generate Revenues From the Vessels Could be Adversely Affected.

      The Company and two of its subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the Company’s two ultra-deepwater semisubmersibles under construction in Singapore infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorney’s fees, together with an injunction preventing the Company’s use of the dual drilling activity structure and method in the U.S. The dual drilling activity structure of these semisubmersibles consists of multiple activity features which enable dual simultaneous drilling operations on the drill floor and on the main deck and are designed to deliver improved performance efficiencies. If granted, this injunction would preclude the use of the dual drilling capabilities in U.S. waters by the Company’s two ultra-deepwater semisubmersibles currently under construction. If that occurs, it may be more difficult for the Company to market and obtain contracts for the rigs or it may have an adverse effect on the terms of any contracts for those rigs which are obtained, including on the dayrate of the contract. Accordingly, if Transocean is successful in its action, the revenues generated from the semisubmersibles may be adversely affected. Transocean has patents in most other jurisdictions in which the Company might choose to market the rigs and, if it brings similar actions in one or more of these jurisdictions and is successful, the Company’s ability to use the dual drilling activity structure and method in those jurisdictions would be restricted as well.

Turnkey Drilling Operations are Contingent on the Company’s Ability to Win Bids and on Rig Availability, and the Failure to Win Bids or Obtain Rigs for Any Reason May Have an Adverse Effect on the Company’s Financial Results.

      The Company’s results of operations from its drilling management services may be limited by the Company’s ability to obtain and successfully perform turnkey drilling contracts based on competitive bids, as well as other factors. The Company’s ability to obtain turnkey drilling contracts will largely depend on the number of these contracts available for bid, which in turn will be influenced by market prices for oil and natural gas, among other factors. Accordingly, results of the Company’s drilling management service operations may vary widely from quarter to quarter and from year to year. Furthermore, its ability to enter into turnkey drilling contracts may be constrained from time to time by the availability of GlobalSantaFe or third party drilling rigs.

Turnkey Drilling Operations Expose the Company to Additional Risks, Which Could Adversely Affect Its Profitability, Because the Company Assumes the Risk for Operational Problems and the Contracts Are on a Fixed-Price Basis.

      The Company enters into a significant number of turnkey contracts each year. The Company’s compensation under turnkey contracts depends on whether it successfully drills to a specified depth or, under some of its contracts, completes the well. Unlike dayrate contracts, where ultimate control is exercised by the operator, the Company will be exposed to additional risks when serving as a turnkey drilling contractor because the Company will make all critical decisions. Under a turnkey contract, the amount of the Company’s compensation will be fixed at the amount it bids to drill the well. Thus, the Company will not be paid if operational problems prevent performance unless the Company chooses to drill a new well at its own expense. Further, the Company must absorb the loss if unforeseen problems arise that cause the cost of performance to exceed the turnkey price. By contrast, in a dayrate contract, the customer generally retains these risks. The cost of contingencies could exceed budgeted amounts. The Company is not insured against all of these risks associated with turnkey drilling operations.

Failure to Obtain and Retain Key Personnel Could Impede Operations.

      The Company requires highly skilled personnel to operate and provide technical services and support for its business. Competition for the skilled and other labor required for deepwater and other drilling operations intensifies as the number of rigs activated or added to worldwide fleets or under construction increases. The Company currently has one premium jackup rig and two deepwater semisubmersible rigs under construction. The Company must hire full crews for these rigs before they commence operations in addition to its routine requirements for drilling crews. In periods of high utilization the Company has found it more difficult to find qualified individuals, and the possibility exists that competition for skilled and other labor for deepwater and other operations could limit the Company’s results of operations.

The Company Relies Heavily on a Small Number of Customers, and the Loss of a Significant Customer Could Have an Adverse Impact on the Company’s Financial Results.

      The Company’s contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. Total S.A. and ExxonMobil each provided approximately 12% of the Company’s consolidated revenues in 2003. The Company’s five next largest customers for 2003 (ChevronTexaco, BP, BG, BHP and AGIP), none of which individually represented more than 10% of revenues, accounted in the aggregate for approximately 27% of the Company’s 2003 consolidated revenues. ExxonMobil provided approximately 13% of the Company’s consolidated revenues in 2002. The Company’s five next largest customers for 2002 (ChevronTexaco, BP, Shell, Total and BHP), none of which individually represented more than 10% of consolidated revenues, accounted in the aggregate for approximately 35% of the Company’s 2002 consolidated revenues. The Company’s results of operations could be materially adversely affected if any of its major customers terminates its contracts with the Company, fails to renew its existing contracts or refuses to award new contracts to the Company.

      The Company’s drilling management services business is also subject to the usual risks associated with having a limited number of customers for its services. One customer, BG Group, accounted for $98.9 million, or 18.7%, of drilling management services revenues in connection with project management operations in the North Sea in 2003, substantially all of which were reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have no effect on operating income. The Company’s five next largest drilling management services customers, none of which individually represented more than 10% of drilling management services revenues, accounted in the aggregate for approximately 27% of the Company’s drilling management services revenues for 2003. One customer, Encana (U.K.) Ltd., accounted for $44.3 million, or 10.6%, of drilling management services revenues in connection with project management operations in the North Sea in 2002, substantially all of which were reimbursable revenues. The Company’s five next largest drilling management services customers, none of which individually represented more than 10% of drilling management services revenues, accounted in the aggregate for approximately 32% of the Company’s drilling management services revenues for 2002.

The Company May Suffer Losses If Its Customers Terminate or Seek to Renegotiate Their Contracts.

      Certain of the Company’s contracts with customers may be cancellable upon specified notice at the option of the customer. Other contracts require the customer to pay a specified early termination payment upon cancellation, which payments may not fully compensate the Company for the loss of the contract. Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of acts of God or excessive rig downtime for repairs, or other specified conditions. Early termination of a contract may result in a rig being idle for an extended period of time. The Company’s revenues may be adversely affected by customers’ early termination of contracts, especially if the Company is unable to recontract the affected rig within a short period of time. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. The renegotiation of a number of the Company’s drilling contracts could adversely affect the Company’s financial position, results of operations and cash flows.

Rig Upgrade, Refurbishment and Construction Projects, Including the Company’s Current Semisubmersibles and Premium Jackup Rig Construction Projects, Will Be Subject to Risks Including Delays and Cost Overruns, Which Could Have a Material Adverse Impact on the Company’s Results of Operations.

      The Company currently has two ultra-deepwater semisubmersible rigs and one premium jackup rig under construction. In addition, the Company may make major upgrade and refurbishment expenditures for its fleet. Rig upgrade, refurbishment and construction projects are subject to the risks of delay or cost overruns inherent in any large construction project, including the following:

•	shortages of materials or skilled labor;

•	unforeseen engineering problems;

•	unanticipated actual or purported change orders;

•	work stoppages;

•	financial or operating difficulties of the shipyard upgrading, refurbishing or constructing the rig;

•	adverse weather conditions;

•	unanticipated cost increases; and

•	inability to obtain any of the requisite permits or approvals.

      Significant cost overruns or delays could materially and adversely affect the Company’s financial condition and results of operations. In addition, the Company’s premium jackup and ultra-deepwater semisubmersibles currently under construction will employ advancements in technology that may lead to certain difficulties, both operational and legal, as to the Company’s use of this technology. The Company’s inability to use this technology, or to use it efficiently, could result in additional downtime or could render these rigs less competitive in the marketplace.

The Company’s Business Involves Numerous Operating Hazards and It Is Not Fully Insured Against All of Them; the Occurrence of an Uninsured or Unidentified Event Could Have a Material Adverse Effect on the Company’s Results and Financial Condition.

      The Company’s operations are subject to the usual hazards incident to the drilling of oil and natural gas wells, including blowouts, explosions, oil spills and fires. The Company’s activities are also subject to hazards peculiar to marine operations, such as collision, grounding, and damage or loss from severe weather.

      All of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company insures against, or will have indemnification from customers for some, but not all, of these risks. The Company does not generally insure against loss of revenue for rigs that are damaged or destroyed. The Company’s insurance contains various deductibles and limitations on coverage and deductibles. In light of the current volatility in the insurance markets and recent significant increases in rates, the Company may elect to change its insurance coverage, including by increasing deductibles, retentions and other limitations on coverage. Changes in coverage such as those would effectively increase the amount of risk against which the Company is not insured.

      As a result of poor underwriting results suffered by the insurance industry over the past few years and the catastrophic events of September 11, 2001, the Company has been faced with the prospect of paying significantly higher insurance premiums and/or significantly increasing its deductibles in order to offset or mitigate premium increases. As compared with its insurance obtained in the summer of 2001, the Company’s current insurance has a similar annual premium, but it is subject to significantly higher deductibles. Most notably, the Company’s deductible for insurance for rig physical damage increased from less than $500,000 to $10 million per occurrence, subject to a $20 million aggregate deductible. The Company may face increases in premiums or deductibles or both in the future.

      The occurrence of a significant event, including terrorist acts, war, civil disturbances, pollution or environmental damage, not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations, could materially and adversely affect the Company’s operations and financial condition. The Company may not be able to maintain adequate insurance in the future at rates it considers reasonable or be able to obtain insurance against certain risks.

The Company’s International Operations Involve Additional Risks Not Generally Associated With Domestic Operations, Which Could Have a Material Adverse Effect on the Company’s Operations or Financial Results.

      Risks associated with the Company’s international operations, any of which could limit or disrupt its markets or operations, include heightened risks of:

•	terrorist acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in law or interpretation of existing law;

•	assaults on property or personnel;

•	changing political conditions;

•	foreign and domestic monetary policies; and

•	travel limitations or operational problems caused by Severe Acute Respiratory Syndrome (SARS) or other public health threats.

      Additionally, the Company’s ability to compete in the international drilling market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of drilling contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the oil and natural gas industry, could reduce demand for the Company’s services, or such regulations could directly affect the Company’s ability to compete for customers.

      Eight of the Company’s land drilling rigs are located in Venezuela, which has been experiencing labor strikes and demonstrations, and in 2002 experienced an attempt to overthrow the government. The implications and results of the political, economic and social instability in Venezuela are uncertain at this time, but the instability has had and could continue to have an adverse effect on the Company’s business.

      Due to the Company’s structure and extensive foreign operations, the Company’s effective tax rate is based on the provisions of numerous tax treaties, conventions and agreements between various countries and taxing jurisdictions, as well as the tax laws of many jurisdictions. Changes in one or more of these tax regimes or changes in the interpretation of existing laws in these regimes could also have a material adverse effect on the Company.

SARS or Other Public Health Threats Could Have a Material Adverse Effect on the Company’s International Operations and Its Financial Results.

      SARS is a highly communicable disease, outbreaks of which occurred early in 2003 in Southeast Asia and other parts of the world in which the Company operates. Travel restrictions and quarantines imposed primarily in Southeast Asia posed some interference with the Company’s operations during 2003. Scientists are predicting that SARS may reappear. The reappearance of SARS or other public health threats could adversely impact the global economy, the worldwide demand for oil and natural gas and the level of demand for the Company’s services. SARS or other public health threats could also bring about quarantines of Company personnel, the inability to access the Company’s offices or rigs, or restrictions on travel to or through countries in which the Company operates. These restrictions could curtail the Company’s ability to operate its rigs. The SARS outbreak early in 2003 was most severe in Southeast Asia where the Company conducts operations and maintains offices (in Indonesia, Malaysia, Thailand and Vietnam). The Company also has two deepwater semisubmersible rigs and a premium jackup rig under construction in Singapore. Any quarantine of personnel or inability to access the Company’s offices or rigs could adversely affect the Company’s operations, including delaying the delivery of the three rigs under construction. Travel restrictions or operational problems in any part of the world in which the Company operates, or any reduction in the demand for drilling services caused by SARS or other public health threats in the future, may materially impact operations and adversely affect the Company’s financial results.

The Company May Suffer Losses as a Result of Foreign Exchange Restrictions, Foreign Currency Fluctuations and Limitations on the Ability to Repatriate Income or Capital to the U.S.

      A majority of the Company’s international drilling and services contracts are partially payable in local currency in amounts that are generally intended to approximate the Company’s estimated local operating costs, with the balance of the payments under the contract payable in U.S. dollars (except in Kuwait, Malaysia and Saudi Arabia, where the Company will likely be paid entirely in local currency). In certain jurisdictions, including Egypt and Nigeria, regulations exist which determine the amounts payable in local currency. Those amounts can exceed the local currency costs being incurred, leading to accumulations of excess local currency, which in certain instances can be subject to either temporary blocking or difficulties in converting to U.S. dollars. To the extent that the Company’s revenues denominated in local currency do not equal its local operating expenses, or during periods of idle time when no revenue is earned, the Company is exposed to currency exchange transaction losses, which could materially and adversely affect the Company’s results of operations and financial condition. The Company has not historically entered into financial hedging arrangements to manage risks relating to fluctuations in currency exchange rates.

Laws and Governmental Regulations May Add to Costs or Limit Drilling Activity.

      The Company’s business is affected by changes in public policy and by federal, state, foreign and local laws and regulations relating to the energy industry. The drilling industry is dependent on demand for services from the oil and natural gas exploration and production industry and, accordingly, the Company will be directly affected by the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons. The Company may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to the Company’s operating costs or may significantly limit drilling activity.

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

The Company May Be Limited in Its Use of Net Operating Losses.

      The Company’s ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss (“NOL”) carryforwards. The Company has established a valuation allowance against the future tax benefit of a portion of its NOL carryforwards and could be required to record an additional valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from the Company’s current estimates. The Company’s NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

      As of December 31, 2003, the Company had approximately $679.1 million of NOL carryforwards for U.S. federal income tax purposes, including an NOL carryforward of $408.4 million at November 19, 2001, related to Global Marine. The NOL carryforwards are scheduled to expire from 2004 to 2024. The Company’s NOL carryforwards are subject to review and potential disallowance upon audit by tax authorities. Section 382 of the U.S. Internal Revenue Code could limit the future use of all or some of the U.S. NOL carryforwards if the direct and indirect ownership of stock of the relevant company changes by more than 50% in certain circumstances over a prescribed testing period. The Internal Revenue Service may take the position that the Merger consummated pursuant to the business combination of Santa Fe International and Global Marine caused a greater-than-50-percent ownership change with respect to Global Marine. If the Merger did not result in such an ownership change, changes in the ownership of the Company’s ordinary shares following the Merger could result in such an ownership change. In the event of such an ownership change, the Section 382 rules would limit the utilization of the NOL carryforwards of Global Marine in each taxable year ending after the ownership change to an amount equal to a federal long-term tax-exempt rate published monthly by the Internal Revenue Service, multiplied by the fair market value of all of Global Marine’s stock at the time of the ownership change. For purposes of this calculation, the value of Global Marine’s stock could also be subject to adjustments, thereby further limiting the Company’s ability to utilize its NOL carryforwards in each taxable year thereafter.

Proposed United States Tax Law Changes Could Reduce the Company’s Net Income.

      Starting in 2002, various changes to the U.S. federal income tax code were proposed that, if enacted, could adversely affect the Company’s United States federal income tax position. Many of the proposed changes target United States corporations that have expatriated to a foreign jurisdiction and would in certain cases treat such corporations as United States corporations for United States federal income tax purposes. Several of the proposals would have retroactive application and would treat the Company as a United States corporation. Some of the proposals would impose additional limitations on the deductibility for United States federal income tax purposes of certain intercompany transactions, including intercompany interest expense. These proposals would reduce or eliminate the Company’s ability to deduct interest expense on its intercompany debt, the benefit of which was approximately $27 million in 2003 and is expected to be the same in 2004.

      At this time, it is impossible to predict what changes, if any, may be enacted and, if enacted, what effect such changes may have on the Company. However, there is a risk that changes to U.S. tax laws could substantially increase the Company’s income tax costs. If this were to occur, such changes could have a material adverse effect on the Company’s financial position and future results of operations.

The Company May Be Required to Accrue Additional Tax Liability on Certain Earnings.

      The Company has not provided for U.S. deferred taxes on the unremitted earnings of its U.S. subsidiaries and their foreign subsidiaries (“U.S. Subsidiaries”) that are permanently reinvested outside the U.S. Should the Company make a distribution from the unremitted earnings of its U.S. Subsidiaries, the Company would be required to record additional U.S. deferred taxes that, if material, would have an adverse effect on the Company’s financial position, results of operations and cash flows.

      Taxes have not been provided for in circumstances where management expects that, due to the changing demands of the offshore drilling markets, the Company’s rigs are more likely than not to be redeployed to other locations before those rigs operate in certain jurisdictions long enough to give rise to future tax consequences. In 2003, management revised its expectations relative to the continuing deployment and future tax consequences for one such rig and recorded a deferred tax liability of $24.1 million due to this change in circumstance. Should management’s expectations change regarding the length of time other rigs will be operating in a given location, the Company may be required to record additional deferred income taxes that could have a material adverse effect on its financial position, results of operations and cash flows.

Governmental Regulations and Environmental Matters Could Significantly Affect the Company’s Operations.

      The Company’s operations are subject to numerous federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. As a result, the application of these laws could have a material adverse effect on the Company’s results of operations by increasing the Company’s cost of doing business, discouraging its customers from drilling for hydrocarbons or subjecting the Company to liability. For example, the Company, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the Outer Continental Shelf, is liable for damages and for the cost of removing oil spills for which it may be held responsible, subject to certain limitations. The Company’s operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Laws and regulations protecting the environment have generally become more stringent and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. For a discussion of potential environmental liabilities affecting the Company, see “Item 3. Legal Proceedings — Environmental Matters.”

The Company May Not Be Able to Generate Sufficient Cash Flow to Meet Its Debt Service Obligations.

      The amount of debt that the Company can manage in some periods may not be as large as in other periods because the Company’s earnings and cash flows vary significantly from year to year following trends in its industry. The Company’s future cash flow may be insufficient to meet all of its debt obligations and commitments, and any insufficiency could negatively impact the Company’s business. The Company’s ability to generate cash flow from operations to pay its debt will depend on the Company’s future financial performance, which will be affected by a range of economic, competitive and business factors. The Company cannot control many of these factors, such as general economic and financial conditions in the oil and gas industry, the economy at large and competitive initiatives of the Company’s competitors.

      If the Company does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as refinancing or restructuring the Company’s debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. A refinancing may not be possible, the Company may be unable to sell assets for acceptable prices, and additional financing may not be obtained on acceptable terms, if at all. The Company’s inability to generate sufficient cash flow to satisfy all of its debt obligations, or to refinance its indebtedness on commercially reasonable terms, would materially adversely affect the Company’s financial position, results of operations and cash flows.

SFIC Holdings Has the Ability to Significantly Influence Matters on Which Shareholders May Vote

      SFIC Holdings (Cayman), Inc. (“SFIC Holdings”), a wholly owned subsidiary of Kuwait Petroleum Corporation, which is in turn wholly owned by the State of Kuwait, held approximately 18.6% of the outstanding ordinary shares of the Company at December 31, 2003.

      As long as Kuwait Petroleum Corporation and its affiliates own at least 12.5% of the outstanding ordinary shares or at least 12.5% of the outstanding voting shares, SFIC Holdings has the right to designate for election three directors of the Company. If SFIC Holdings’ interest is reduced to less than 12.5% and equal to or greater than 7.5%, the number of directors that SFIC Holdings will have the right to designate for election is reduced from three to two. If SFIC Holdings’ interest is reduced to less than 7.5% and equal to or greater than 4%, the number of directors that SFIC Holdings may designate for election is reduced from two to one. If SFIC Holdings’ interest is reduced to less than 4%, it will not have the right to designate any directors for election to the board of the Company. For purposes of determining SFIC Holdings’ ownership interest in the Company, until SFIC Holdings sells any GlobalSantaFe Ordinary Shares, only ordinary shares outstanding at the completion of the Merger are included in the calculation of the ownership percentage. Accordingly, reductions in SFIC Holdings’ percentage ownership in the Company as a result of the Company’s issuance of shares will not reduce SFIC Holdings’ board representation.

      As a result, Kuwait Petroleum Corporation, through SFIC Holdings, is able to significantly influence the management and affairs of the Company and all matters requiring shareholder approval, including the election of the Company’s Board of Directors. This concentration of ownership could delay or deter a change of control of the Company.

      Although the owners of all the ordinary shares after the Merger are entitled to one vote per share, the consent of SFIC Holdings is required to change the jurisdiction of incorporation of the Company or any existing subsidiary or to incorporate a new subsidiary in a jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates as long as Kuwait Petroleum Corporation and its affiliates own at least 10% of the outstanding ordinary shares or at least 10% of the outstanding voting shares of the Company. This restriction on the Company may limit its ability to take action it deems to be in the best interest of its other shareholders.

Some of the Directors of the Company Are Also Directors or Officers of Kuwait Petroleum Corporation or its Affiliates and May Have Interests That Are in Conflict with the Interests of Other Shareholders

      As discussed above, SFIC Holdings has the right to designate for election up to three members of the Company’s Board of Directors. The Company’s articles of association state that Kuwait Petroleum Corporation and its affiliated companies have no duty to refrain from competing with the Company. The articles of association also state that Kuwait Petroleum Corporation and its affiliated companies are not under any duty to present corporate opportunities to the Company in the event of a conflict, and that corporate opportunities offered to persons who are directors or officers of the Company and of Kuwait Petroleum Corporation or its affiliates will be allocated based principally on the capacities in which the individual director or officer is offered the opportunity. As a result, any director of the Company designated by SFIC Holdings may have potential or actual conflicts that could affect the process or outcome of board deliberations.

The Company’s Shareholders Have Limited Rights Under Cayman Islands Law

      The Company is incorporated under the laws of the Cayman Islands, and its corporate affairs are governed by its memorandum of association and its articles of association and by the Companies Law (2001 Second Revision) of the Cayman Islands. Principles of law relating to matters such as the validity of corporate procedures, the fiduciary duties of management, directors and controlling shareholders and the rights of shareholders differ from those that would apply if the Company were incorporated in a jurisdiction within the United States. Further, the rights of shareholders under Cayman Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent applicable in some U.S. jurisdictions. As a result, GlobalSantaFe’s shareholders may face more uncertainty in protecting their interests in the face of actions by the management or directors than they might have as shareholders of a corporation incorporated in a U.S. jurisdiction.

Employees

      The Company had approximately 7,100 employees worldwide at December 31, 2003, excluding approximately 1,200 persons contracted through contract labor providers. The Company requires highly skilled personnel to operate its drilling rigs and, accordingly, conducts extensive personnel training and safety programs. A total of 282 of the Company’s local employees in Nigeria and 188 of the Company’s local employees in Trinidad are represented by labor unions. The Company, through its membership in the U.K. Drilling Contractors Association, has also entered into a recognition agreement with a union which covers 836 of the Company’s 1,133 employees in the North Sea.

Executive Officers of the Registrant

      The name, age as of December 31, 2003, and office or offices currently held by each of the executive officers of the Company are as follows:

Name	Age	Office or Offices

Robert E. Rose	65	Chairman of the Board
Jon A. Marshall	52	President and Chief Executive Officer
Roger B. Hunt	54	Senior Vice President, Marketing
James L. McCulloch	51	Senior Vice President and General Counsel
W. Matt Ralls	54	Senior Vice President and Chief Financial Officer
Cheryl D. Richard	47	Senior Vice President, Human Resources
Marion M. Woolie	49	Senior Vice President, Operations
R. Blake Simmons	45	President of Applied Drilling Technology Inc.
Michael R. Dawson	50	Vice President and Controller

      Officers serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer’s principal occupation has been as an executive officer of the Company or its predecessors, Santa Fe International or Global Marine, for more than the past five years, with the exception of Messrs. Dawson and Simmons and Ms. Richard. Mr. Dawson has been the Company’s Vice President and Controller since July 2003, prior to which he served as Vice President and Treasurer for the Company. From 1999 to November 2001, he served as Vice President, Investor Relations and Corporate Communications for Global Marine. Mr. Dawson’s previous experience includes 16 years with Union Texas Petroleum Holdings, where he served as Director of Acquisitions and Portfolio Management, Director of Investor Relations and in numerous management positions in the Controller’s organization. Mr. Simmons has been President of Applied Drilling Technology Inc. since June 2003. Previously he served as Regional Vice President of GlobalSantaFe Drilling U.K. Ltd. from November 2001 to June 2003, prior to which he served as President and Managing Director of Global Marine UK Ltd. (now GlobalSantaFe Drilling U.K. Ltd.) from June 2000 to November 2001. He was GSFDC’s Vice President, Sales and Contracts from 1998 to June 2000. Ms. Richard has been the Company’s Senior Vice President, Human Resources since June 2003. Prior to joining the Company, Ms. Richard was Vice President, Human Resources, with Chevron Phillips Chemical Company from 2000 to 2003, prior to which she served in a variety of positions with Phillips Petroleum Company (now ConocoPhillips), including operational, commercial and international positions.

Item 3.	Legal Proceedings

      The Company and two of its subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the Company’s two ultra-deepwater semisubmersibles under construction in Singapore infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorney’s fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. The Company believes that the lawsuit is without merit and intends to vigorously defend it. The trial of this lawsuit has been scheduled for December 2005. The Company does not expect that the matter will have a material adverse effect on the Company’s business or financial position, results of operations or cash flows.

      A subsidiary of the Company filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary is continuing to receive payment from its insurers for claim settlements and legal costs, and expects to continue to receive such payments during the pendency of this action.

      The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. To date, the subsidiary has been named as a defendant in approximately 2,700 lawsuits, the first of which was filed in 1990. Of the 2,700 lawsuits, approximately 1,700 have been resolved, with approximately 1,000 currently pending. Over the course of the past fourteen years approximately $18.5 million has been expended to settle these claims with the subsidiary having expended $3.4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Insurers have funded the balance of the settlement costs and all legal costs associated therewith. The subsidiary has in excess of $1 billion in insurance limits that it believes will be available to cover future claims. The Company does not believe that these claims will have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

Environmental matters

      The Company has certain potential liabilities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state acts regulating cleanup of various hazardous waste disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

      The Company has been named as a PRP in connection with a site located in Santa Fe Springs, California known as the Waste Disposal, Inc. site. The Company and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) to settle their potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has now been entered by the court. The parties to the settlement have entered into a participation agreement, which makes the Company liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, the Company expects that its share of the remaining remediation costs will not exceed approximately $800,000. There are additional potential liabilities related to the site, but these cannot be quantified, and the Company has no reason at this time to believe that they will be material.

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

      The Company has been named as one of many PRPs in connection with a site located in Carson, California formerly maintained by Cal Compact Landfill. On February 15, 2002, the Company was served with a required 90-day notification that eight California cities, on behalf of themselves and other PRPs, intend to commence an action against the Company under the Resource Conservation and Recovery Act (“RCRA”). On April 1, 2002, a complaint was filed by the cities against the Company and others alleging that they have liabilities in connection with the site. However, the complaint has not been served. The site was closed in or around 1965, and the Company does not have sufficient information to enable it to assess its potential liability, if any, for this site.

      Resolutions of other claims by the EPA, the involved state agency and/or PRPs are at various stages of investigation. These investigations involve determinations of:

•	the actual responsibility attributed to the Company and the other PRPs at the site;

•	appropriate investigatory and/or remedial actions; and

•	allocation of the costs of such activities among the PRPs and other site users.

      The Company’s ultimate financial responsibility in connection with those sites may depend on many factors, including:

•	the volume and nature of material, if any, contributed to the site for which the Company is responsible;

•	the numbers of other PRPs and their financial viability; and

•	the remediation methods and technology to be used.

      It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately accrued and should not have a material effect on the Company’s financial position or ongoing results of operations. Estimated costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Other Legal Matters

      The Company and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. In the opinion of management, the Company’s ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to A Vote of Security Holders

      There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Ordinary Shares, $.01 par value per share, are listed on the New York Stock Exchange under the symbol “GSF.” The following table sets forth the high and low closing sales prices of the Company’s Ordinary Shares as reported on the New York Stock Exchange Composite Transactions Tape for the calendar periods indicated.

	Price per Share

	High	Low

2003
First Quarter	$25.02	$20.10
Second Quarter	26.35	20.35
Third Quarter	25.03	21.52
Fourth Quarter	25.30	21.03
2002
First Quarter	$33.13	$25.00
Second Quarter	36.40	27.35
Third Quarter	27.15	19.33
Fourth Quarter	26.20	21.90

      On February 27, 2004, the closing price of the Ordinary Shares, as reported by the NYSE, was $29.50 per share. As of February 27, 2004, there were 3,104 shareholders of record of Ordinary Shares. This number does not include shareholders for whom shares are held in a nominee or street name.

Dividend Policy

      On March 2, 2004, the Company’s Board of Directors declared a dividend for the first quarter of 2004 of $0.05 per share, payable on April 15, 2004, to holders of record of Ordinary Shares as of the close of business on March 31, 2004. The Company paid dividends of $0.0325 per share during each period in 2002 shown in the table above. The Company paid dividends of $0.0325 per share in the first quarter of 2003, $0.0375 per share in the second and third quarters of 2003 and $0.05 per share in the fourth quarter of 2003 and the first quarter of 2004. The dividends paid in a given quarter relate to the immediately preceding quarter. The Company’s payment of dividends in the future, if any, will be at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial condition, cash requirements, future business prospects and other factors.

Item 6.	Selected Financial Data

      In the following table, the Company’s operating results for 2002 and 2003 represent operations of the combined company. Operating results for 2001 include Global Marine’s operations for the full year and Santa Fe International’s operations from the November 2001 merger date (42 days). Selected financial data for years prior to 2001 represents the operations of Global Marine only. As a result, comparisons to prior years’ data may not be meaningful. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

GlobalSantaFe Corporation and Subsidiaries

Five-Year Review

	2003	2002	2001	2000	1999

	(In millions, except per share and operational data)
Financial Performance
Revenues:
Contract drilling	$1,370.4	$1,606.5	$960.4	$598.5	$528.5
Drilling management services	523.4	400.6	409.3	440.1	321.2
Oil and gas	20.9	10.6	13.9	20.1	8.3

Total revenues	$1,914.7	$2,017.7	$1,383.6	$1,058.7	$858.0

Operating income:
Contract drilling	$154.6	$360.2	$338.5	$184.5	$153.5
Drilling management services	31.7	28.6	33.4	21.6	13.3
Oil and gas	12.0	4.8	8.4	12.2	2.0
Gain on sale of assets(1)	—	—	35.6	—	—
Restructuring costs(2)	(3.4)	—	(22.3)	(5.2)	—
Corporate expenses	(52.7)	(61.8)	(28.1)	(24.6)	(25.5)

Total operating income	142.2	331.8	365.5	188.5	143.3

Other income (expense):
Interest expense	(67.5)	(57.1)	(57.4)	(63.6)	(56.6)
Interest capitalized	34.9	20.5	1.1	26.4	25.9
Interest income	11.2	15.1	13.9	4.0	2.7
Other(3)	25.0	2.3	(0.6)	—	—

Total other income (expense)	3.6	(19.2)	(43.0)	(33.2)	(28.0)

Income before income taxes and extraordinary item	145.8	312.6	322.5	155.3	115.3
Provision for income taxes:
Current income tax provision	26.7	53.5	22.2	12.4	3.4
Deferred income tax provision (benefit)(4)	(10.3)	(18.8)	101.5	29.0	22.4

Total provision for income taxes	16.4	34.7	123.7	41.4	25.8

Net income	$129.4	$277.9	$198.8	$113.9	$89.5

	2003	2002	2001	2000	1999

	(In millions, except per share and operational data)
Net income per ordinary share:(5)
Basic	$0.55	$1.19	$1.52	$0.98	$0.77
Diluted	$0.55	$1.18	$1.50	$0.95	$0.76
Average ordinary shares — Basic(5)	233.2	233.7	130.5	116.6	115.7
Average ordinary shares — Diluted(5)	234.9	236.5	137.5	119.3	117.6
Cash dividends declared per ordinary share(6)	$0.175	$0.13	$0.0325	$—	$—
Capital expenditures(7)	$466.0	$574.1	$158.4	$177.8	$448.1
Depreciation, depletion and amortization	$273.2	$254.4	$146.3	$107.0	$88.8
Financial Position (end of year)
Working capital	$816.2	$712.0	$722.2	$221.5	$63.4
Properties and equipment, net	$4,384.7	$4,194.0	$3,897.6	$1,940.1	$1,868.6
Total assets	$6,149.7	$5,828.7	$5,528.9	$2,396.8	$2,264.5
Long-term debt, including capital lease obligation	$1,230.9	$941.9	$929.2	$918.6	$955.3
Shareholders’ equity	$4,327.6	$4,234.2	$4,033.2	$1,270.9	$1,135.0
Operational Data
Average rig utilization — marine (8)	85%	89%	93%	84%	76%
Average rig utilization — land (8)	53%	69%	84%	NA	NA
Average revenues per day — marine (9)	$65,900	$72,400	$75,400	$59,000	$59,600
Average revenues per day — land (9)	$16,400	$17,100	17,200	NA	NA
Number of active rigs — marine (end of year)	59	58	58	33	31
Number of active rigs — land (end of year) (10)	31	30	30	NA	NA
Turnkey wells drilled	85	78	97	122	76
Turnkey well completions	31	20	22	27	16
Number of employees (end of year)	7,100	7,200	8,400	2,700	2,400

(1)	2001 amount includes a $35.1 million gain on the sale of the Glomar Beaufort Sea I concrete island drilling system, which was sold in June 2001.

(2)	Restructuring costs for 2003 represent changes in estimated restructuring costs associated with Global Marine recorded in 2001 in connection with the Merger (see “Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations — Merger with Santa Fe International”). Restructuring costs for 2000 relate to a restructuring program by Global Marine to streamline its organization and improve efficiency.

(3)	Includes $22.3 million awarded to the Company in 2003 as a result of the settlement of claims filed in 1993 with the United Nations Compensation Commission for losses suffered as a result of the Iraq invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures.

(4)	2001 amount includes a $47.2 million charge for increased valuation allowances, partially offset by adjustments to prior years’ tax contingencies.

(5)	Income per share data for years prior to 2001 has been restated to reflect the effect of the exchange ratio of 0.665 established in the merger agreement.

(6)	In 2001, cash dividends declared per ordinary share included a regular quarterly cash dividend of $0.0325 per ordinary share approved by the Company’s Board of Directors in December 2001. Global Marine historically did not pay dividends on its common stock.

(7)	Capital expenditures include $16.6 million, $19.2 million and $6.4 million of capital expenditures related to the Company’s rig building program that had been accrued but not paid as of December 31, 2003, 2002 and 2001, respectively.

(8)	The average rig utilization rate for a period represents the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.

(9)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of reimbursed expenses, totaling $39.5 million, $74.9 million, $26.5 million, $14.4 million and $20.8 million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Average revenues per day including these reimbursed expenses would have been $67,700, $74,500, $77,800, $61,700 and $62,500 for the Company’s marine rigs and $17,300, $18,000 and $18,600 for the Company’s land rigs. Global Marine had no land rig operations prior to the Merger in November 2001. The calculation of average revenues per day excludes all contract drilling revenues related to the Company’s platform rig operations.

(10)	Totals for 2001 and 2002 exclude Rig 159, which was designated as held for sale as of December 31, 2002 and 2001. This rig was returned to the Company’s operating fleet during the third quarter of 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company is a worldwide oil and gas drilling contractor, owning or operating a fleet of over 90 marine and land drilling rigs. The Company’s fleet currently includes 13 floating rigs, 45 cantilevered jackup rigs, 31 land rigs and one platform rig. The Company currently has two ultra-deepwater semisubmersibles and one high-performance jackup under construction. The Company also operates two semisubmersible rigs for third parties under a joint venture agreement. During 2003, the Company announced its plans to exit its platform rig operations, which have historically not had a material effect on the Company’s consolidated operating results. The Company or its affiliates currently maintain two platform rigs for third parties.

      As part of the Company’s goal of enhancing long-term shareholder value, the Company is currently considering the possibility of selling its land rig fleet assets provided that the Company receives value from such a sale, if any, that the Company deems fair in light of the quality of these assets and the Company’s long-term market outlook for these assets. The net book value of the Company’s land drilling fleet totaled $190.9 million at December 31, 2003.

      The Company provides oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. The Company also provides oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

      The Company derives substantially all of its revenues from its contract drilling and drilling management services operations, which depend on the level of activity in offshore and onshore oil and natural gas exploration and development drilling in markets worldwide. These operations are subject to a number of risks, many of which are outside the control of the Company. For a discussion of these risks, see “Item 1. and 2. Business and Properties — Risk Factors.”

Critical Accounting Policies and Estimates

      The Company’s consolidated financial statements are impacted by the accounting policies used and the assumptions and estimates made by management during their preparation. These policies, assumptions and estimates affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. The following is a discussion of the Company’s most significant accounting policies and assumptions as well as the use of estimates.

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

      Depreciation and amortization. The Company depreciates its rigs and equipment over their remaining estimated useful lives. The Company’s estimates of these remaining useful lives may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry.

      Jackup drilling rigs and semisubmersibles are currently depreciated over lives ranging from 15 to 30 years, with salvage values of $0.5 million and $1.0 million, respectively, per rig. All land drilling rigs are depreciated over 15-year lives with no salvage value. Drillships, with the exception of the Glomar Explorer, are depreciated over 20-year lives, with salvage values of $1.0 million per rig. The Glomar Explorer is being depreciated over approximately 28 years, which represents the time that remained on its 30-year lease as of the date it entered service following its conversion to a drillship, with no salvage value.

      Impairment of Rigs and Drilling Equipment. The Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144, among other things, requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value and establishes criteria to determine when a long-lived asset is classified as available for sale. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

      The Company’s determination of impairment of rigs and drilling equipment, if any, requires estimates of undiscounted future cash flows. Actual impairment charges, if any, are recorded on the basis of an estimate of discounted future cash flows utilizing a discount rate based upon the Company’s cost of capital. Estimation of future cash flows expected to be generated by the Company’s rigs and drilling equipment requires the Company to estimate dayrates and utilization in future periods. Actual future amounts may vary from estimates due to changes in market conditions, technological advances in the industry or changes in regulations governing the industry.

      Oil and Gas Properties. The Company uses the full-cost method of accounting for oil and gas exploration and development costs. Under this method of accounting, the Company capitalizes all costs incurred in the acquisition, exploration, and development of oil and gas properties by cost center (country) and amortizes such costs, together with estimated future development and dismantlement costs, using the units-of-production method.

      Costs of offshore unproved properties and development projects are not amortized until they are fully evaluated or, in the case of development projects, ready for their intended use. All unproved properties are reviewed periodically to ascertain if impairment has occurred. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of proved oil and gas properties that exceed the present value of estimated future net revenues are charged to expense.

      Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Intersegment Turnkey Drilling Profits

      The Company defers all turnkey drilling profit related to wells in which a wholly owned subsidiary of the Company, Challenger Minerals Inc. (“CMI”), was the operator and defers a portion of turnkey profit based on the share of CMI’s costs in the case of properties in which CMI holds a working interest. This turnkey profit is credited to the Company’s full cost pool of oil and gas properties and is then recognized through a lower depletion rate as reserves are produced.

Revenue Recognition

      The Company’s contract drilling business provides rigs and rig crews to customers on a dayrate basis. Dayrate contracts can be for a specified period of time or the time required to drill a specified well or number of wells. Revenues and expenses from dayrate drilling operations, which are classified under contract drilling services, are recognized on a per-day basis as the work progresses. Lump-sum fees received as compensation for the cost of relocating drilling rigs from one major operating area to another, whether received up-front or upon termination of the drilling contract, are recognized as earned, which is generally over the term of the related drilling contract.

      The Company also designs and executes specific offshore drilling or well-completion programs for customers at fixed prices under short-term “turnkey” contracts. Revenues and expenses from turnkey contracts, which are classified under drilling management services, are earned and recognized upon completion of each contract.

      The Company recognizes revenue from oil and gas production at the time title transfers.

      The Company recognizes as revenue reimbursements (referred to as reimbursable revenues) received from customers for certain out-of-pocket expenses incurred by the Company (such expenses are referred to as reimbursable expenses). Reimbursable revenues have no effect on operating income.

Income Taxes

      The Company is a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the tax laws and rates in effect in the countries in which operations are conducted and income is earned.

      The Company’s ability to realize the benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has established a valuation allowance against the future tax benefit of a portion of its NOL carryforwards and could be required to record an additional valuation allowance if market conditions deteriorate and future earnings are below, or are projected to be below, its current estimates.

      The Company has not provided for U.S. deferred taxes on the unremitted earnings of its U.S. subsidiaries and their foreign subsidiaries (“U.S. Subsidiaries”) that are permanently reinvested outside the U.S. Should the Company make a distribution from the unremitted earnings of its U.S. Subsidiaries, the Company would be required to record additional U.S. deferred taxes.

      Taxes have not been provided for in circumstances where management expects that, due to the changing demands of the offshore drilling markets, the Company’s rigs are more likely than not to be redeployed to other locations before those rigs operate in certain jurisdictions long enough to give rise to future tax consequences. Should management’s expectations change regarding the length of time other rigs will be operating in a given location, the Company may be required to record additional deferred taxes that could have a material adverse effect on its financial position, results of operations and cash flows.

Goodwill

      The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has defined reporting units within its contract drilling segment based upon economic and market characteristics of these units. All of the goodwill recorded in connection with the Merger has been allocated to the jackup drilling fleet reporting unit, as these rigs were the primary source of value in the Merger discussions and negotiations. The estimated fair value of this reporting unit for purposes of the Company’s annual goodwill impairment testing is based upon the present value of its estimated future net cash flows, utilizing a discount rate based upon the Company’s cost of capital.

      At December 31, 2003, Goodwill in the Company’s Consolidated Balance Sheet totaled approximately $352.1 million, substantially all of which was recorded in connection with the Merger (see Note 1 of Notes to the Consolidated Financial Statements). Goodwill decreased by $34.8 million from $386.9 million at December 31, 2002, due primarily to the adjustment during 2003 of certain pre-Merger foreign tax contingencies.

Stock-based Compensation

      The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company’s common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, is charged to expense over the vesting period. No compensation cost has been recognized for any of the

Company’s outstanding stock options, all of which have exercise prices equal to or greater than the market price of the stock on the date of grant.

      Statement of Accounting Standards No. 148, “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” however, requires the Company to estimate the fair value of outstanding stock-based compensation awards for its pro forma disclosures (see Note 2 of Notes to Consolidated Financial Statements). The Company uses an option-pricing model (Black-Scholes) to estimate the fair values of these awards, which requires various assumptions as to risk-free interest rates, stock volatility, dividend yield and expected lives of awards.

Self-insurance Accruals

      The Company is self-insured for certain losses related to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. The Company maintains accruals in its consolidated balance sheet to cover the estimated self-insurance retention. These accruals are based on certain assumptions developed utilizing historical data to project future anticipated losses. Loss estimates in the calculation of these accruals are periodically adjusted based upon actual claims settlements and reported claims.

Pension Cost and Other Postretirement Benefits

      The Company’s pension costs and liabilities are actuarially determined based on certain assumptions including expected long-term rates of return on plan assets, rate of increase in future compensation levels and the discount rate used to compute future benefit obligations. Actual results could differ materially from these actuarially determined amounts.

      The Company uses a December 31 measurement date for its pension and postretirement benefit plans. The following weighted average assumptions were used to determine the Company’s pension benefit obligations:

	December 31, 2003		December 31, 2002

	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans

Discount rate	6.25%	5.50%	6.75%	6.75%
Rate of compensation increase	4.50%	4.25%	4.50%	4.75%

      The following weighted average assumptions were used to determine the Company’s net periodic pension cost:

	Year Ended December 31,

	2003		2002		2001

	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans

Discount rate	6.75%	6.75%	7.25%	6.75%	7.50%	6.75%
Expected long-term rate of return on plan assets	9.00%	8.00%	9.00%	8.00%	9.00%	8.00%
Rate of compensation increase	4.50%	4.75%	4.50%	4.75%	6.00%	4.75%

      The discount rate used to calculate the net present value of future benefit obligations at December 31, 2003 and 2002, and pension costs for the years ended December 31, 2003, 2002 and 2001, for the Company’s U.S. plans is based on the average of current rates earned on long-term bonds that receive a Moody’s rating of Aa or better.

      The Company employs third-party consultants for its U.S. plans who use a portfolio return model to assess the initial reasonableness of the expected long-term rate of return on plan assets assumption. Using asset class return, variance, and correlation assumptions, the model produces both the expected return and the distribution of possible returns (at every fifth percentile) for the chosen portfolio. Return assumptions developed by the Company’s consultants are forward-looking gross returns. The building block approach used by the portfolio return model begins with the current Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. The model then adds corporate bond spreads and equity risk premiums based on current market conditions, to develop the return expectations for each asset class based on the investment mix for the Company’s pension plans. The volatility and correlation assumptions are also forward-looking: they take into account historical relationships, but are adjusted by the Company’s consultants to reflect expected capital market trends.

      Following is a summary of how changes in the assumed discount rate and expected return on assets, assuming all other factors remain unchanged, would affect the net periodic pension and postretirement benefit expense for 2003 and related pension and postretirement benefit obligations as of December 31, 2003:

				Return on Plan
		Discount Rate		Assets

	2003	+0.25%	-0.25%	+0.25%	-0.25%

	(In millions)
Net Periodic Pension Cost:
U.S. plans	$30.7	$29.1	$32.2	$30.2	$31.2
U.K. plans	$11.8	$10.9	$13.5	$11.6	$11.9
Accumulated Benefit Obligation:
U.S. plans	$261.8	$254.0	$269.6	N/A	N/A
U.K. plans	$118.6	$111.7	$126.0	N/A	N/A
Projected Benefit Obligation:
U.S. plans	$312.0	$302.3	$321.7	N/A	N/A
U.K. plans	$135.8	$127.7	$144.6	N/A	N/A

      The calculation of the Company’s other postretirement benefits costs and liabilities includes the weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits. This assumption is based on data available to management at the time the assumption is made.

      For further discussion of the components of the Company’s net periodic pension cost and funded status of the Company’s pension plans, see Note 9 of Notes to the Consolidated Financial Statements.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates. The Company bases these estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results, however, could differ from these estimates.

      The following is a discussion of other critical accounting estimates, in addition to those discussed above:

Allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on analysis of historical collection activity. Factors that may affect this estimate include changes in the financial position of a major customer or significant changes in the prices of oil or natural gas.

Turnkey drilling costs. The Company typically relies on detailed cost estimates created by project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted when final actual project costs have been determined, which may result in adjustments to previously recorded amounts.

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

Future cash flows. The Company’s estimates of future cash flows are based on the most recent currently available market and operating data for the applicable asset or reporting unit at the time the estimate is made. In addition to goodwill or asset impairment analyses and fair value calculations discussed above, cash flow estimates are also used to determine certain tax-related valuations.

Merger with Santa Fe International — Restructuring Costs

      On November 20, 2001, Global Marine merged with a subsidiary of Santa Fe International and became a wholly owned subsidiary of Santa Fe International, which was renamed GlobalSantaFe Corporation at the time of the Merger.

      In connection with the Merger, the Company implemented a restructuring program that included the consolidation of Santa Fe International’s administrative office in Dallas, Texas, Global Marine’s administrative office in Lafayette, Louisiana, and Global Marine’s administrative office in Houston, Texas, into a single administrative office in Houston, the consolidation of Santa Fe International’s and Global Marine’s North Sea administrative offices in Aberdeen, Scotland, and the separation of 169 employees from the Company. The employee functions affected were primarily corporate support in nature and included accounting, information technology, and employee benefits, among others. Approximately 60% of the affected positions were located in Dallas, 23% were located in Houston and Lafayette, and the remaining 17% were located in Aberdeen. All of the activities related to this restructuring program were substantially complete as of December 31, 2003.

      Estimated restructuring costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001. Changes in estimated costs, consisting mainly of refinements of cost estimates related to the closure of Global Marine’s office discussed below, and payments related to these restructuring costs for the period from November 20, 2001, to December 31, 2003, are summarized as follows:

			Office
	Employee	Other	Closures and	Directors’
	Severance	Compensation	Consolidation	Separation and
Restructuring Costs:	Costs	Expense	of Facilities	Other Costs	Total

	($ in millions)
Houston and Lafayette Offices:
Number of Employees — 38
Restructuring Expense	$8.2	$4.6	$4.1	$3.8	$20.7
2001 payments	—	(4.6)	—	(1.3)	(5.9)

Liability at 12/31/01	8.2	—	4.1	2.5	14.8
Changes in estimated costs	(2.2)	—	2.6	(0.5)	(0.1)
2002 payments	(2.6)	—	(2.1)	—	(4.7)

Liability at 12/31/02	3.4	—	4.6	2.0	10.0
Changes in estimated costs	0.5	—	4.0	—	4.5
2003 payments	(2.2)	—	(2.9)	—	(5.1)

Liability at 12/31/03	1.7	—	5.7	2.0	9.4

Aberdeen Office:
Number of Employees — 16
Restructuring Expense	1.3	—	0.2	0.1	1.6
2001 payments	(0.4)	—	—	—	(0.4)

Liability at 12/31/01	0.9	—	0.2	0.1	1.2
Changes in estimated costs	(0.1)	—	0.3	(0.1)	0.1
2002 payments	(0.7)	—	(0.5)	—	(1.2)

Liability at 12/31/02	0.1	—	—	—	0.1
Changes in estimated costs	0.2	—	—	—	0.2
2003 payments	(0.3)	—	—	—	(0.3)

Liability at 12/31/03	—	—	—	—	—

			Office
	Employee	Other	Closures and	Directors’
	Severance	Compensation	Consolidation	Separation and
Restructuring Costs:	Costs	Expense	of Facilities	Other Costs	Total

	($ in millions)
Total:
Number of Employees — 54
Restructuring Expense	9.5	4.6	4.3	3.9	22.3
2001 payments	(0.4)	(4.6)	—	(1.3)	(6.3)

Liability at 12/31/01	9.1	—	4.3	2.6	16.0
Changes in estimated costs	(2.3)	—	2.9	(0.6)	—
2002 payments	(3.3)	—	(2.6)	—	(5.9)

Liability at 12/31/02	3.5	—	4.6	2.0	10.1
Changes in estimated costs	0.7	—	4.0	—	4.7
2003 payments	(2.5)	—	(2.9)	—	(5.4)

Liability at 12/31/03	$1.7	$—	$5.7	$2.0	$9.4

      Estimated costs related to the closure of Global Marine Inc.’s former Houston, Texas, office were originally based on the assumption that this office space would be subleased to a third party. Based on current Houston commercial real estate market conditions, the Company now believes it is probable that it will not be able to sublease this office space before the end of the lease term. As a result, the Company has now accrued the entire liability under the lease.

      Estimated costs associated with Santa Fe International’s employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of SFAS No. 141, “Business Combinations.” Changes in estimated costs, consisting primarily of costs associated with employee terminations and further employee relocation costs, and payments related to this liability for the period from November 20, 2001, to December 31, 2003, are summarized as follows:

			Office
	Employee	Employee	Closures and	Directors’
	Severance	Relocation	Consolidation	Separation and
Purchase Price:	Costs	Costs	of Facilities	Other Costs	Total

	($ in millions)
Number of Employees — 115
Costs included in purchase price:	$9.6	$5.4	$11.5	$1.2	$27.7
2001 payments	(0.1)	—	—	(0.3)	(0.4)

Liability at 12/31/01	9.5	5.4	11.5	0.9	27.3
Changes in estimated costs	4.8	2.8	—	(0.4)	7.2
2002 payments	(11.6)	(7.7)	(1.2)	(0.2)	(20.7)

Liability at 12/31/02	2.7	0.5	10.3	0.3	13.8
Changes in estimated costs	0.8	—	(0.2)	(0.3)	0.3
2003 payments	(3.5)	(0.5)	(2.6)	—	(6.6)

Liability at 12/31/03	$—	$—	$7.5	$—	$7.5

      In addition to the amounts in the above table, Santa Fe International paid $10.0 million in 2001 at the time of the Merger to SFIC Holdings in consideration for SFIC Holdings’ consent to the Merger. This consent was required pursuant to an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings that required the consent of SFIC Holdings to, among other things, significant corporate actions by Santa Fe International, including the issuance of equity securities, sale of significant assets or a change in the corporate domicile of Santa Fe International or any of its subsidiaries. See “Risk Factors — SFIC Holdings Has the Ability to Significantly Influence Matters on Which Shareholders May Vote.”

      As of December 31, 2003, the Company’s remaining liability in connection with its merger-related restructuring activities totaled $16.9 million, consisting of the following: $13.2 million related to office closures and consolidation of facilities, which will be relieved over the remaining terms of the various office leases ranging up to 4 1/2 years; $1.7 million related to employee separation costs, which will be paid out pursuant to the terms of various severance agreements, over terms ranging up to three years from the date of separation; and $2.0 million related to special retirement termination costs, which will be satisfied pursuant to the payment terms of the retirement plans affected.

Current Market Conditions

      The drilling business has historically been cyclical; marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles are volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of the Company’s customers and the highly competitive nature of the offshore drilling industry. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. A summary of current market conditions in the Company’s areas of operations follows:

      North Sea. The Company’s North Sea fleet currently includes four semisubmersibles, four cantilevered heavy-duty harsh environment (“HDHE”) jackups, three cantilevered jackups and a platform rig. Although the current industry utilization for semisubmersibles in the North Sea is only slightly above 50%, the Company has been successful in securing contracts for two of its three idle semisubmersibles commencing late in the first quarter of 2004. While the Company expects demand to increase during the spring, industry utilization is not expected to increase to a level that would support a material improvement in dayrates during 2004.

      The market for HDHE jackup rigs in the North Sea has improved and the Company has observed a number of recent tenders for HDHE work. The GSF Galaxy III is contracted into early 2005 and is committed to another operator for HDHE work commencing in mid-2005, continuing into early 2007. The GSF Galaxy I and the GSF Magellan each have contracts commencing in May 2004, with both programs expected to extend into late third quarter 2004. The GSF Monarch continues under a long-term contract extending into late 2004. The standard specification jackups GSF Labrador and GSF Adriatic XI will both experience some idle time during the first quarter of 2004 with the GSF Labrador commencing a one-well contract in March 2004. The Company expects the market for standard specification jackups to strengthen in the spring. The Britannia continues under a long-term contract that extends into late 2004.

      U.S. Gulf of Mexico. The Company currently operates ten cantilevered jackups and two semisubmersibles in the U.S. Gulf of Mexico market. With the mobilization of a number of jackups to other markets by industry participants, the supply and demand outlook for jackups is improving, although this market continues to be characterized by short-term contracts. During the fourth quarter of 2003, the Company experienced full employment of its jackup rig fleet in the U.S. Gulf of Mexico while the industry utilization rate for all jackups in the area averaged 75% for the same period. Average dayrates for the Company’s jackups increased approximately 14% during the fourth quarter of 2003 from third quarter levels.

      Although the U.S. Gulf of Mexico market for semisubmersibles is expected to remain weak through at least the first half of 2004, the Company was successful in securing a contract for the GSF Celtic Sea commencing in early March 2004 for an initial period of approximately five months. The GSF Arctic I commenced a new contract in October 2003 and the Company expects the rig to remain under contact until the third quarter of 2004.

      Ultra-deepwater market. Industry-wide, the ultra-deepwater market has shown signs of improvement recently as evidenced by a number of contract awards for deepwater rigs in the U.S. Gulf of Mexico and West Africa. For the past several quarters, this market has been characterized by shorter term work with the potential for downtime between contracts. While this spot market softness still exists, the Company believes that recent and prospective contract awards may lead to a better balance between supply and demand and consequently to greater backlog and higher dayrates for the premium equipment in this asset class later in 2004 and into 2005. The Company currently operates three drillships in the ultra-deepwater market, with all three of those rigs currently located in the U.S. Gulf of Mexico. Upon completion of a contract in Mauritania

(West Africa), the Glomar Jack Ryan mobilized to the U.S. Gulf of Mexico in the first quarter of 2004 for a minimum one-well contract. Following the project in the Gulf of Mexico, the rig is likely to move to Brazil for a multiple well project. The Glomar Explorer transferred from one customer to another in February 2004 for a one-well contract, and while there are prospects for the rig following this commitment, none have yet developed into a contract. The GSF C.R. Luigs is expected to continue under contract with its current customer for the foreseeable future.

      The Company currently has two ultra-deepwater semisubmersibles under construction. The first of these, the GSF Development Driller I, is scheduled for delivery around the end of the second quarter of 2004 and the Company is bidding the rig against several long-term projects. However, most of those opportunities have commencement dates in 2005, so the Company will be attempting to find shorter term work for the rig in the interim. The second rig, the GSF Development Driller II, is scheduled for delivery around the end of the first quarter of 2005, after which it will mobilize to the Gulf of Mexico for a three-year contract.

      West Africa. The Company currently operates two semisubmersibles and nine cantilevered jackups in this market. Both of the Company’s semisubmersibles in this market are contracted until mid 2004. The West Africa jackup market continues to be heavily influenced by the level of rig demand in Nigeria, traditionally the area with the largest concentration of rigs in this market. Utilization continued to decrease during the fourth quarter of 2003 mainly as a result of rigs coming off contracts in Nigeria due to operators experiencing funding difficulties with their partner, the Nigerian national oil company. The industry utilization rate was only 60% in January 2004. The Company anticipates that the funding difficulties will be resolved and the West Africa market will strengthen generally through the year. Notwithstanding the recent market weakness, the Company has been successful in contracting its three idle jackups to return to work by the end of February 2004. In February 2004, the Company was awarded contracts for two jackups for a long term project in Angola, utilizing one jackup from Equatorial Guinea and one from the U.S. Gulf of Mexico. The contracts are scheduled to commence in August 2004 with a duration of 2 1/2 years each.

      Middle East and Mediterranean. The Company currently operates six cantilevered jackups in the Middle East region, three cantilevered jackups in the Mediterranean region offshore North Africa and has a moored drillship cold-stacked in Egypt. Given the relatively high level of demand for jackups in these regions, the Company expects all nine of its jackups in these regions to be fully utilized throughout 2004.

      Southeast Asia. Utilization in this region has remained high and the Company has observed an increase in dayrates with recent contract awards. The Company currently operates seven cantilevered jackups in this market. The recently constructed GSF Constellation I commenced a multi-well contract in August 2003 but encountered difficulty in positioning near a platform due to seabed conditions. The rig suffered leg damage and is currently undergoing repairs in Singapore. The rig will mobilize to Trinidad during March 2004. The Company’s remaining six jackup rigs in this region are expected to be fully employed throughout 2004.

      Other. The Company currently operates one semisubmersible and one HDHE jackup offshore eastern Canada. The semisubmersible commenced a two-year contract in July 2003. The jackup is currently idle but is contracted to commence a two-well contract in June 2004. In Trinidad and Tobago, the Company expects both the GSF Adriatic VII and the GSF Monitor to remain under contract with their current customers for the balance of 2004. As discussed above, the GSF Constellation I is expected to mobilize to Trinidad in March for a three-year contract. A sister rig, the GSF Constellation II, is currently under construction in Singapore and is scheduled for delivery around the end of the first quarter of 2004. Upon delivery, the rig will mobilize to Argentina for an approximate nine-month contract.

      Land drilling fleet. The Company owns 31 land drilling rigs, with 19 of these located in the Middle East (12 rigs in Kuwait, four in Saudi Arabia and three in Oman), four in North Africa and eight in Venezuela. Seven of the Company’s 12 land rigs in Kuwait are currently operating, five of which are contracted into the third quarter of 2004. The Company expects its four land rigs in Egypt to be fully utilized through the third quarter of 2004. In Oman, the Company secured new four-year term contracts for two of its three land rigs. In Venezuela, one of the Company’s eight land rigs has returned to work and the Company is negotiating contracts for two more projects.

      As part of the Company’s goal of enhancing long-term shareholder value, the Company is currently considering the possibility of selling its land rig fleet assets provided that the Company receives value from such a sale, if any, that the Company deems fair in light of the quality of these assets and the Company’s long-term market outlook for these assets. The net book value of the Company’s land drilling fleet totaled $190.9 million at December 31, 2003.

Operating Results

      The Company’s operating results for 2003 and 2002 reflect a full year of operations for the combined company, while the Company’s results of operations for 2001 include Global Marine’s operations for the full year and Santa Fe International’s operations from November 20, 2001 (42 days). As a result, year-to-year comparisons between 2002 and 2001 may not be meaningful.

      Data relating to the Company’s operations by business segment follows:

		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

	($ in millions)
Revenues:
Contract drilling	$1,373.1	(15)%	$1,619.0	66%	$974.1
Drilling management	528.4	27%	416.8	0%	417.3
Oil and gas	20.9	97%	10.6	(24)%	13.9
Less: intersegment revenues	(7.7)	(73)%	(28.7)	32%	(21.7)

	$1,914.7	(5)%	$2,017.7	46%	$1,383.6

Operating income:
Contract drilling	$154.6	(57)%	$360.2	6%	$338.5
Drilling management	31.7	11%	28.6	(14)%	33.4
Oil and gas	12.0	150%	4.8	(43)%	8.4
Gain on sale of assets (1)	—	N/A	—	(100)%	35.6
Restructuring costs	(3.4)	N/A	—	(100)%	(22.3)
Corporate expenses	(52.7)	(15)%	(61.8)	120%	(28.1)

	$142.2	(57)%	$331.8	(9)%	$365.5

(1)	In June 2001, the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45.0 million, resulting in a pretax gain in the amount of $35.1 million.

     Operating income for 2003 decreased by $189.6 million to $142.2 million from $331.8 million for 2002 due primarily to lower utilization and dayrates for the Company’s drilling fleet and an increase in the Company’s restructuring liability as discussed above. These factors were partially offset by higher average natural gas prices and production, lower corporate expenses and increased turnkey drilling activity.

Contract Drilling Operations

      Data with respect to the Company’s contract drilling operations follows:

		Increase/		Increase/
	2003	(Decrease)	2002 (3)	(Decrease) (3)	2001 (3)

	($ in millions)
Contract drilling revenues by area: (1)
U.S. Gulf of Mexico	$291.6	(15)%	$342.0	(25)%	$458.7
North Sea	253.3	(44)%	453.4	187%	158.0
West Africa	255.5	21%	210.3	23%	170.7
Southeast Asia	153.1	25%	122.7	837%	13.1
Middle East	139.0	(20)%	173.2	640%	23.4
North Africa	104.5	12%	93.4	2,569%	3.5
South America	25.8	(71)%	89.2	(30)%	127.4
Other	150.3	11%	134.8	598%	19.3

	$1,373.1	(15)%	$1,619.0	66%	$974.1

Average marine rig utilization by area:
U.S. Gulf of Mexico	95%	6%	90%	(4)%	94%
North Sea	73%	(14)%	85%	(3)%	88%
West Africa	79%	(8)%	86%	(11)%	97%
Southeast Asia	86%	5%	82%	(18)%	100%
Middle East	100%	1%	99%	(1)%	100%
North Africa	86%	(4)%	90%	463%	16%
South America	72%	(28)%	100%	6%	94%
Other	79%	(18)%	96%	(4)%	100%
Total average rig utilization:
Marine rigs	85%	(4)%	89%	(4)%	93%
Land rigs	53%	(23)%	69%	(18)%	84%
Average revenues per day: (2)
Marine rigs	$65,900	(9)%	$72,400	(4)%	$75,400
Land rigs	$16,400	(4)%	$17,100	(1)%	$17,200

(1)	Includes revenue earned from affiliates.

(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of reimbursed expenses, totaling $39.5 million, $74.9 million and $26.5 million, respectively, for the years ended 2003, 2002, and 2001. Average revenues per day including these reimbursed expenses would have been $67,700, $74,500 and $77,800 for 2003, 2002 and 2001, respectively, for the Company’s marine rigs and $17,300, $18,000 and $18,600 for 2003, 2002 and 2001, respectively, for the Company’s land rigs. The calculation of average revenues per day excludes all contract drilling revenues related to the Company’s platform rig operations.

(3)	Operating results for 2003 and 2002 represent the operations of the combined company. Operating results for 2001 include the results of Global Marine for the full period and the results of Santa Fe International from November 20, 2001 (42 days). As a result, year-to-year comparisons between 2002 and 2001 may not be meaningful.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

      Contract drilling revenues decreased by $245.9 million to $1,373.1 million for 2003, compared to $1,619.0 million for 2002. Lower dayrates and utilization for the Company’s marine drilling fleet accounted for $105.9 million and $77.8 million, respectively, of this decrease and lower utilization for the Company’s land rigs accounted for an additional $35.3 million. The remainder of this decrease was due to lower reimbursable and other revenues, which decreased by $18.9 million and $8.0 million, respectively. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have no effect on operating income. Other revenues include rig mobilization fees and miscellaneous fees including labor, material, rental, handling and incentive bonuses.

      The decreases attributable to the marine drilling fleet were due primarily to both lower dayrates and utilization for the North Sea and West Africa fleets, lower dayrates for the Middle East drilling fleet and the GSF Arctic I and the GSF C. R. Luigs in the U.S. Gulf of Mexico and lower utilization of the GSF Grand Banks off the east coast of Canada, which was idle through the first half of 2003. These decreases in marine drilling revenues were offset in part by increases in both dayrates and utilization for the Company’s U.S. Gulf of Mexico jackup fleet and by an increase in utilization for GSF Rig 136 in Southeast Asia, which was undergoing upgrades during a substantial portion of 2002. The decrease in utilization for the Company’s land fleet was due primarily to the Company’s rigs in Venezuela, which were idle for substantially all of 2003, along with lower utilization for the Company’s rigs in Kuwait.

      The mobilization of marine rigs between the geographic areas shown below also affected each area’s revenues and utilization noted in the table above. These mobilizations were as follows:

Completion
Rig	Rig Type	From	To	Date

Glomar Jack Ryan	Drillship	U.S. Gulf of Mexico	South America	Mar-02
Glomar Jack Ryan	Drillship	South America	U.S. Gulf of Mexico	May-02
Glomar Jack Ryan	Drillship	U.S. Gulf of Mexico	Other (Australia)	Oct-02
GSF Labrador	Cantilevered Jackup	South America	North Sea	May-02
GSF Baltic	Cantilevered Jackup	South America	West Africa	Jul-02
GSF Grand Banks	Semisubmersible	North Sea	Other (Canada)	Jul-02
GSF Adriatic III	Cantilevered Jackup	South America	U.S. Gulf of Mexico	Aug-02
GSF Adriatic VI	Cantilevered Jackup	North Sea	West Africa	Nov-02
GSF Rig 135	Semisubmersible	North Sea	West Africa	Jan-03
GSF Adriatic IV	Cantilevered Jackup	U.S. Gulf of Mexico	North Africa	Mar-03
Glomar Jack Ryan	Drillship	Other (Australia)	West Africa	Aug-03
GSF Monitor	HDHE Jackup	North Sea	South America	Oct-03

      Contract drilling operating expenses before intersegment eliminations decreased by $56.1 million, or 5.6%, for 2003 compared 2002, due primarily to decreases in repair and maintenance expenses, reimbursable expenses, Merger-related transition expenses incurred in 2002, and lower labor expense. The decrease in repair and maintenance expense was due to repair projects performed on several of the Company’s marine rigs in 2002, offset in part by repairs and maintenance work performed concurrent with upgrades on the Glomar Grand Banks in 2003. The decrease in labor expense was due primarily to the lower utilization of the North Sea, West Africa and Middle East drilling fleets discussed above, offset in part by an increase in pension expense. The Company recorded approximately $14.8 million of Merger-related transition expenses in its contract drilling operations during 2002, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International.

      Contract drilling depreciation expense increased by $16.5 million to $265.2 million from $248.7 million in 2002, due primarily to upgrades on several of the Company’s marine rigs during 2002 and the addition of the GSF Constellation I, which was placed into service in August 2003.

      The effects of the lower dayrates and utilization and higher depreciation expense discussed above were reflected in the Company’s operating income and margin for contract drilling operations, which decreased to $154.6 million and 11.3%, respectively, for the year ended December 31, 2003, from $360.2 million and 22.2%, respectively, for 2002.

      The Company’s contract drilling backlog at December 31, 2003, totaled approximately $996.6 million, of which approximately $513.7 million is expected to be realized in 2004. Contract drilling backlog at December 31, 2002 was $1.2 billion.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

      Contract drilling revenues increased by $644.9 million to $1,619.0 million in 2002 compared to $974.1 million in 2001 due primarily to $686.8 million from the addition of the Santa Fe International rigs to the Company’s drilling fleet, partially offset by lower dayrates and utilization in the U.S. Gulf of Mexico.

      The Company’s operating profit margin for contract drilling operations decreased to 22% in 2002 from 35% in 2001 due primarily to the addition of land drilling operations, which have historically operated at substantially lower margins than the Company’s offshore fleet, and lower average dayrates in the U.S. Gulf of Mexico, along with an increase in depreciation expense due to the adjustment of the carrying values of the Santa Fe International rigs to their estimated market value in connection with the Merger. In addition, the Company’s contract drilling operating results for 2002 were impacted by accelerated repair and maintenance expenditures on several rigs that were relocating, undergoing upgrades or idle, as well as a painting and maintenance project on one of its semisubmersibles. In accordance with its normal practice, the Company took advantage of idle rig time in the North Sea and elsewhere to perform repair, maintenance and upgrade work on several of its idle rigs.

      The Company also recorded approximately $14.8 million of Merger-related transition expenses in its contract drilling operations during 2002, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International and are not considered indicative of the Company’s ongoing operations.

Drilling Management Services

      Results of operations from the Company’s drilling management services may be limited by certain factors, in particular the ability of the Company to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. The Company’s ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Accordingly, results of the Company’s drilling management service operations may vary widely from quarter to quarter and from year to year.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

      Drilling management services revenues increased by $111.6 million to $528.4 million for the year ended December 31, 2003, from $416.8 million in 2002. This increase in revenues consisted primarily of $61.9 million attributable to a net increase in reimbursable revenues, $49.2 million attributable to an increase in the number of turnkey projects performed and $11.3 million attributable to increases in daywork and other revenues, offset in part by a $10.8 million decrease attributable to lower average revenues per turnkey project. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have no effect on operating income. The Company completed 116 turnkey projects in 2003, (85 wells drilled and 31 well completions) as compared to 98 turnkey projects in 2002 (78 wells drilled and 20 well completions).

      Drilling management services operating income increased to $31.7 million for 2003 from $28.6 million in 2002, as a result of the increase in turnkey drilling activity noted above, while operating margin decreased to 6.0% in 2003 from 6.9% in 2002, due primarily to lower margins achieved on turnkey wells drilled in 2003 and the increase in reimbursable revenues noted above. The lower margins achieved on turnkey wells drilled in 2003 resulted from losses totaling $7.8 million on eight of the 116 turnkey projects completed in 2003, compared to losses totaling $3.1 million on five of the 98 turnkey projects completed in 2002. The Company also recognized $2.1 million of estimated losses in the fourth quarter of 2002 related to a well in progress at December 31, 2002, which the Company completed at a loss in the first quarter of 2003. This well is not included in the 2003 losses noted above. Operating income for the 2002 period also includes $1.5 million of revenue earned in the first quarter of 2002 related to a turnkey well drilled in the North Sea in December 2000, in which the Company was entitled to additional payments based on cumulative production from the well.

      Results for the years ended December 31, 2003 and 2002, were also favorably affected by downward revisions to cost estimates of wells completed in prior periods totaling $4.8 million and $3.1 million, respectively, offset by the deferral of turnkey drilling profit totaling $12.1 million and $16.3 million, respectively, related to wells in which CMI was either the operator or held a working interest. This turnkey profit has been credited to the Company’s full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

      As of December 31, 2003, the Company’s drilling management services backlog was approximately $42 million, all of which is expected to be realized in 2004. The Company’s drilling management services backlog was approximately $118 million at December 31, 2002.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

      Drilling management services revenues decreased by $0.5 million to $416.8 million in 2002 from $417.3 million in 2001. The decrease in revenues consisted of a $59.8 million decrease attributable to fewer turnkey projects completed and an $8.7 million decrease in daywork and other revenues, partly offset by a $36.0 million increase in reimbursable revenues and an increase of $32.0 million attributable to higher average revenues per turnkey project. The Company completed 98 turnkey projects in 2002 (78 wells drilled and 20 well completions) as compared to 119 turnkey projects in 2001 (97 wells drilled and 22 well completions).

      Drilling management services operating income decreased by $4.8 million to $28.6 million in 2002 from $33.4 million in 2001, and operating margin decreased to 6.9% in 2002 from 8.0% in 2001. These decreases were due primarily to the deferral of turnkey profit totaling $16.3 million and $9.9 million for 2002 and 2001, respectively, related to wells in which CMI was either the operator or held a working interest. Excluding the deferral of this profit, drilling management services operating income increased by $1.6 million to $44.9 million for 2002 from $43.3 million in 2001, due primarily to improved turnkey drilling performance in 2002 as compared to 2001. The Company incurred losses totaling $3.1 million on five of the 98 turnkey projects completed in 2002 compared to losses totaling $13.5 million on 11 of the 119 turnkey projects completed in 2001. The Company also recognized $2.1 million of estimated losses in the fourth quarter of 2002 related to a well in progress at December 31, 2002, which the Company completed at a loss in the first quarter of 2003.

General and Administrative Expenses

      General and administrative expenses decreased to $47.8 million for the year ended December 31, 2003, from $58.4 million for 2002 due primarily to lower management bonus accruals and professional fees. The lower management bonus accruals were a result of the Company’s lower operating results for 2003 as compared to 2002. The decrease in professional fees resulted primarily from non-recurring professional fees incurred during 2002 as part of the Company’s transition expenses, discussed below.

      General and administrative expenses increased to $58.4 million in 2002 as compared to $26.0 million in 2001 due primarily to increases in personnel from the inclusion of Santa Fe International operations as a result of the Merger, transition expenses and an increase in pension expense. Transition expenses included in general and administrative expenses totaled approximately $7.9 million in 2002. Transition expenses for 2001 were not material. Transition expenses, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International, are not considered to be indicative of the Company’s ongoing operations. Pension expense included in general and administrative expenses increased to $10.1 million in 2002 as compared to $3.5 million in 2001 due primarily to the inclusion of expenses related to legacy Santa Fe International plans, lower returns on plan assets and plan changes to conform benefits under the legacy pension plans as a result of the Merger.

Other

      Operating income for 2001 also includes a gain of $35.1 million on the sale of the Glomar Beaufort Sea I concrete island drilling system, which was sold in June 2001.

Other Income and Expense

      Interest expense was $67.5 million for 2003, $57.1 million for 2002 and $57.4 million for 2001. The increase in interest expense in 2003 compared to 2002 was due primarily to the issuance of the 5% Notes on February 11, 2003, as discussed in “Liquidity and Capital Resources — Financing and Investing Activities,” offset in part by the effects of fixed-for-floating interest rate swaps on a portion of the Company’s long-term debt. For a discussion of these fixed-for-floating swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Fair Value Risk.”

      The Company capitalized $34.9 million, $20.5 million and $1.1 million of interest costs in 2003, 2002 and 2001, respectively, in connection with the Company’s rig expansion program discussed in “Liquidity and Capital Resources  — Financing and Investing Activities.”

      Interest income decreased to $11.2 million for the year ended December 31, 2003, from $15.1 million in 2002, as a result of lower interest rates earned in 2003 on the Company’s cash, cash equivalents and marketable securities balances, offset in part by an increase in cash and cash equivalents balances resulting from the issuance of the 5% Notes. Interest income increased to $15.1 million in 2002 from $13.9 million in 2001 due to increased average cash, cash equivalents and marketable securities balances, primarily as a result of the Merger, and cash generated from operations, offset in part by lower interest rates earned in 2002 on the Company’s cash, cash equivalents and marketable securities balances.

      Other income totaled $25.0 million for the year ended December 31, 2003, due primarily to $22.3 million awarded to the Company in 2003 as a result of the settlement of claims filed in 1993 with the United Nations Compensation Commission (“UNCC”) for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures. Other income totaled $2.3 million in 2002, due primarily to net gains totaling $4.0 million recorded on embedded derivative financial instruments associated with two-year variable-dayrate contracts for two of the Company’s cantilevered jackups. See discussion in “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.” These net gains in 2002 were offset in part by a $1.1 million loss on the sale of long-term marketable securities related to one of the Company’s retirement plans.

Income Taxes

      The Company’s effective income tax rates for financial reporting purposes were approximately 11% for the years ended December 31, 2003 and 2002, and 38% for 2001. The effective rate for 2003 was reduced by the effect of the $22.3 million UNCC settlements discussed above, partially offset by a net total of $3.2 million of other discrete items. The lower effective tax rates for 2003 and 2002 compared to 2001 were due in part to the addition of the Santa Fe International operations, which increased earnings in international jurisdictions that are taxed at generally lower rates, and a valuation allowance recorded against Global Marine’s net operating loss (“NOL”) carryforwards in 2001, discussed below. The 2003 and 2002 effective tax rates were further lowered by approximately $27 million of reduced annual tax costs related to intercompany debt incurred in connection with the Merger.

      The Company decreased its cumulative valuation allowance against its foreign NOL carryforwards by $18.1 million in 2003, due to revised expectations with respect to future taxable income in various foreign jurisdictions.

      In 2001, the Company recorded a valuation allowance against the NOL carryforwards of Global Marine and its subsidiaries. The effect of that valuation allowance was to increase 2001 tax expense by $47.2 million. The Company’s ability to realize the benefit of Global Marine’s U.S. NOL carryforwards requires that the Company achieve a certain level of future earnings in the United States prior to the expiration of its NOL carryforwards. Reduced activity levels in the U.S. Gulf of Mexico in 2001 contributed to a decrease in the expected future earnings of the Company’s U.S. subsidiaries. Also, as a result of the Merger, the expiration dates of the Company’s NOL carryforwards were accelerated by one year, decreasing the number of years available to fully utilize the NOL carryforwards before they expire. Based upon anticipated market conditions in the United States as of December 31, 2003 and 2002, the Company did not adjust the valuation allowance against the U.S. NOL carryforwards of Global Marine during 2003 or 2002.

      Taxes have not been provided for in circumstances where management expects that, due to the changing demands of the offshore drilling markets, the Company’s rigs are more likely than not to be redeployed to other locations before those rigs operate in certain jurisdictions long enough to give rise to future tax consequences. In 2003, management revised its expectations relative to the continuing deployment and future tax consequences for one such rig and recorded a deferred tax liability of $24.1 million due to this change in circumstance. Should management’s expectations change regarding the length of time other rigs will be operating in a given location, the Company may be required to record additional deferred taxes that could have a material adverse effect on its financial position, results of operations and cash flows.

      The Company intends to permanently reinvest all of the unremitted earnings of its U.S. Subsidiaries in their businesses. As a result, the Company has not provided for U.S. deferred taxes on $1.4 billion of cumulative unremitted earnings at December 31, 2003. Should the Company make a distribution from the unremitted earnings of its U.S. Subsidiaries, the Company would be required under current law to record additional U.S. deferred taxes that could have a material adverse effect on its financial position, results of operations and cash flows.

      Starting in 2002, various changes to the U.S. federal income tax code were proposed that, if enacted, could adversely affect the Company’s United States federal income tax position. Many of the proposed changes target United States corporations that have expatriated to foreign jurisdictions and would in certain cases treat such corporations as United States corporations for United States federal income tax purposes. Several of the proposals would have retroactive application and would treat the Company as a United States corporation. Some of the proposals would impose additional limitations on the deductibility for United States federal income tax purposes of certain intercompany transactions, including intercompany interest expense. These proposals would reduce or eliminate the Company’s ability to deduct interest expense on its intercompany debt, the benefit of which was discussed above. The 2004 benefit is expected to be similar to that recorded in 2003 and 2002.

      At this time, it is impossible to predict what changes, if any, may be enacted and, if enacted, what effect such changes may have on the Company. However, there is a risk that changes to U.S. tax laws could substantially increase the Company’s income tax costs. If this were to occur, such changes could have a material adverse effect on the Company’s financial position and future results of operations.

Transactions With Affiliates

      In connection with the initial public offering of Santa Fe International, Santa Fe International entered into an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings, which agreement was amended in connection with the Merger. The intercompany agreement, as amended, provides that, as long as Kuwait Petroleum Corporation and its affiliates, in the aggregate, own at least 10% of the Company, the consent of SFIC Holdings is required to change the jurisdiction of any existing subsidiary of the Company or incorporate a new subsidiary in any jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates or reincorporate the Company in another jurisdiction. The intercompany agreement, as amended, also provides SFIC Holdings the right to designate up to three representatives to the Company’s Board of Directors based on SFIC Holdings’ ownership percentage in the Company and provides SFIC Holdings rights to access information concerning the Company. At December 31, 2003, SFIC Holdings held approximately 18.6% of the outstanding ordinary shares of the Company.

      The Company provides contract drilling services in Kuwait to the Kuwait Oil Company, K.S.C. (“KOC”), a subsidiary of Kuwait Petroleum Corporation, and also provides contract drilling services to a partially owned affiliate of KOC in the Kuwait-Saudi Arabian Partitioned Neutral Zone. Such services are performed pursuant to drilling contracts containing terms and conditions and rates of compensation which materially approximate those that are customarily included in arm’s-length contracts of a similar nature. In connection therewith, KOC provides the Company rent-free use of certain land and maintenance facilities and has committed to providing same, subject to the availability of the maintenance facilities, through the current term of the drilling contracts and extensions thereof as may be agreed. In relation to its drilling business in Kuwait, the Company has an agency agreement with a subsidiary of Kuwait Petroleum Corporation that obligates the Company to pay an agency fee based on a percentage of revenues. The Company believes the terms of this agreement are more favorable than those which could be obtained with an unrelated third party in an arm’s-length negotiation, but the value of such terms is currently immaterial to the Company’s results of operations.

      During the year ended December 31, 2003, the Company earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $45.6 million and paid $444,000 of agency fees pursuant to the agency agreement. During the year ended December 31, 2002, the Company earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $62.7 million and paid $586,000 of agency fees pursuant to the agency agreement. During the period following the Merger until December 31, 2001, the Company earned revenues from KOC and its affiliate totaling $6.9 million and paid $80,000 of agency fees. At December 31, 2003 and 2002, the Company had accounts receivable from affiliates of Kuwait Petroleum Corporation of $6.8 million and $11.1 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

      The Company’s primary sources of liquidity are its cash and cash equivalents, marketable securities and cash generated from operations. As of December 31, 2003, the Company had $846.8 million of cash, cash equivalents and marketable securities, all of which were unrestricted. The Company had an additional $70.0 million of marketable securities with remaining maturity dates in excess of one year at December 31, 2003, all of which were unrestricted. These long-term securities are included in “Other assets” on the Consolidated Balance Sheets at December 31, 2003. The Company had $736.5 million in cash, cash equivalents and marketable securities at December 31, 2002, all of which were unrestricted. Cash generated from operating activities totaled $399.9 million, $551.1 million and $413.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      In September 2003, the Company filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission under which the Company may offer to sell from time to time any combination of the following securities: (i) unsecured debt securities consisting of notes, debentures or other evidences of indebtedness, (ii) ordinary shares, par value $0.01 per share, (iii) preference shares, (iv) depositary shares, (v) warrants and (vi) securities purchase contracts and units, for an aggregate initial public offering price not to exceed $1.0 billion. The Company does not currently have any plans to offer any securities under this registration statement.

Investing Activities

      The Company has contracts with PPL Shipyard PTE, Ltd. of Singapore (“PPL”) for construction of two ultra-deepwater semisubmersibles and one high-performance jackup, with options for up to two additional similarly priced semisubmersibles. The Company does not intend to exercise these options. In June 2003, the Company took delivery of the GSF Constellation I, the first of two high-performance jackups ordered from PPL, at a total construction cost of $133 million, excluding an estimated $19 million of capitalized interest, capital spares, startup expenses and mobilization costs. Estimated cash outlays in connection with the construction of the remaining high-performance jackup, the GSF Constellation II, excluding capitalized interest, startup costs, capital spares and mobilization costs, are also expected to total approximately $133 million. Of the $133 million for the GSF Constellation II, $118 million had been incurred as of

December 31, 2003. A total of approximately $73 million was incurred in 2003, and an additional $15 million is expected to be incurred in 2004. Estimated cash outlays in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, startup costs, capital spares and mobilization costs, are expected to total approximately $570 million, or an average of $285 million per rig. Of the $570 million, $436 million had been incurred as of December 31, 2003. A total of approximately $139 million was incurred for these two rigs in 2003, an additional $112 million is expected to be incurred in 2004 and $22 million is expected to be incurred in 2005. The GSF Constellation II is expected to be delivered around the end of the first quarter of 2004 and the first of the two ultra-deepwater semisubmersibles, the GSF Development Driller I, is expected to be delivered in the second quarter of 2004. The second ultra-deepwater semisubmersible, the GSF Development Driller II, is expected to be delivered near the end of the first quarter of 2005. The Company expects to fund the construction and startup of these rigs from its existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

      In December 2003, the Company announced that BP America Production Company (“BP”) awarded a three-year contract to the GSF Development Driller II for BP’s Atlantis project in the U.S. Gulf of Mexico. The estimated 20-well project has a total contract value of approximately $200 million, and is expected to commence on July 1, 2005. The Company has also received a commitment from Total for the jackup GSF Constellation II for a six-well contract off the coast of Argentina beginning in August 2004. The Company is actively marketing the GSF Development Driller I, but has not yet secured a contract for deployment upon completion. The Company’s ability to obtain a contract for this rig and the terms of such contract will depend on market conditions. See “Risk Factors — The Company Does Not Have a Drilling Contract for One of Its Semisubmersibles Under Construction, and Without a Contract This Vessel Will Not Generate Revenues Following Completion of Construction” and “Risk Factors — A Competitor is Seeking to Enjoin the Company’s Use of the Dual Drilling Capabilities in United States Waters of the Two Semisubmersibles Under Construction, and If Such an Injunction Were Issued in the United States or Elsewhere, the Company’s Ability to Market, Obtain Contracts For and Generate Revenues From the Vessels Could Be Adversely Affected.”

      Capital expenditures for 2003 totaled $466 million, including $276 million in connection with the construction of the Company’s newbuild marine rigs discussed above, $104 million for major upgrades to the marine fleet, $32 million for other purchases and replacements of capital equipment, $35 million for capitalized interest, $13 million (net of intersegment eliminations) for oil and gas operations and $6 million for other capital expenditures.

Financing Activities

      In January 2003, in order to take advantage of an attractive financing structure, the Company entered into a lease-leaseback arrangement with a European bank related to the Company’s Britannia cantilevered jackup. Pursuant to this arrangement, the Company leased the Britannia to the bank for a five-year term for a lump-sum payment of approximately $37 million, net of origination fees of approximately $1.5 million. The bank then leased the rig back to the Company for a five-year term with an effective annual interest rate based on the 3-month British Pound Sterling LIBOR plus a margin of 0.625%, under which the Company makes annual lease payments of approximately $8.0 million, payable in advance. The Company has classified this arrangement as a capital lease.

      In February 2003, the Company issued $250 million of 5% Notes due 2013 (the “5% Notes”) and received cash proceeds of approximately $247.4 million after deduction for discount, underwriting fees and other related expenses. The Company invested the net proceeds in marketable securities. Interest on the 5% Notes is payable on February 15 and August 15 of each year. No principal payments are required with respect to the 5% Notes prior to their final maturity date.

      Other significant financing activities during the year ended December 31, 2003, were as follows:

•	Paid quarterly dividends of $7.6 million ($0.0325 per ordinary share) in January 2003 for the fourth quarter of 2002, $8.7 million ($0.0375 per ordinary share) in April 2003 for the first quarter of 2003, and $8.8 million ($0.0375 per ordinary share) in July 2003 for the second quarter of 2003.

•	Announced in September 2003 that the Company’s Board of Directors increased the regular quarterly cash dividend for the third quarter of 2003 to $0.05 per ordinary share from $0.0375 per ordinary share. The dividend in the amount of $11.7 million was paid on October 15, 2003, to shareholders of record as of the close of business on September 30, 2003.

Other

      During the third quarter of 2003, the Company also funded $38.0 million of accrued pension liabilities related to the Company’s various pension plans.

      The Company’s debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 22.3% at December 31, 2003, compared to 18.2% at December 31, 2002. The Company’s total debt includes the current portion of its capitalized lease obligations, which totaled $9.8 million and $1.8 million at December 31, 2003, and December 31, 2002, respectively.

Future Cash Requirements

      As of December 31, 2003, the Company had total long-term debt and capital lease obligations, including the current portion of its capital lease obligations, of $1,240.7 million and shareholders’ equity of $4,327.6 million. Long-term debt consisted of $338.7 million (net of discount) Zero Coupon Convertible Debentures due 2020; $301.4 million (net of discount) 7 1/8% Notes due 2007; $296.9 million (net of discount) 7% Notes due 2028; $254.4 (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $49.3 million. The Company was in compliance with its debt covenants at December 31, 2003.

      Annual interest on the 7 1/8% Notes is $21.4 million, payable semiannually each March and September. Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. Annual interest on the 5% Notes is $12.5 million, payable semiannually each February and August. No principal payments are due under any of the three issues until the maturity date.

      The Company may redeem the 7 1/8% Notes, the 7% Notes and the 5% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the 5% Notes, the Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes contain limitations on the Company’s ability to incur indebtedness for borrowed money secured by certain liens and on its ability to engage in certain sale/leaseback transactions. The Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes continue to be obligations of Global Marine Inc., and GlobalSantaFe Corporation has not guaranteed any of these obligations. GlobalSantaFe Corporation is the sole obligor under the 5% Notes.

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

      In August 2002, the Company’s Board of Directors authorized the Company to repurchase up to $150 million of its ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the year ended December 31, 2003. At December 31, 2003, $98.6 million of this authorized amount remained available for future purchases.

      CMI currently holds a 16% working interest in a development project in the North Sea. CMI’s portion of the development costs of this project is expected to total approximately £14.7 million ($25.0 million). A total of approximately $10.1 million was incurred in 2003, and an additional $14.9 million is expected to be incurred in 2004.

      Total capital expenditures for 2004 are currently estimated to be approximately $443 million, including $195 million in connection with the construction of the three remaining newbuild marine rigs, $96 million for major upgrades to the marine fleet, $107 million for other purchases and replacements of capital equipment, $31 million for capitalized interest, $8 million (net of intersegment eliminations) for oil and gas operations and $6 million for other capital expenditures.

      The Company has various commitments primarily related to its debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs. The Company expects to fund these commitments from its existing cash and cash equivalents and future cash flow from operations.

      The following table summarizes the Company’s contractual obligations at December 31, 2003:

	Payments Due by Period

		Less than			After 5
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	Years

	(In millions)
Principal payments on long-term debt(1)	$1,206.6	$—	$356.6	$300.0	$550.0
Interest payments	718.8	54.9	109.8	88.4	465.7
Capital lease obligations(2)	72.6	9.8	19.6	11.6	31.6
Non-cancellable operating leases	57.4	13.5	19.9	13.3	10.7
Construction and development commitments(3)	163.9	141.9	22.0	—	—

Total contractual obligations	$2,219.3	$220.1	$527.9	$413.3	$1,058.0

(1)	Represents cash payments required. Long-term debt totaled $1,191.4 million, net of unamortized discount, at December 31, 2003. Holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures as early as June 23, 2005. The repurchase obligation at that time is included in the “1 — 3 Years” column.

(2)	Represents cash payments required. A portion of these obligations is recorded on the Company’s balance sheet at net present value at December 31, 2003.

(3)	Consists of newbuild construction commitments discussed in “Financing and Investing Activities” and CMI development project discussed above.

     As part of the Company’s goal of enhancing long-term shareholder value, the Company has from time to time considered and actively pursued business combinations, the acquisition or construction of suitable additional drilling rigs and other assets or the possible sale of existing assets. If the Company decides to undertake a business combination or an acquisition or additional construction projects, the issuance of additional debt or additional shares could be required.

      The Company believes it will be able to meet all of its current obligations, including working capital requirements, capital expenditures, lease obligations, construction and development commitments and debt service, from its existing cash, cash equivalents and total marketable securities balances and future cash flow from operations.

Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides three alternative methods of transition and disclosure requirements for a voluntary change to the fair value based method of accounting for stock-based employee compensation: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. In addition to providing compensation cost recognition methods, SFAS No. 148 also requires certain disclosures, including the accounting method used for each period presented, a description of the method used to report the change in accounting principle and continuing tabular presentation of proforma net income and earnings per share effects for any awards outstanding under the intrinsic value method of Accounting Principles Board Opinion No. 25. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has reflected the disclosure provisions of SFAS No. 148 in Note 2 of Notes to the Condensed Consolidated Financial Statements, and currently accounts for stock-based compensation using the intrinsic value method under APB Opinion No. 25.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, or variable-interest entities (“VIEs”). FIN 46 originally became effective for public entities with VIEs created before February 1, 2003, at the beginning of the first interim or annual reporting period starting after June 15, 2003. In December 2003, the FASB issued FIN 46-R, which amended FIN 46 to extend its effective date until the first quarter of 2004 for all types of entities except special purpose entities. In addition, FIN 46-R also limited the scope of FIN 46 to exclude certain joint ventures or other entities that meet the characteristics of businesses. Upon the applicable effective date, FIN 46 will become the guidance that determines whether consolidation is required and whether the variable-interest accounting model must be used to account for existing and new entities. The Company does not believe that it currently has any VIEs within the scope of FIN 46.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, entered into or modified after May 31, 2003, and otherwise was effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In December 2003, the FASB issued a revision of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision (“the revised SFAS No. 132”) retains some of the disclosure requirements of SFAS No. 132 and requires additional pension and postretirement disclosures, including, among others, the types of securities included in plan assets, a description of investment policies and strategies related to the investment of plan assets, and methods used to determine assumptions for calculating pension and potsretirement benefit liabilities and costs. In addition, the revised SFAS No. 132 requires certain disclosures about net periodic benefit cost and funding information to be included in interim reports. The revised SFAS No. 132 is effective for fiscal years ending after December 31, 2003, and for interim periods beginning after December 31, 2003. The disclosures related to the Company’s pension plans included in Note 9 of Notes to the Consolidated Financial Statements include all relevant disclosures required by the revised SFAS No. 132.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

      Two of the Company’s cantilevered jackup rigs are currently operating under similar dayrate contracts that expose the Company to commodity price risk. These two-year agreements, expiring in May 2004 and October 2004, respectively, each contain a variable-dayrate formula linked to crude oil prices, whereby dayrates earned under these contracts increase or decrease in response to increases or decreases in oil prices. Dayrates under these agreements are calculated using a sliding scale formula based on the arithmetic average of the daily closing price of Light Sweet Crude on the New York Mercantile Exchange (“NYMEX”), subject to a maximum of $28.00 per barrel and a minimum of $12.00 per barrel.

      The variable-dayrate formula contained in these agreements consists of multiple embedded derivative financial instruments as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The net fair values, based upon market price, of the embedded derivatives in each of these contracts at December 31, 2003, were assets of approximately $2.2 million and $3.4 million, respectively, or $5.6 million in the aggregate. The fair values of these embedded derivatives fluctuate in response to changes in oil prices.

      The Company has engaged third-party consultants to perform sensitivity analyses to assess the impact of these risks based on a hypothetical ten percent increase or decrease in NYMEX Light Sweet Crude futures prices over the remaining lives of these agreements at December 31, 2003. Oil prices are dependent on many factors that are impossible to forecast, and actual oil price increases or decreases could be greater than the hypothetical ten percent change.

      Based upon these analyses, a ten percent increase in average NYMEX oil prices over the remaining lives of these agreements would increase the net fair values of the embedded derivatives contained in these contracts by $0.1 million and $0.5 million, respectively. Conversely, a ten percent decrease in oil prices over the lives of these agreements would decrease the net fair value of the embedded derivatives by approximately $0.4 million and $0.9 million, respectively.

      As part of the Company’s overall risk management strategy, the Company has entered into a number of commodity caps, swaps and floors designed to mitigate its exposure to fluctuations in fair values of the embedded derivatives in these contracts resulting from changes in oil prices. The net fair values of the derivative financial instruments at December 31, 2003, represented a total obligation of $5.6 million.

      These embedded derivative financial instruments and related commodity caps, swaps and floors have not been designated as hedges. Accordingly, all changes in the fair values of these instruments are recognized currently in earnings.

Interest Rate Risk

      In 1998, the Company entered into fixed-price contracts for the construction of two dynamically positioned, ultra-deepwater drillships, the GSF C.R. Luigs and the Glomar Jack Ryan, which began operating in April and December 2000, respectively. Pursuant to two 20-year capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the “Lessors”), which now own the drillships and lease them to the Company. The Company has deposited with three large foreign banks (the “Payment Banks”) amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million (the “Defeasance Payment”). In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases and the Lessors have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships.

      The Company has interest rate risk in connection with these fully defeased financing leases for the Glomar Jack Ryan and GSF C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreements. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, the Company will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the December 31, 2003, LIBOR rate of 4.04% were to continue over the next nine years, the Company would be required to fund an additional estimated $57 million during that period. Any additional payments made by the Company pursuant to the financing leases would increase the carrying value of its leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. The Company does not expect that, if required, any additional payments made under these leases would be material to its financial position, results of operations or cash flows in any given year.

      The Company does not consider its exposure to interest rate fluctuations to be material to its financial position, results of operations or cash flows.

Fair Value Risk

      Investments. The objectives of the Company’s investment strategy are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As a result, the Company’s short-term investment portfolio at December 31, 2003, consisted primarily of high credit quality commercial paper, U.S. Treasury notes, Eurodollar debt securities and money market funds, all with original maturities of less than twelve months. The Company believes that the carrying value of these investments approximated market value at December 31, 2003, due to the short-term nature of these instruments. The Company also held approximately $70.0 million of U.S. Treasury notes with remaining maturities of 13 to 18 months at December 31, 2003, that were classified as “Other assets” on the Consolidated Balance Sheets. The fair value of these securities totaled $70.1 million at December 31, 2003.

      Long-term debt. The Company’s long-term debt is subject to fair value risk due to changes in market interest rates. In addition, the fair value of the Company’s zero coupon convertible debt is subject to changes in the market price of the Company’s ordinary shares.

      The estimated fair value of the Company’s $300 million principal amount 7 1/8% Notes due 2007, based on quoted market prices, was $339.2 million at December 31, 2003, compared to the carrying amount of $301.4 million. The estimated fair value of the Company’s $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $331.5 million at December 31, 2003, compared to the carrying amount of $296.9 million. The estimated fair value of the Company’s $600 million Zero Coupon Convertible Debentures due 2020, based on quoted market prices, was $344.3 million at December 31, 2003, compared to the carrying amount of $338.7 million. The estimated fair value of the Company’s $250 million principal amount 5% Notes due 2013, based on quoted market prices, was $250.6 million at December 31, 2003, compared to the carrying amount of $254.4 million.

      The Company has engaged third-party consultants to assess the impact of changes in interest rates and share prices on the fair values of its long-term debt based on a hypothetical ten-percent increase in market interest rates and a hypothetical ten-percent decrease in the price of its ordinary shares. Market interest rate and share price volatility are dependent on many factors that are impossible to forecast, and actual interest rate increases and share price decreases could be more severe than the hypothetical ten-percent change.

      Based upon these sensitivity analyses, if prevailing market interest rates had been ten percent higher at December 31, 2003, and all other factors affecting the Company’s debt remained the same, the fair value of the Company’s 7% Notes due 2028, as determined on a present-value basis using prevailing market interest rates, would have decreased by $23.4 million or 7%, the fair value of the 5% Notes due 2013 would have decreased by $9.4 million or 4%, and the fair values of the Company’s 7 1/8% Notes due 2007 and the Company’s zero coupon convertible debt would have decreased by less than one percent. With respect to the Company’s zero coupon convertible debt, if the market price of the Company’s ordinary shares had been ten percent lower at December 31, 2003, and all other factors remained the same, the decrease in the fair value of the zero coupon convertible debt would have been less than one percent.

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

      In October 2002, the Company entered into a fixed-for-floating interest rate swap with a notional amount of $50 million, effective October 2002 through September 2007. This interest rate swap is intended to manage a portion of the fair value risk related to the Company’s 7 1/8% Notes due 2007 (the “7 1/8% Notes”). Under the terms of this swap, the Company has agreed to pay the counterparty an interest rate equal to the six-month LIBOR rate plus 330 basis points on the notional amount, and the Company will receive the fixed 7 1/8% rate. The estimated fair value of this swap was an asset of approximately $1.6 million at December 31, 2003. The Company has designated this swap as a fair value hedge of a portion of the 7 1/8% Notes.

      In August 2003, the Company entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $100 million, effective August 2003 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to the Company’s 5% Notes due 2013 (the “5% Notes”). Under the terms of these swaps, the Company has agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.247% to 0.40% on the notional amounts and the Company will receive the fixed 5.00% rate. The estimated aggregate fair value of these swaps at December 31, 2003, was an asset of $5.0 million. The Company has designated these swaps as fair-value hedges of a portion of the 5% Notes.

      In connection with the sensitivity analyses performed relative to the fair values of the Company’s long-term debt discussed above, similar analyses were performed to assess the impact of market interest rate movements on the fair values of the fixed-for-floating swaps related to the 5% Notes. Based upon these analyses, if prevailing market interest rates had been ten percent higher at December 31, 2003, and all other factors affecting these swaps had remained the same, the aggregate fair value of the fixed-for-floating interest rate swaps, as determined on a present-value basis using prevailing market interest rates, would have decreased by $3.7 million or 74%.

      With respect to the Company’s fixed-for-floating interest rate swap related to the 7 1/8% Notes, if prevailing market interest rates had been ten percent higher at December 31, 2003, and all other factors had remained the same, the fair value of the fixed-for-floating interest rate swap, as determined on a present-value basis, would have decreased by $0.5 million or 31%.

Foreign Currency Risk

      The Company, through its international operations, is subject to foreign currency risk. This risk arises from holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company attempts to minimize this currency risk by seeking international drilling contracts payable in local currency in amounts equal to its estimated local currency-based operating costs and in U.S. dollars for the balance of the contract. As a result of this strategy, the Company has minimized its net asset or liability positions denominated in local currencies and has not experienced significant gains or losses associated with changes in currency exchange rates. Accordingly, the Company has not entered into financial hedging transactions to manage risks relating to fluctuations in currency exchange rates. The Company may, however, enter into such transactions in the future should the Company assume significant foreign currency risks.

Credit Risk

      The market for the Company’s services and products is the offshore oil and gas industry, and the Company’s customers consist primarily of major integrated international oil companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and has not historically required material collateral. The Company maintains reserves for potential credit losses, and such losses have been within management’s expectations.

      The Company’s cash deposits were distributed among various banks in the areas of the Company’s operations throughout the world as of December 31, 2003. In addition, the Company had commercial paper, money-market funds and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result, the Company believes that credit risk in such instruments is minimal.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of GlobalSantaFe Corporation

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of GlobalSantaFe Corporation and subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 12, 2004

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001 (1)

	(In millions, except per share data)
Revenues:
Contract drilling	$1,370.4	$1,606.5	$960.4
Drilling management	523.4	400.6	409.3
Oil and gas	20.9	10.6	13.9

Total revenues	1,914.7	2,017.7	1,383.6

Expenses:
Contract drilling	950.6	997.6	480.0
Drilling management	491.7	371.9	375.7
Oil and gas	5.8	3.6	3.4
Depreciation, depletion and amortization	273.2	254.4	146.3
Gain on sale of assets	—	—	(35.6)
Restructuring costs	3.4	—	22.3
General and administrative	47.8	58.4	26.0

	1,772.5	1,685.9	1,018.1

Operating income	142.2	331.8	365.5
Other income (expense):
Interest expense	(67.5)	(57.1)	(57.4)
Interest capitalized	34.9	20.5	1.1
Interest income	11.2	15.1	13.9
Other	25.0	2.3	(0.6)

Total other income (expense)	3.6	(19.2)	(43.0)

Income before income taxes	145.8	312.6	322.5
Provision for income taxes:
Current income tax provision	26.7	53.5	22.2
Deferred income tax provision (benefit)	(10.3)	(18.8)	101.5

Total provision for income taxes	16.4	34.7	123.7

Net income	$129.4	$277.9	$198.8

Earnings per ordinary share:
Basic	$0.55	$1.19	$1.52
Diluted	$0.55	$1.18	$1.50

(1)	Results for 2001 include the combined operations of the Company since the November 2001 merger date (42 days).

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$711.8	$677.0
Marketable securities	135.0	59.5
Accounts receivable, less allowance for doubtful accounts of $7.9 in 2003 and $3.4 in 2002	313.5	346.3
Costs incurred on turnkey drilling projects in progress	10.5	9.1
Prepaid expenses	31.5	49.6
Other current assets	6.0	4.1

Total current assets	1,208.3	1,145.6

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,191.6 in 2003 and $926.6 in 2002	3,733.7	3,710.9
Construction in progress	629.8	472.0
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $12.7 in 2003 and $20.2 in 2002	21.2	11.1

Net properties and equipment	4,384.7	4,194.0

Goodwill	352.1	386.9
Future income tax benefits	31.2	20.8
Other assets	173.4	81.4

Total assets	$6,149.7	$5,828.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179.6	$209.2
Accrued compensation and related employee costs	67.5	63.8
Accrued income taxes	8.0	32.0
Accrued interest	13.5	8.9
Deferred revenue	27.6	45.5
Capital lease obligations	9.8	1.8
Other accrued liabilities	86.1	72.4

Total current liabilities	392.1	433.6

Long-term debt	1,191.4	925.2
Capital lease obligations	39.5	16.7
Deferred income taxes	21.5	23.2
Other long-term liabilities	177.6	195.8
Commitments and contingencies (Note 5)	—	—
Shareholders’ equity:
Ordinary shares, $0.01 par value, 600 million shares authorized, 233,516,104 shares and 232,889,001 shares issued and outstanding at December 31, 2003 and 2002, respectively	2.3	2.3
Additional paid-in capital	2,959.1	2,950.1
Retained earnings	1,410.8	1,322.4
Accumulated other comprehensive loss	(44.6)	(40.6)

Total shareholders’ equity	4,327.6	4,234.2

Total liabilities and shareholders’ equity	$6,149.7	$5,828.7

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In millions)
Cash flows from operating activities:
Net income	$129.4	$277.9	$198.8
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion and amortization	273.2	254.4	146.3
Deferred income taxes	(10.3)	(18.8)	101.5
Gain on sale of rig	—	—	(35.6)
Changes in working capital, net of amounts acquired in the Merger:
Decrease in accounts receivable	28.3	26.3	3.7
Decrease (increase) in prepaid expenses and other current assets	10.1	(30.5)	5.5
(Decrease) increase in accounts payable	(27.0)	48.6	(19.1)
(Decrease) increase in accrued liabilities	(14.2)	(9.4)	7.0
(Decrease) increase in deferred revenues	(16.8)	8.7	(2.9)
Increase (decrease) in other long-term liabilities	5.1	(8.4)	5.1
Other, net	22.1	2.3	2.8

Net cash flows from operating activities	399.9	551.1	413.1

Cash flows from investing activities:
Capital expenditures	(468.6)	(561.3)	(158.4)
Purchases of held-to-maturity marketable securities	(364.5)	(282.9)	(103.9)
Proceeds from maturities of held-to-maturity marketable securities	219.0	353.0	79.4
Purchases of available-for-sale marketable securities	(19.2)	(18.7)	(5.9)
Proceeds from sales of available-for-sale marketable securities	8.5	12.2	—
Cash received in Merger, net of fees	—	—	190.7
Proceeds from sales of property and equipment	5.9	93.4	13.2

Net cash flow (used in) provided by investing activities	(618.9)	(404.3)	15.1

Cash flows from financing activities:
Dividend payments	(36.7)	(30.4)	—
Issuance of long-term debt, net of discount	249.4	—	—
Deferred financing costs	(3.6)	—	—
Lease/leaseback transaction	37.0	—	—
Payments on capitalized lease obligations	(8.3)	(1.8)	(1.8)
Ordinary shares repurchased and retired	—	(51.4)	—
Proceeds from issuance of ordinary shares	9.7	27.3	7.6
Bank overdrafts and other	6.3	8.2	—

Net cash flow provided by (used in) financing activities	253.8	(48.1)	5.8

Increase in cash and cash equivalents	34.8	98.7	434.0
Cash and cash equivalents at beginning of period	677.0	578.3	144.3

Cash and cash equivalents at end of period	$711.8	$677.0	$578.3

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Ordinary Shares (1)		Additional		Comprehensive
			Paid-in	Retained	Income
	Shares	Par Value	Capital (1)	Earnings	(Loss)	Total

	($ in millions)
Balance at December 31, 2000	117,054,291	$1.2	$366.5	$905.0	$(1.8)	$1,270.9
Net income	—	—	—	198.8	—	198.8
Minimum pension liability adjustment	—	—	—	—	(12.1)	(12.1)
Unrealized loss on securities	—	—	—	—	(0.5)	(0.5)

Comprehensive income						186.2
Merger with Santa Fe International	115,497,050	1.1	2,566.0	—	—	2,567.1
Exercise of employee stock options	469,898	—	7.6	—	—	7.6
Shares issued under other benefit plans	471,468	—	6.3	—	—	6.3
Dividends declared	—	—	—	(7.6)	—	(7.6)
Shares canceled	(2,558)	—	—	—	—	—
Income tax benefit from stock option exercises	—	—	2.7	—	—	2.7

Balance at December 31, 2001	233,490,149	2.3	2,949.1	1,096.2	(14.4)	4,033.2
Net income	—	—	—	277.9	—	277.9
Minimum pension liability adjustment	—	—	—	—	(26.7)	(26.7)
Change in unrealized loss on securities	—	—	—	—	0.5	0.5

Comprehensive income						251.7
Exercise of employee stock options	1,684,807	—	24.6	—	—	24.6
Shares issued under other benefit plans	105,839	—	3.9	—	—	3.9
Share repurchase program	(2,374,600)	—	(30.1)	(21.3)	—	(51.4)
Dividends declared	—	—	—	(30.4)	—	(30.4)
Shares canceled	(17,194)	—	—	—	—	—
Income tax benefit from stock option exercises	—	—	2.6	—	—	2.6

Balance at December 31, 2002	232,889,001	2.3	2,950.1	1,322.4	(40.6)	4,234.2
Net income	—	—	—	129.4	—	129.4
Minimum pension liability adjustment	—	—	—	—	(7.7)	(7.7)
Unrealized gain on securities	—	—	—	—	3.7	3.7

Comprehensive income						125.4
Exercise of employee stock options	374,160	—	4.6	—	—	4.6
Shares issued under other benefit plans	264,949	—	6.6	—	—	6.6
Dividends declared	—	—	—	(41.0)	—	(41.0)
Shares canceled	(12,006)	—	(0.3)	—	—	(0.3)
Adjustment to income tax benefit from stock option exercises	—	—	(1.9)	—	—	(1.9)

Balance at December 31, 2003	233,516,104	$2.3	$2,959.1	$1,410.8	$(44.6)	$4,327.6

(1)	Share, par value amounts and additional paid-in capital amounts prior to the merger date have been restated to reflect the exchange ratio (0.665) as outlined in the Merger.

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Basis of Presentation and Description of Business

      GlobalSantaFe Corporation (the “Company” or “GlobalSantaFe”) is an oil and gas drilling contractor, owning or operating a fleet of over 90 marine and land drilling rigs. The Company’s fleet currently includes 13 floating rigs, 45 cantilevered jackup rigs, 31 land rigs and one platform rig. The Company has two ultra-deepwater semisubmersibles and one high-performance cantilevered jackup under construction, and it operates two semisubmersible rigs for third parties under a joint venture agreement. As of December 31, 2003, the Company or its affiliates also maintained two platform rigs in the North Sea for third parties. The Company provides oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. The Company also provides oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and it participates in oil and gas exploration and production activities.

Merger of Santa Fe International Corporation and Global Marine Inc.

      On November 20, 2001, Santa Fe International Corporation (“Santa Fe International”) and Global Marine Inc. (“Global Marine”) consummated their business combination with the merger (the “Merger”) of an indirect wholly owned subsidiary of Santa Fe International with and into Global Marine, with Global Marine surviving the Merger as a wholly owned subsidiary of Santa Fe International. In connection with the Merger, Santa Fe International was renamed GlobalSantaFe Corporation. At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.10 per share, of Global Marine was converted into the right to receive 0.665 ordinary shares, par value $0.01 per share, of GlobalSantaFe Corporation (“GlobalSantaFe Ordinary Shares”). Approximately 118 million GlobalSantaFe Ordinary Shares were issued in connection with the Merger.

      The consolidated balance sheets as of December 31, 2003 and 2002, and the consolidated statements of income, cash flows and shareholders’ equity for the years ended December 31, 2003 and 2002, reflect the results of the combined company. The statements of income, cash flows and shareholders’ equity for the year ended December 31, 2001, include the results of Global Marine for the full-year 2001 and the results of Santa Fe International from November 20, 2001 (42 days).

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Pro Forma Financial Information (Unaudited)

      The following unaudited condensed consolidated pro forma results for the year ended December 31, 2001, has been prepared as if the Merger had occurred on January 1, 2001. If Global Marine and Santa Fe International had merged on this date, GlobalSantaFe might have performed differently. The pro forma financial information should not be relied on as an indication of the results of operations that the Company would have achieved had the Merger taken place at a different date or of the future results that the Company will achieve.

Year Ended
December 31,
2001

(In millions,
except per
share data)
Revenues	$2,058.5
Operating income	497.7
Income before income taxes	525.1
Net income	377.8
Earnings per ordinary share:
Basic	$1.62
Diluted	$1.59

      The pro forma information includes adjustments for additional revenue based on the fair market value of certain drilling contracts acquired, additional depreciation based on the fair market value of drilling rigs and other property and equipment acquired and related adjustments for income taxes, reflecting the incremental benefit attributable to the effect of the Company’s tax structure on the earnings of the combined companies.

Restructuring Costs

      In connection with the Merger, the Company implemented a restructuring program that included the consolidation of Santa Fe International’s administrative office in Dallas, Texas, Global Marine’s administrative office in Lafayette, Louisiana, and Global Marine’s administrative office in Houston, Texas, into a single administrative office in Houston, the consolidation of Santa Fe International’s and Global Marine’s North Sea administrative offices in Aberdeen, Scotland, and the separation of 169 employees from the Company. The employee functions affected were primarily corporate support in nature and included accounting, information technology, and employee benefits, among others. Approximately 60% of the affected positions were located in Dallas, 23% were located in Houston and Lafayette, and the remaining 17% were located in Aberdeen. All of the activities related to this restructuring program were substantially complete as of December 31, 2003.

      Estimated restructuring costs associated with Global Marine were recorded as a pretax charge in the fourth quarter of 2001. Changes in estimated costs, consisting mainly of refinements of cost estimates, including the estimate related to the closure of Global Marine’s office discussed below, and payments related

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to these restructuring costs for the period from November 20, 2001, to December 31, 2003, are summarized as follows:

			Office
	Employee	Other	Closures and	Directors’
	Severance	Compensation	Consolidation	Separation and
Restructuring Costs:	Costs	Expense	of Facilities	Other Costs	Total

	($ in millions)
Houston and Lafayette Offices:
Number of Employees — 38
Restructuring Expense	$8.2	$4.6	$4.1	$3.8	$20.7
2001 payments	—	(4.6)	—	(1.3)	(5.9)

Liability at 12/31/01	8.2	—	4.1	2.5	14.8
Changes in estimated costs	(2.2)	—	2.6	(0.5)	(0.1)
2002 payments	(2.6)	—	(2.1)	—	(4.7)

Liability at 12/31/02	3.4	—	4.6	2.0	10.0
Changes in estimated costs	0.5	—	4.0	—	4.5
2003 payments	(2.2)	—	(2.9)	—	(5.1)

Liability at 12/31/03	1.7	—	5.7	2.0	9.4

Aberdeen Office:
Number of Employees — 16
Restructuring Expense	1.3	—	0.2	0.1	1.6
2001 payments	(0.4)	—	—	—	(0.4)

Liability at 12/31/01	0.9	—	0.2	0.1	1.2
Changes in estimated costs	(0.1)	—	0.3	(0.1)	0.1
2002 payments	(0.7)	—	(0.5)	—	(1.2)

Liability at 12/31/02	0.1	—	—	—	0.1
Changes in estimated costs	0.2	—	—	—	0.2
2003 payments	(0.3)	—	—	—	(0.3)

Liability at 12/31/03	—	—	—	—	—

Total:
Number of Employees — 54
Restructuring Expense	9.5	4.6	4.3	3.9	22.3
2001 payments	(0.4)	(4.6)	—	(1.3)	(6.3)

Liability at 12/31/01	9.1	—	4.3	2.6	16.0
Changes in estimated costs	(2.3)	—	2.9	(0.6)	—
2002 payments	(3.3)	—	(2.6)	—	(5.9)

Liability at 12/31/02	3.5	—	4.6	2.0	10.1
Changes in estimated costs	0.7	—	4.0	—	4.7
2003 payments	(2.5)	—	(2.9)	—	(5.4)

Liability at 12/31/03	$1.7	$—	$5.7	$2.0	$9.4

      Estimated costs related to the closure of Global Marine Inc.’s former Houston, Texas, office were originally based on the assumption that this office space would be subleased to a third party. Based on current Houston commercial real estate market conditions, the Company now believes it is probable that it will not be able to sublease this office space before the end of the lease term. As a result, the Company has now accrued the entire liability under the lease.

      Estimated costs associated with Santa Fe International’s employee severance and closure of its Dallas and Aberdeen offices were recognized as a liability assumed in the purchase business combination and included in the cost of acquisition in accordance with the provisions of SFAS No. 141, “Business

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combinations.” Changes in estimated costs, consisting primarily of costs associated with employee terminations and further employee relocation costs, and payments related to this liability for the period from November 20, 2001, to December 31, 2003, are summarized as follows:

			Office
	Employee	Employee	Closures and	Directors’
	Severance	Relocation	Consolidation	Separation and
Purchase Price:	Costs	Costs	of Facilities	Other Costs	Total

	($ in millions)
Number of Employees — 115
Costs included in purchase price:	$9.6	$5.4	$11.5	$1.2	$27.7
2001 payments	(0.1)	—	—	(0.3)	(0.4)

Liability at 12/31/01	9.5	5.4	11.5	0.9	27.3
Changes in estimated costs	4.8	2.8	—	(0.4)	7.2
2002 payments	(11.6)	(7.7)	(1.2)	(0.2)	(20.7)

Liability at 12/31/02	2.7	0.5	10.3	0.3	13.8
Changes in estimated costs	0.8	—	(0.2)	(0.3)	0.3
2003 payments	(3.5)	(0.5)	(2.6)	—	(6.6)

Liability at 12/31/03	$—	$—	$7.5	$—	$7.5

      In addition to the amounts in the above table, Santa Fe International paid $10.0 million in 2001 at the time of the merger to SFIC Holdings in consideration for SFIC Holdings’ consent to the Merger. This consent was required pursuant to an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings that required the consent of SFIC Holdings to, among other things, significant corporate actions by Santa Fe International, including the issuance of equity securities, sale of significant assets or a change in the corporate domicile of Santa Fe International or any of its subsidiaries (see Note 14).

      As of December 31, 2003, the Company’s remaining liability related to its merger-related restructuring activities totaled $16.9 million, consisting of the following: $13.2 million related to office closures and consolidation of facilities, which will be relieved over the remaining terms of the various office leases ranging up to 4 1/2 years; $1.7 million related to employee separation costs, which will be paid out pursuant to the terms of various severance agreements, over terms ranging up to three years from the date of separation; and $2.0 million related to special retirement termination costs, which will be satisfied pursuant to the payment terms of the retirement plans affected.

Dividends

      Holders of GlobalSantaFe Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, the Company may pay dividends or make other distributions to the Company’s shareholders, in such amounts as the Board of Directors deems appropriate from the profits of the Company or out of the Company’s share premium account (equivalent to additional paid-in capital) if the Company thereafter has the ability to pay its debts as they come due. Cash dividends, if any, will be declared and paid in U.S. dollars. The Company declared cash dividends of $11.7 million that were unpaid as of December 31, 2003.

Basis of Presentation

      The accompanying consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the current presentation.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies

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

Cash Equivalents and Marketable Securities

      Cash equivalents include highly liquid debt instruments with remaining maturities of three months or less at the time of purchase. The Company’s marketable securities, consisting of debt securities with maturities of less than 12 months, are classified as held-to-maturity. The carrying value of these securities approximates market value due to the short-term nature of these securities. In addition, the Company holds securities in connection with certain nonqualified pension plans (see Note 3), which are classified as available-for-sale. These investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity.

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

      Rigs and drilling equipment included $1.1 billion of assets recorded under capital leases at December 31, 2003, and $1.0 billion at December 31, 2002. Accumulated amortization of assets under capital leases totaled $185.8 million and $134.2 million at December 31, 2003 and 2002, respectively.

      The Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. The Company recorded no impairment charges during the years ended December 31, 2003, 2002 or 2001.

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

      Costs of offshore unproved properties and development projects are not amortized until they are fully evaluated. Unproved oil and gas properties totaled approximately $2.9 million at December 31, 2003. All unproved properties are reviewed periodically to ascertain if impairment has occurred. If the results of an

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of proved oil and gas properties that exceed the present value of estimated future net revenues are charged to expense.

      Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Intersegment Turnkey Drilling Profits

      The Company defers all turnkey drilling profit related to wells in which Challenger Minerals Inc. (“CMI”) was the operator and defers turnkey profit up to the share of CMI’s costs in properties in which CMI holds a working interest. This turnkey profit is credited to the Company’s full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Goodwill

      The Company tests goodwill and indefinite-lived intangible assets annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

      The Company has defined reporting units within its contract drilling segment based upon economic and market characteristics of these units. All of the goodwill recorded in connection with the Merger (see Note 1) has been allocated to the jackup drilling fleet reporting unit, as these rigs were the primary source of value in the Merger discussions and negotiations. The estimated fair value of this reporting unit for purposes of the Company’s annual goodwill impairment testing is based upon the present value of its estimated future net cash flows, utilizing a discount rate based upon the Company’s cost of capital. The Company has completed its goodwill impairment testing for 2003 and was not required to record a goodwill impairment loss.

      At December 31, 2003, Goodwill in the Company’s Consolidated Balance Sheet totaled approximately $352.1 million, substantially all of which was recorded in connection with the Merger (see Note 1). Goodwill decreased by $34.8 million from $386.9 million at December 31, 2002, due primarily to the adjustment during 2003 of certain pre-Merger foreign tax contingencies.

Revenue Recognition

      The Company’s contract drilling business provides rigs and rig crews to customers on a dayrate basis. Dayrate contracts can be for a specified period of time or the time required to drill a specified well or number of wells. Revenues and expenses from dayrate drilling operations, which are classified under contract drilling services, are recognized on a per-day basis as the work progresses. Lump-sum fees received as compensation for the cost of relocating drilling rigs from one major operating area to another, whether received up-front or upon termination of the drilling contract, are recognized as earned, which is generally over the term of the related drilling contract.

      The Company also designs and executes specific offshore drilling or well-completion programs for customers at fixed prices under short-term “turnkey” contracts. Revenues and expenses from turnkey contracts, which are classified under drilling management services, are earned and recognized upon completion of each contract.

      The Company recognizes revenue from oil and gas production at the time title transfers.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recognizes as revenue reimbursements received from customers for certain out-of-pocket expenses incurred by the Company. Reimbursable revenues have no effect on operating income.

Derivative Financial Instruments

      From time to time, the Company may make use of derivative financial instruments to manage its exposure to fluctuations in cash flows, interest rates or foreign currency exchange rates. The Company accounts for its derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Derivative instruments held by the Company at December 31, 2003, include dayrate contracts on two of the Company’s drilling rigs that are indexed to exchange-traded oil futures contracts, various commodity caps, swaps and floors used to mitigate the Company’s exposure to fluctuations in the fair values of these dayrate contracts, and certain fixed-for-floating interest rate swaps related to a portion of the Company’s long-term debt (see Note 7).

Foreign Currency Transactions

      The United States dollar is the functional currency for all of the Company’s operations. Realized and unrealized foreign currency transaction gains and losses are recorded in income.

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

      The Company has not provided for deferred taxes on the unremitted earnings of its U.S. subsidiaries and their foreign subsidiaries (“U.S. Subsidiaries”) that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, it would be required to record additional U.S. and foreign deferred taxes.

Stock-Based Compensation Plans

      The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company’s common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, is charged to income over the vesting period. No compensation cost has been recognized for options granted under the Company’s Employee Share Purchase Plan or for any of the Company’s outstanding stock options, all of which stock options have exercise prices equal to the market price of the stock on the date of grant. The Company does, however, recognize compensation cost for all grants of performance-based stock awards (see Note 8).

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for the Company’s stock-based compensation plans been determined based on fair values as of the dates of grant, the Company’s net income and earnings per share would have been reported as follows:

	Year Ended December 31,

	2003	2002	2001

	(In millions,
	except per share amounts)
Net income, as reported	$129.4	$277.9	$198.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.6	1.1	3.0
Deduct: Total stock-based employees, compensation expense determined under fair-value based method for all awards, net of related tax effects	(39.8)	(32.4)	(24.7)

Pro forma net income	$90.2	$246.6	$177.1

Basic earnings per ordinary share — as reported	$0.55	$1.19	$1.52
— Pro forma	$0.39	$1.05	$1.36
Diluted ordinary earnings per share — as reported	$0.55	$1.18	$1.50
— Pro forma	$0.38	$1.04	$1.29

      The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

      The weighted average per share fair value of stock options as of the grant date was $10.81 in 2003, $15.68 in 2002 and $14.55 in 2001. The weighted average per share fair value of the outstanding Santa Fe International stock options at November 20, 2001 was $4.94. The value of options granted under the Employee Share Purchase Plan was $8.78 per share and $9.61 per share for 2003 and 2002, respectively. The per share fair value of the Company’s performance-based stock awards as of the grant date was $23.92 in 2002 and $29.36 in 2001. The Company did not grant any performance-based stock awards in 2003.

      Estimates of fair values of stock options, options granted under the Employee Share Purchase Plan and performance-based stock awards on the grant dates for purposes of calculating the pro forma data in the table above were computed using the Black-Scholes option-pricing model based on the following assumptions:

	2003	2002	2001

Expected price volatility range	50%	60%	49% to 60%
Risk-free interest rate range	1.7% to 3.1%	2.0% to 4.5%	4.2% to 5.0%
Expected annual dividends	$0.15 – $0.20	$0.13	none – $0.13
Expected life of stock options	4 – 6 years	4 – 6 years	4 – 7 years
Expected life of Employee Share Purchase Plan options	1 year	1 year	N/A
Expected life of performance-based stock awards	N/A	3 years	3 years

      As of December 31, 2003, the Company changed its assumption as to the expected lives of stock option awards from a single award method to a tranche-based method. This method treats an option grant as if it were a series of awards with separate expected lives rather than a single award. Under this method, a greater portion of pro forma compensation expense related to an option award will be recognized in the earlier years of the option vesting periods because the early years are also part of the vesting period for later awards in the series. The Company has revised its pro forma stock-based compensation disclosures in the table above to reflect the use of this tranche-based method.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3 —	Investments

      At December 31, 2003 and 2002, the Company held various debt securities consisting primarily of commercial paper, U.S. Treasury notes, money market funds and Eurodollar time deposits with maturity dates up to 12 months that are classified as marketable securities on the Consolidated Balance Sheets. The Company also held approximately $70.0 million of U.S. Treasury notes with maturities between 13 and 18 months that are included in Other assets on the Consolidated Balance Sheets at December 31, 2003. These debt securities have been designated as held-to-maturity and carried at amortized cost. The fair value of these investments approximated their carrying value at December 31, 2003 and 2002.

      In addition, the Company had other investments in debt and equity securities classified as available-for-sale held in connection with certain nonqualified pension plans. These investments, which were included in Other assets at December 31, are disclosed in the table that follows:

	2003			2002

		Unrealized	Fair		Unrealized	Fair
	Cost	Gain (Loss)	Value	Cost	Gain (Loss)	Value

	(In millions)
Fixed-income mutual funds	$14.1	$0.6	$14.7	$6.7	$—	$6.7
Equity mutual funds	16.8	1.6	18.4	9.0	(0.3)	8.7
Balanced mutual funds	6.7	1.1	7.8	11.2	—	11.2
Other	0.1	0.1	0.2	0.7	—	0.7

	$37.7	$3.4	$41.1	$27.6	$(0.3)	$27.3

      Realized gains and losses associated with the sales of these securities have been immaterial for all periods presented.

Note 4 —	Long-term Debt

      Long-term debt as of December 31 consisted of the following:

	2003	2002

	(In millions)
5% Notes due 2013, net of unamortized discount of $0.6 million at December 31, 2003(1)	$254.4	$—
7 1/8% Notes due 2007, net of unamortized discount of $0.2 million at December 31, 2003, and $0.3 million at December 31, 2002(2)	301.4	301.3
7% Notes due 2028, net of unamortized discount of $3.1 million at December 31, 2003, and $3.3 million at December 31, 2002	296.9	296.7
Zero Coupon Convertible Debentures due 2020, net of unamortized discount of $261.3 million at December 31, 2003, and $272.8 million at December 31, 2002	338.7	327.2

Long-term debt	$1,191.4	$925.2

(1)	The balance at December 31, 2003, includes mark-to-market adjustments totaling $5.0 million as part of fair value hedge accounting related to fixed-for-floating interest rate swaps (see Note 7).

(2)	Balances at both December 31, 2003 and 2002, include mark-to-market adjustments of $1.6 million as part of fair value hedge accounting related to a fixed-for-floating interest rate swap (see Note 7).

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     On February 11, 2003, the Company issued $250 million of 5% Notes due 2013 (the “5% Notes”) in a private placement and received cash proceeds of approximately $247.4 million after deduction for discount, underwriting fees and expenses. The 5% Notes are unsecured senior obligations of the Company and rank equally with all other senior unsecured indebtedness of the Company. The 5% Notes, however, have a junior position to the claims of holders of the indebtedness and capital lease obligations of Global Marine and its subsidiaries on Global Marine’s assets and earnings. The indenture relating to the 5% Notes contains limitations on the Company’s ability to incur indebtedness for borrowed money secured by certain liens and on its ability to engage in certain sale/leaseback transactions. The indenture, however, does not restrict the Company’s ability to incur additional senior indebtedness. Interest on the 5% Notes is payable on February 15 and August 15 of each year. No principal payments are required with respect to the 5% Notes prior to their final maturity date.

      The Company may redeem the 5% Notes in whole or in part, at any time and from time to time, at a price equal to 100% of the principal amount plus accrued interest to the redemption date, plus a premium relating to the then-prevailing Treasury Yield and the remaining life of the notes.

      The Zero Coupon Convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. The Company has the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe ordinary shares (4,875,062 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. The Company may pay the repurchase price with either cash or shares or a combination thereof. The Company does not anticipate using stock to satisfy any such future repurchase obligation.

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

      The indentures relating to the Zero Coupon Convertible Debentures, the 7 1/8% Notes and 7% Notes contain limitations on Global Marine’s ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions. The Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes continue to be obligations solely of Global Marine and the Company has not guaranteed any of these obligations. The Company is the sole obligor under the 5% Notes.

Note 5 —	Commitments and Contingencies

      At December 31, 2003, the Company had office space and equipment under operating leases with remaining terms ranging from approximately one to 10 years. Certain of the leases may be renewed at the Company’s option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. In addition, at December 31, 2003, the Britannia cantilevered jackup and the Glomar Explorer drillship were held under capital lease through 2007 and 2026, respectively. Total rent expense was $79.8 million for 2003, $73.9 million for 2002, and $116.9 million for 2001. Included in rent expense was the rental of offshore drilling rigs used in the Company’s turnkey operations totaling $60.6 million for 2003, $55.0 million for 2002, and $109.9 million for 2001.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental payments with respect to the Company’s lease obligations as of December 31, 2003, were as follows:

	Capital	Operating
	Leases	Leases

	(In millions)
Year ended December 31:
2004	$9.8	$12.9
2005	9.8	11.2
2006	9.8	7.5
2007	9.8	6.1
2008	1.8	6.0
Later years	31.6	10.7

Total future minimum rental payments	72.6	$54.4

Less amount representing imputed interest	(23.3)

Present value of future minimum rental payments under capital leases	49.3
Less current portion included in accrued liabilities	(9.8)

Long-term capital lease obligations	$39.5

      As of December 31, 2003, the Company had operating leases in place for Santa Fe International’s offices in Dallas, Texas and Aberdeen, Scotland, and Global Marine’s office in Lafayette, Louisiana, which have been closed as part of the restructuring program described in Note 1. These costs are included in the table above. Costs associated with the closure of Santa Fe International’s offices in Dallas and Aberdeen totaling approximately $11.5 million were recognized as a liability assumed in the Merger and included in the cost of acquisition in accordance with SFAS No. 141, “Business Combinations.” Estimated costs related to the closure of Global Marine’s Lafayette office along with the consolidation of the Company’s offices in Aberdeen and Houston totaling approximately $4.3 million were accrued as part of Restructuring costs in the consolidated financial statements for the year ended December 31, 2001. These estimated costs assumed that Global Marine’s Houston office would be subleased to a third party. The Company, however, has not yet entered into such a transaction. Consequently, the Company revised its original estimate of closure costs associated with Global Marine’s former office space to $11.2 million, which represents the Company’s entire liability under the lease.

      In January 2003, the Company entered into a lease-leaseback arrangement with a European bank related to the Company’s Britannia cantilevered jackup. Pursuant to this arrangement, the Company leased the Britannia to the bank for a five-year term for a lump-sum payment of approximately $37 million, net of origination fees of approximately $1.5 million. The bank then leased the rig back to the Company for a five-year term with an effective annual interest rate based on the 3-month British Pound Sterling LIBOR plus a margin of 0.625%, under which the Company makes annual lease payments of approximately $8.0 million, payable in advance. The Company has classified this arrangement as a capital lease.

      In March 2002, the Company entered into a sublease agreement with BP America Inc. for the Company’s current executive offices located at 15375 Memorial Drive, Houston, Texas. This sublease expires in September 2009. Lease payments pursuant to this sublease total $2.3 million per year. In July 2002, the Company also entered into an 11-year lease for the Company’s Aberdeen, Scotland, office. Payments pursuant to this lease total £597,000 (approximately $1 million) per year. Payments under this lease may be adjusted every five years beginning in February 2004, subject to a maximum of £650,000 per year.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Commitments

      The Company currently has contracts with PPL Shipyard PTE, Ltd. of Singapore (“PPL”) for construction of two ultra-deepwater semisubmersibles and one high-performance cantilevered jackup, with options for two additional similarly priced semisubmersibles. In June 2003, the Company took delivery of the GSF Constellation I, the first of two high-performance cantilevered jackups ordered from PPL, at a total cost of $133 million, excluding capitalized interest, capital spares, startup expenses and mobilization costs. Contractual obligations in connection with the remaining high-performance cantilevered jackup, the GSF Constellation II, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are also expected to total approximately $133 million, of which $118 million had been incurred as of December 31, 2003. Contractual obligations in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $570 million, or an average of $285 million per rig. Of the $570 million, $436 million had been incurred as of December 31, 2003.

      CMI currently holds a 16% working interest in a development project in the North Sea. CMI’s portion of the development costs of this project is expected to total approximately £14.7 million ($25.0 million). Of the $25.0 million, approximately $10.1 million had been incurred as of December 31, 2003.

Legal Proceedings

      The Company and two of its subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the Company’s two ultra-deepwater semisubmersibles under construction in Singapore infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorney’s fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. The Company believes that the lawsuit is without merit and intends to vigorously defend it. The trial of this lawsuit has been scheduled for December 2005. The Company does not expect that the matter will have a material adverse effect on the Company’s business or financial position, results of operations or cash flows.

      A subsidiary of the Company filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary is continuing to receive payment from its insurers for claim settlements and legal costs, and expects to continue to receive such payments during the pendency of this action.

      The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. To date, the subsidiary has been named as a defendant in approximately 2,700 lawsuits, the first of which was filed in 1990. Of the 2,700 lawsuits, approximately 1,700 have been resolved, with approximately 1,000 currently pending. Over the course of the past fourteen years approximately $18.5 million has been expended to settle these claims with the subsidiary having expended $3.4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Insurers have funded the balance of the settlement costs and all legal costs associated therewith. The subsidiary has in excess of $1 billion in insurance limits that it believes will be available to cover future claims. The Company does not believe that these claims will have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters

      The Company has certain potential liabilities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state acts regulating cleanup of various hazardous waste disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

      The Company has been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site. The Company and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) to settle their potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has now been entered by the court. The parties to the settlement have entered into a participation agreement, which makes the Company liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, the Company expects that its share of the remaining remediation costs will not exceed approximately $800,000. There are additional potential liabilities related to the site, but these cannot be quantified, and the Company has no reason at this time to believe that they will be material.

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

      The Company has been named as one of many PRPs in connection with a site located in Carson, California, formerly maintained by Cal Compact Landfill. On February 15, 2002, the Company was served with a required 90-day notification that eight California cities, on behalf of themselves and other PRPs, intend to commence an action against the Company under the Resource Conservation and Recovery Act (“RCRA”). On April 1, 2002, a complaint was filed by the cities against the Company and others alleging that they have liabilities in connection with the site. However, the complaint has not been served. The site was closed in or around 1965, and the Company does not have sufficient information to enable it to assess its potential liability, if any, for this site.

      Resolutions of other claims by the EPA, the involved state agency and/or PRPs are at various stages of investigation. These investigations involve determinations of:

•	the actual responsibility attributed to the Company and the other PRPs at the site;

•	appropriate investigatory and/or remedial actions; and

•	allocation of the costs of such activities among the PRPs and other site users.

      The Company’s ultimate financial responsibility in connection with those sites may depend on many factors, including:

•	the volume and nature of material, if any, contributed to the site for which the Company is responsible;

•	the numbers of other PRPs and their financial viability; and

•	the remediation methods and technology to be used.

      It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations. Nevertheless, based upon the information currently available, the

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes that its ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately accrued and should not have a material effect on the Company’s financial position or ongoing results of operations. Estimated costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Contingencies and Other Legal Matters

      In 1998, the Company entered into fixed-price contracts for the construction of two dynamically positioned, ultra-deepwater drillships, the Glomar C.R. Luigs and the Glomar Jack Ryan, which began operating in April and December 2000, respectively. Pursuant to two 20-year capital lease agreements, the Company subsequently novated the construction contracts for the drillships to two financial institutions (the “Lessors”), which now own the drillships and lease them to the Company. The Company has deposited with three large foreign banks (the “Payment Banks”) amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million (the “Defeasance Payment”). In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases and the Lessors have legally released the Company as the primary obligor of such rental payments. Accordingly, the Company has recorded no capital lease obligations on its balance sheet with respect to the two drillships.

      The Company has interest rate risk in connection with these fully defeased financing leases for the Glomar Jack Ryan and Glomar C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, the Company will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the December 31, 2003, LIBOR rate of 4.04% were to continue over the next nine years, the Company would be required to fund an additional estimated $57 million during that period. Any additional payments made by the Company pursuant to the financing leases would increase the carrying value of its leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. The Company does not expect that, if required, any additional payments made under these leases would be material to its financial position, results of operations or cash flows in any given year.

      The Company and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. In the opinion of management, the Company’s ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 6 —	Accumulated Other Comprehensive Loss

      The components of the Company’s accumulated other comprehensive loss were as follows:

		Minimum Pension
		Liability Adjustment,	Accumulated Other
	Unrealized Gain	Net of Tax (In	Comprehensive
	(Loss) on Securities	millions)	Loss

Balance at December 31, 2001	$(0.8)	$(13.6)	$(14.4)
Net change for the year	0.5	(26.7)	(26.2)

Balance at December 31, 2002	(0.3)	(40.3)	(40.6)
Net change for the year	3.7	(7.7)	(4.0)

Balance at December 31, 2003	$3.4	$(48.0)	$(44.6)

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The minimum pension liability adjustments in the table above are shown net of tax benefits of $2.1 million and $14.8 million in 2003 and 2002, respectively. The tax effect of the unrealized holding gains and losses was immaterial for all periods presented.

Note 7 —	Derivative Financial Instruments and Fair Values of Financial Instruments

Derivative Instruments

      Two of the Company’s cantilevered jackup rigs are currently operating under similar dayrate contracts that expose the Company to commodity price risk. These two-year agreements, expiring in May 2004 and October 2004, respectively, each contain a variable-dayrate formula linked to crude oil prices, whereby dayrates earned under these contracts increase or decrease in response to increases or decreases in oil prices. Dayrates under these agreements are calculated using a sliding scale formula based on the arithmetic average of the daily closing price of Light Sweet Crude on the New York Mercantile Exchange (“NYMEX”), subject to a maximum of $28.00 per barrel and a minimum of $12.00 per barrel.

      The variable-dayrate formula contained in these agreements is comprised of multiple embedded derivative financial instruments as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair values of these embedded derivatives fluctuate in response to changes in oil prices. The net fair values, based upon market price, of the embedded derivatives in each of these contracts were assets of approximately $2.2 million and $3.4 million, respectively, at December 31, 2003, or $5.6 million in the aggregate.

      As part of the Company’s overall risk management strategy, the Company has entered into a number of commodity caps, swaps and floors designed to mitigate its exposure to fluctuations in fair values of the embedded derivatives in these contracts resulting from changes in oil prices. The fair values of these derivative financial instruments represented a total liability of $5.6 million at December 31, 2003.

      These embedded derivative financial instruments and related commodity caps, swaps and floors have not been designated as hedges. Accordingly, all changes in the fair values of these instruments are recognized currently in earnings.

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

      In October 2002, the Company entered into a fixed-for-floating interest rate swap with a notional amount of $50 million, effective October 2002 through September 2007. This interest rate swap is intended to manage a portion of the fair value risk related to the Company’s 7 1/8% Notes. Under the terms of this swap, the Company has agreed to pay the counterparty an interest rate equal to the six-month LIBOR rate plus 330 basis points on the notional amount, and the Company will receive the fixed 7 1/8% rate. The estimated fair value of this swap was an asset of approximately $1.6 million at both December 31, 2003 and 2002. The Company has designated this swap as a fair value hedge of a portion of the 7 1/8% Notes.

      In August 2003, the Company entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $100 million, effective August 2003 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to the Company’s 5% Notes. Under the terms of these swaps, the Company has agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.247% to 0.40% on the notional amounts and the Company will receive the fixed 5.00% rate. The estimated aggregate fair value of these swaps at December 31, 2003, was an asset of $5.0 million. The Company has designated these swaps as fair value hedges of a portion of the 5% Notes.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Financial Instruments

      The estimated fair value of the Company’s $300 million principal amount 7 1/8% Notes due 2007, based on quoted market prices, was $339.2 million at December 31, 2003, compared to the carrying amount of $301.4 million. The estimated fair value of the Company’s $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $331.5 million at December 31, 2003, compared to the carrying amount of $296.9 million. The estimated fair value of the Company’s $600 million Zero Coupon Convertible Debentures due 2020, based on quoted market prices, was $344.3 million at December 31, 2003, compared to the carrying amount of $338.7 million. The estimated fair value of the Company’s $250 million principal amount 5% Notes due 2013, based on quoted market prices, was $250.6 million at December 31, 2003, compared to the carrying amount of $254.4 million.

      The fair values of the Company’s cash equivalents, marketable securities, trade receivables, and trade payables approximated their carrying values due to the short-term nature of these instruments (see Note 3).

Concentrations of Credit Risk

      The market for the Company’s services and products is the offshore oil and gas industry, and the Company’s customers consist primarily of major integrated international oil companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and has not historically required material collateral. The Company maintains reserves for potential credit losses, and such losses have been within management’s expectations.

      The Company’s cash deposits were distributed among various banks in the areas of the Company’s operations throughout the world as of December 31, 2003. In addition, the Company had commercial paper, U.S. Treasury notes, money-market funds and Eurodollar time deposits with a variety of financial institutions. As a result, the Company believes that credit risk in such instruments is minimal.

Note 8 —	Stock-Based Compensation Plans

      The Company has stock-based compensation plans under which it may grant shares of the Company’s ordinary shares or options to purchase a fixed number of shares. Stock options and performance-based stock awards granted under the Company’s various stock-based compensation plans vest over two to four years. Stock options expire ten years after the grant date.

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

      At December 31, 2003, there were a total of 4,498,535 shares available for future grants under the Company’s various stock-based compensation plans, including 1,076,586 shares reserved for issuance under the Company’s Employee Share Purchase Plan discussed below.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

      A summary of the status of stock options granted, as adjusted for the conversion ratio as outlined in the merger agreement (see Note 1), is presented below:

	Number Of
	Shares Under	Weighted Average
	Option	Exercise Price

Shares under option at December 31, 2000	6,915,236	$23.10
Granted	2,861,668	$34.79
Exercised	(469,898)	$16.35
Santa Fe International options	5,192,171	$25.20
Canceled	(88,713)	$32.37

Shares under option at December 31, 2001	14,410,464	$26.34
Granted	4,401,550	$29.69
Exercised	(1,684,807)	$14.66
Canceled	(387,539)	$32.34

Shares under option at December 31, 2002	16,739,668	$28.25
Granted	3,669,200	$24.49
Exercised	(374,160)	$12.26
Canceled	(889,834)	$28.47

Shares under option at December 31, 2003	19,144,874	$27.76

Options exercisable at December 31, 2001	13,410,464	$26.74
2002	11,490,568	$28.32
2003	12,709,808	$28.49

      All stock options granted in 2001 through 2003 had exercise prices equal to or greater than the market price of the Company’s ordinary shares on the date of grant.

      The weighted average per share fair value of options as of the grant date was $10.81 in 2003, $15.68 in 2002 and $14.55 in 2001. The weighted average per share fair value of the outstanding Santa Fe International options at November 20, 2001 was $4.94.

      The following table summarizes information with respect to stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/03	Contractual Life	Price	at 12/31/03	Price

$5.45 to $12.25	2,275,667	4.30	$10.83	2,275,667	$10.83
$14.00 to $20.90	1,285,027	6.86	$19.76	884,677	$19.25
$20.94 to $25.02	4,796,075	8.30	$23.66	1,257,161	$21.29
$25.25 to $29.50	1,713,044	6.11	$28.78	1,604,524	$28.92
$29.85 to $43.23	6,945,400	7.04	$32.04	4,558,118	$33.14
$44.29 to $51.41	2,129,661	6.39	$45.16	2,129,661	$45.16

	19,144,874	6.86	$27.76	12,709,808	$28.49

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Share Purchase Plan

      On May 6, 2003, the Company’s shareholders approved an amendment and restatement to the GlobalSantaFe Corporation 1997 Employee Share Purchase Plan (“the 1997 Plan”) to increase the authorized shares from 1,145,000 to 2,145,000 and rename the 1997 Plan the GlobalSantaFe Employee Share Purchase Plan (the “Share Purchase Plan”). In December 2003, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register an additional 1,000,000 of the Company’s ordinary shares for offering and sale under the Share Purchase Plan.

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

      Once a year, participants in the Share Purchase Plan will be granted options to purchase ordinary shares with a fair market value no greater than the lesser of 10% of the participant’s eligible compensation (as defined in the Share Purchase Plan) and the amount specified in Section 423(b) of the Code (currently $25,000). The exercise price of the options is 85% of the fair market value of the ordinary shares on the date of the grant, or the date of exercise, whichever is less. Options granted under the Share Purchase Plan are exercisable on the date one year after the date of grant. Generally, participants pay option exercise prices through payroll deductions made ratably throughout the year. The Company granted options to purchase a total of 250,900 ordinary shares and 263,713 ordinary shares under the Share Purchase Plan in 2003 and 2002, respectively. The fair value of options granted under the Share Purchase Plan as of the grant date was $8.78 per share for 2003 and $9.61 per share for 2002.

Performance-Based Stock Awards

      From time to time, the Company offers ordinary shares to certain key employees at nominal or no cost to the employee. Under the Company’s current plan, which covers grants made in 2002 in the table below, the exact number of shares that each employee received was dependent on Company performance over a one-year period as measured against performance goals with respect to operating performance and cash flow, among other measures. The performance period applicable to each offer ended on December 31 of the year of the grant, and the shares received by participants on that date were then restricted for an additional three-year vesting period, subject to acceleration upon the occurrence of certain events. Data for 2001 represents shares granted under the Global Marine plan. The Company did not grant any performance-based stock awards in 2003. A summary of the status of performance-based stock awards is presented in the table that follows:

	2003	2002	2001

Number of contingent shares at beginning of year	148,752	—	286,873
Granted	—	148,752	142,975
Issued	(1,236)	—	(300,856)
Canceled	(7,664)	—	(128,992)

Number of contingent shares at end of year	139,852	148,752	—

Shares vested at December 31	—	—	—
Fair value at grant date	N/A	$23.92	$29.36

      The amount of compensation cost included in expense for the Company’s performance-based stock awards was $0.7 million, $1.3 million and $4.6 million in 2003, 2002 and 2001, respectively.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Retirement Plans

Pensions

      The Company has defined benefit pension plans in the United States and the United Kingdom covering all of its U.S. employees and a portion of its non-U.S. employees. The Company’s U.S. qualified plans are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company’s qualified plans are also designed and operated to be in compliance with the applicable requirements of the respective U.S. and U.K. tax codes for qualified plans and, as such, are not subject to income taxes. For the most part, benefits are based on the employee’s length of service and average earnings for the highest consecutive 60 months of compensation during the last ten years of service. Substantially all benefits are paid from funds previously provided to trustees. The Company is the sole contributor to the plans, with the exception of one of the Company’s plans in the U.K., and its funding objective is to fund participants’ benefits under the plans as they accrue.

      The Company uses a December 31 measurement date for its pension and postretirement benefit plans. The following table shows the changes in the projected benefit obligation and assets for all pension plans for the year ended December 31 and a reconciliation of the plans’ funded status at year-end.

	December 31, 2003		December 31, 2002

	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$264.6	$74.2	$203.5	$49.3
Service cost	10.5	9.9	9.1	4.6
Interest cost	18.4	5.1	16.1	4.2
Employee contributions	—	3.1	—	2.2
Plan amendments	4.4	—	18.8	—
Settlement loss	—	—	0.1	—
Special termination benefits	0.4	—	3.8	—
Actuarial loss	30.3	35.3	32.1	1.5
Exchange rate fluctuations	—	9.1	—	12.8
Benefits paid	(16.6)	(0.9)	(18.9)	(0.4)

Projected benefit obligation at end of year	$312.0	$135.8	$264.6	$74.2

Change in plan assets:
Fair value of plan assets at beginning of year	$142.5	$52.0	$156.7	$42.4
Actual return on plan assets	36.1	11.6	(21.3)	(11.0)
Employer contributions	26.9	9.3	26.0	7.6
Employee contributions	—	3.1	—	2.2
Exchange rate fluctuations	—	7.5	—	11.2
Benefits paid	(16.6)	(0.9)	(18.9)	(0.4)

Fair value of plan assets at end of year	$188.9	82.6	$142.5	$52.0

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003		December 31, 2002

	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans

Reconciliation of funded status:
Funded status at end of year	$(123.1)	$(53.2)	$(122.1)	$(22.2)
Unrecognized net loss	90.1	44.7	93.1	16.8
Unrecognized prior service cost	17.9	—	17.7	—

Net amount recognized	$(15.1)	$(8.5)	$(11.3)	$(5.4)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$(74.0)	$(36.0)	$(85.9)	$(6.2)
Intangible asset	14.3	—	13.1	—
Accumulated other comprehensive loss	44.6	27.5	61.5	0.8

Net amount recognized	$(15.1)	$(8.5)	$(11.3)	$(5.4)

      During 2002, the Company made certain amendments to its pension plans which changed, among other things, calculations of retirement benefit formulas, the amount of compensation included in these calculations and formulas used for the determination of early retirement benefits. These amendments were made to conform benefits received under the Global Marine and Santa Fe International plans. Benefits paid for 2003 and 2002 included approximately $4.8 million and $11.4 million, respectively, of lump-sum termination payments made as a result of the Merger.

      The following table provides information related to those plans that were underfunded, including the nonqualified plans discussed below, as of December 31. In the table below, the projected benefit obligation (“PBO”) is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of future salary increases. The accumulated benefit obligation (“ABO”) is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	December 31, 2003		December 31, 2002

	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans

	(In millions)
Projected benefit obligation	$312.0	$135.8	$264.6	$74.2
Accumulated benefit obligation	$261.8	$118.6	$226.4	$58.1
Fair value of plan assets	$188.9	$82.6	$142.5	$52.0

      The Company has also established grantor trusts to provide funding for benefits payable under certain nonqualified plans. Assets in the trusts, which are irrevocable and can only be used to pay such benefits, with certain exceptions, are excluded from plan assets in the preceding tables in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.” The fair market value of such assets was $41.1 million at December 31, 2003, and $27.3 million at December 31, 2002 (see Note 3).

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic pension benefit cost for the Company’s pension plans were as follows:

	Year ended December 31,

	2003		2002		2001(1)

	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans

	(In millions)
Service cost — benefits earned during the period	$10.5	$9.9	$9.1	$4.6	$4.7	$—
Interest cost on projected benefit obligation	18.4	5.1	16.1	4.2	7.8	—
Expected return on plan assets	(13.1)	(4.2)	(14.5)	(4.6)	(8.5)	—
Recognized actuarial loss	11.1	1.0	4.2	—	0.4	—
Recognized actuarial loss — termination benefits(2)	0.4	—	—	—	2.0	—
Settlement gain	(0.7)	—	—	—	—	—
Amortization of prior service cost	4.1	—	1.1	—	—	—

Net periodic pension cost	$30.7	$11.8	$16.0	$4.2	$6.4	$—

(1)	2001 costs attributable to the U.K. Plans since the merger date (42 days) were immaterial to the Company’s results of operations (see Note 1).

(2)	Termination benefits for 2001 related to certain pension plans are included in Restructuring costs. See discussion in Note 1.

     Net periodic pension cost for 2003 and 2002 includes full-year costs related to the Santa Fe International plans, including the U.K. plan.

Plan Assumptions

      The following weighted average assumptions were used to determine the Company’s pension benefit obligations:

	December 31, 2003		December 31, 2002

	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans

Discount rate	6.25%	5.50%	6.75%	6.75%
Rate of compensation increase	4.50%	4.25%	4.50%	4.75%

      The following weighted average assumptions were used to determine the Company’s net periodic pension cost:

	Year Ended December 31,

	2003		2002		2001

	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans

Discount rate	6.75%	6.75%	7.25%	6.75%	7.50%	6.75%
Expected long-term rate of return on plan assets	9.00%	8.00%	9.00%	8.00%	9.00%	8.00%
Rate of compensation increase	4.50%	4.75%	4.50%	4.75%	6.00%	4.75%

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The discount rate used to calculate the net present value of future benefit obligations is based on the average of current rates earned on long-term bonds that receive a Moody’s rating of Aa or better.

      The Company employs third-party consultants for its U.S. plans who use a portfolio return model to assess the initial reasonableness of the expected long-term rate of return on plan assets assumption. Using asset class return, variance and correlation assumptions, the model produces both the expected return and the distribution of possible returns (at every fifth percentile) for the chosen portfolio. Return assumptions developed by these consultants are forward-looking gross returns. The building block approach used by the portfolio return model begins with the current Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. The model then adds corporate bond spreads and equity risk premiums, based on current conditions, to develop the return expectations for each asset class based on the investment mix for the Company’s pension plans. The volatility and correlation assumptions are also forward-looking: they take into account historical relationships, but are adjusted by the Company’s consultants to reflect expected capital market trends.

Plan Assets

      The Company’s objective with regard to its allocation of pension assets is to limit the variability of its pension funding requirements, while maintaining funding at levels that will ensure the payment of obligations as they come due. The Company’s strategy in achieving this objective is to allocate its pension assets in a mix that will achieve an optimal rate of return considering the anticipated timing of its pension benefit obligations.

      The Company determines its asset allocations by performing an asset/ liability analysis for its various pension plans based on the demographics of plan participants, including compensation levels and estimated remaining service lives, to determine the timing and amounts of its benefit obligations under the various plans. This consultant then recommends the optimal asset allocations for the pension trust assets within the guidelines set by the Company.

      The Company’s weighted-average asset allocations for its various pension plans at December 31, 2003, and 2002, by asset category are as follows:

	December 31, 2003		December 31, 2002

	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans

Equity securities	74%	87%	81%	87%
Fixed-income securities	26%	9%	19%	9%
Real estate	—%	4%	—%	4%

Total	100%	100%	100%	100%

      The Company expects the long-term target asset allocations for its pension plan assets to average 70% for equity securities and 30% for fixed-income securities for the Company’s U.S. plans. The Company expects its long-term target asset allocations for pension assets for its U.K. plans to average 90% for equity securities and 10% for fixed-income securities.

Funding

      As noted previously, the Company’s funding objective is to fund participants’ benefits under the plans as they accrue. Although the Company expects that there will be no minimum pension contribution required under ERISA guidelines to the Company’s qualified plans for 2004, the Company has funded the plans in the past on a regular basis. Accordingly, the Company may make discretionary contributions, which will be determined after the 2004 actuarial valuations are complete.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Postretirement Benefits

      The Company provides health care benefits to all retirees who are U.S. citizens and to certain non-U.S. citizen employees who were participants in a U.S. based health care plan at the time of their retirement and elect to enroll for continued coverage. Generally, employees who have reached the age of 55 and have rendered a minimum of five years of service are eligible for postretirement health care benefits. For the most part, health care benefits require a contribution from the retiree. Prior to July 1, 2002, the Company also provided term life insurance to certain retirees, both U.S. citizens and non-U.S. citizens. Liabilities for postretirement health care and life insurance benefits were $15.4 million and $13.9 million at December 31, 2003 and 2002, respectively.

      The weighted-average annual assumed rate of increase in the per capita cost of covered postretirement medical benefits was 10% for 2003 and 11% for 2002 and 2001. This 10% rate is expected to decrease ratably to 5% in 2009 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, as of and for the year ended December 31, 2003, increasing or decreasing the assumed health care cost trend rates by one percentage point each year would change the accumulated postretirement benefit obligation by approximately $0.6 million and $0.5 million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit by approximately $35,000 and $32,000, respectively.

      The Company does not consider its postretirement benefits costs and liabilities to be material to its results of operations or financial position.

Defined Contribution Plan

      The Company has a defined contribution (“401(k)”) savings plan in which substantially all of the Company’s U.S. employees are eligible to participate. Company contributions to the 401(k) savings plan are based on the amount of employee contributions. The Company matches 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $7.4 million for both 2003 and 2002 and $5.2 million for 2001.

Note 10 —	Income Taxes

      Income before income taxes was comprised of the following:

	2003	2002	2001

	(In millions)
United States	$(64.5)	$(76.4)	$147.2
Foreign	210.3	389.0	175.3

Income before income taxes	$145.8	$312.6	$322.5

      Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company is a Cayman Islands company and the Cayman Islands does not impose corporate income taxes. The Company’s U.S. subsidiaries are subject to a U.S. tax rate of 35%.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, the provision for income taxes consisted of the following:

	2003	2002	2001

	(In millions)
Current — Foreign	$26.6	$53.4	$20.1
— U.S. federal	0.1	0.1	2.1

	26.7	53.5	22.2

Deferred — Foreign	(11.5)	6.2	0.1
— U.S. federal	1.2	(25.0)	101.4

	(10.3)	(18.8)	101.5

Provision for income taxes	$16.4	$34.7	$123.7

      A reconciliation of the differences between the Company’s income tax provision computed at the appropriate statutory rate and the Company’s reported provision for income taxes follows:

	2003	2002	2001

	($ in millions)
Income tax provision at statutory rate (Cayman Islands)	$—	$—	$—
Taxes on U.S. and foreign earnings at greater than the Cayman Islands rate	41.2	12.6	98.9
Permanent differences	(1.5)	3.2	—
Adjustments to contingencies related to closed years	—	—	(55.7)
Change in valuation allowance(1)	(23.3)	21.1	80.5
Other, net	—	(2.2)	—

Provision for income taxes	$16.4	$34.7	$123.7

Effective tax rate	11%	11%	38%

(1)	The 2001 amount is comprised of the net change in the valuation allowance for the year of $105.9 million less $25.4 million of valuation allowance acquired from Santa Fe International at the time of the Merger. The 2003 amount does not include a foreign currency exchange adjustment of $5.1 million which had no effect on earnings.

     The Company intends to permanently reinvest all of the unremitted earnings of its U.S. Subsidiaries in their businesses. As a result, the Company has not provided for U.S. deferred taxes on $1.4 billion of cumulative unremitted earnings at December 31, 2003. Should the Company make a distribution from the unremitted earnings of its U.S. Subsidiaries, it would be required to record additional U.S. deferred taxes. It is not practicable to estimate the amount of deferred tax liability associated with these unremitted earnings.

      In certain circumstances, management expects that, due to the changing demands of the offshore drilling markets, certain of the Company’s mobile assets are more likely than not to be redeployed to other locations before those assets operate in certain jurisdictions long enough to give rise to future tax consequences. As a result, no deferred tax liability has been recognized on the earnings from these assets. During the fourth quarter of 2003, the Company revised its expectations regarding the deployment of certain foreign-owned assets in the U.S., determining that such assets would operate predominantly in the U.S. for the remainder of their expected useful lives and therefore giving rise to future U.S. tax consequences. As a result, the Company recorded a $24.1 million deferred tax charge in the fourth quarter of 2003, representing the expected tax consequences of such assets as of December 31, 2003.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

	2003	2002

	(In millions)
Deferred tax assets:
Net operating loss carryforwards — U.S.	$237.7	$189.1
Net operating loss carryforwards — various foreign	59.3	55.1
Tax credit carryforwards	15.1	15.2
Interest carryforward	6.1	—
Accrued expenses not currently deductible	51.9	35.3
Other	13.6	13.6

	383.7	308.3
Less: Valuation allowance	(149.6)	(167.7)

Deferred tax assets, net of valuation allowance	234.1	140.6

Deferred tax liabilities:
Depreciation and depletion for tax in excess of book expense	218.1	135.1
Tax benefit transfers	6.3	4.3
Other	—	2.9

Total deferred tax liabilities	224.4	142.3

Net future income tax asset/(liability)	$9.7	$(1.7)

      Based upon anticipated market conditions in the United States as of December 31, 2003 and 2002, the Company did not adjust the valuation allowance against the U.S. NOL carryforwards of Global Marine in 2003 or 2002.

      The Company has recorded a valuation allowance against its net deferred tax assets in certain foreign jurisdictions. The net valuation allowance decreased by approximately $18.1 million in 2003 and increased by approximately $21.1 million in 2002. The 2003 net decrease was comprised of the following: a $21.0 million decrease due to revised earnings projections in the U.K., where the Company now expects to fully utilize its remaining NOL carryforward; a $12.4 million decrease due to current year activity in Trinidad and Tobago, and a $0.8 million decrease due to activity in various other foreign jurisdictions. The above decreases were partially offset by a $9.5 million increase in the valuation allowances in Norway and Venezuela due to an increase in net operating losses that the Company believes will more likely than not expire before they are utilized, a $1.5 million increase due to activity in other foreign jurisdictions and a $5.1 million increase resulting from foreign currency translation effects. The 2002 valuation allowance change reflects a $21.1 million increase in net deferred tax assets in certain of the Company’s foreign jurisdictions, wherein the respective valuation allowances changed accordingly.

      At December 31, 2003, the Company had $679.1 million of U.S. NOL carryforwards. In addition, the Company has $15.2 million of non-expiring U.S. alternative minimum tax credit carryforwards. The Company has recorded an asset for an interest expense carryforward in the amount of $6.1 million which is carried forward indefinitely. The NOL carryforwards, interest expense carryforward and the U.S. alternative

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum tax credit carryforward can be used to reduce the Company’s U.S. federal income taxes payable in future years. The NOL carryforwards subject to expiration expire as follows (in millions):

Year ended December 31:	Total	United States(1)	Foreign

2004	$227.0	$214.6	$12.4
2005	89.0	82.8	6.2
2006	32.5	19.6	12.9
2007	36.9	34.1	2.8
2008	21.7	18.8	2.9
2010	2.2	—	2.2
2011	4.3	—	4.3
2012	21.4	—	21.4
2013	4.7	—	4.7
2018	22.9	22.9	—
2020	53.4	53.4	—
2021	43.3	43.3	—
2022	112.9	112.9	—
2023	76.7	76.7	—

Total	$748.9	$679.1	$69.8

(1)	Includes $129.7 million of NOL carryforward amounts from the GSF C. R. Luigs, which was made part of the U.S. group.

     In addition, the Company also had $42.6 million, $70.5 million and $0.9 million of non-expiring NOL carryforwards in the United Kingdom, Trinidad and Tobago and Kuwait, respectively.

      The Company’s ability to realize the benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has established a valuation allowance against the future tax benefit of a portion of its NOL carryforwards and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from its current estimates. The Company’s NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Earnings Per Ordinary Share

      A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

	2003	2002	2001

	($ in millions, except share and per share amounts)
Net income (numerator):
Net income — Basic	$129.4	$277.9	$198.8
Add: Interest savings (net of tax) on assumed conversion of Zero Coupon Convertible Debentures	—	—	7.0

Net income — Diluted	$129.4	$277.9	$205.8

Ordinary shares (denominator):
Shares — Basic	233,183,966	233,747,710	130,544,893
Add:
Effect of employee stock options	1,739,218	2,707,061	2,089,233
Shares issuable upon assumed conversion of Zero Coupon Convertible Debentures	—	—	4,875,062

Shares — Diluted	234,923,184	236,454,771	137,509,188

Earnings per ordinary share:
Basic	$0.55	$1.19	$1.52
Diluted	$0.55	$1.18	$1.50

      The computation of diluted earnings per share excludes outstanding stock options with exercise prices greater than the average market price of the Company’s ordinary shares for the year, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e., their effect would be “antidilutive”). The number of antidilutive options that were excluded from diluted earnings per ordinary share and could potentially dilute basic earnings per ordinary share in the future were 15,635,120 shares in 2003, 9,401,866 shares in 2002, and 4,668,834 shares in 2001.

      Diluted earnings per share for 2003 and 2002 also excludes 4,875,062 potentially dilutive shares issuable upon conversion of the Company’s Zero Coupon Convertible Debentures because the inclusion of these shares would be antidilutive given the level of net income for these periods.

      As discussed in Note 4, holders of the Zero Coupon Convertible Debentures have the right to require the Company to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015. The Company may pay the repurchase price with either cash or stock or a combination thereof. The Company does not anticipate using stock to satisfy any such future repurchase obligation.

Note 12 —	Supplemental Cash Flow Information

      In December 2003, the Company’s Board of Directors declared a regular quarterly cash dividend in the amount of $0.05 per ordinary share. The dividend in the amount of $11.7 million was paid on January 15, 2004, to shareholders of record as of the close of business on December 31, 2003.

      Cash payments for capital expenditures for the year ended December 31, 2003, include $19.2 million of capital expenditures that were accrued but unpaid at December 31, 2002. Cash payments for capital expenditures for the year ended December 31, 2002, include $6.4 million of capital expenditures that were accrued but unpaid at December 31, 2001. Capital expenditures that were accrued but not paid as of

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, totaled $16.6 million. This amount is included in Accounts payable in the Consolidated Balance Sheet at December 31, 2003.

      On November 20, 2001, Global Marine merged with a subsidiary of Santa Fe International. The following table summarizes the allocation of the purchase price to the specific assets and liabilities of Santa Fe International based on estimates of fair values and costs at the time of the Merger.

(In millions)

Current assets	$526.7
Properties, plant and equipment	1,958.7
Other assets	38.1
Goodwill	382.1

2,905.6
Current liabilities	(259.4)
Deferred income taxes	(17.5)
Other liabilities	(61.6)

$2,567.1

      In June 2001, the Company completed the sale of the Glomar Beaufort Sea I concrete island drilling system to Exxon Neftegas Limited for $45.0 million. The Company received $5.0 million in cash at closing and received approximately $35 million (including accrued interest) during the first quarter of 2002, net of $7 million in sales commissions and payments to minority owners, representing full payment of the remaining purchase price.

      Cash payments for interest, net of amounts capitalized, totaled $13.9 million, $21.9 million and $41.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash payments for income taxes, net of refunds, totaled $50.4 million, $51.8 million and $14.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 13 —	Segment and Geographic Information

      The Company has three lines of business, each organized along the basis of services and products and each with a separate management team. The Company’s three lines of business are reported as separate operating segments and consist of contract drilling, drilling management services and oil and gas. The Company’s contract drilling business provides fully crewed, mobile offshore and land drilling rigs to oil and gas operators on a daily rate basis and is also referred to as dayrate drilling. The Company’s drilling management services business provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services. The Company’s oil and gas business participates in exploration and production activities, principally in order to facilitate the acquisition of turnkey contracts for the Company’s drilling management services operations.

      The Company evaluates and measures segment performance on the basis of operating income. Segment operating income is inclusive of intersegment revenues. Such revenues, which have been eliminated from the consolidated totals, are recorded at transfer prices, which are intended to approximate the prices charged to external customers. Segment operating income consists of revenues less the related operating costs and expenses and excludes interest expense, interest income, restructuring costs and corporate expenses. Segment assets consist of all current and long-lived assets, exclusive of affiliate receivables and investments.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

		Drilling
	Contract	Management			Eliminations
	Drilling	Services	Oil and Gas	Corporate	and Other		Consolidated

	(In millions)
Revenues From External Customers
2003	$1,370.4	$523.4	$20.9				$1,914.7
2002	1,606.5	400.6	10.6				2,017.7
2001	960.4	409.3	13.9				1,383.6
Intersegment Revenues
2003	2.7	5.0	—		$(7.7)		—
2002	12.5	16.2	—		(28.7)		—
2001	13.7	8.0	—		(21.7)		—
Total Revenues
2003	1,373.1	528.4	20.9		(7.7)		1,914.7
2002	1,619.0	416.8	10.6		(28.7)		2,017.7
2001	974.1	417.3	13.9		(21.7)		1,383.6
Operating Income
2003	154.6	31.7	12.0	$(52.7)	(3.4	)(1)	142.2
2002	360.2	28.6	4.8	(61.8)	—		331.8
2001	338.5	33.4	8.4	(28.1)	13.3	(1)	365.5
Depreciation, Depletion and Amortization
2003	265.2	—	3.1	4.9	—		273.2
2002	248.7	0.1	2.2	3.4	—		254.4
2001	141.9	0.2	2.1	2.1	—		146.3
Capital Expenditures
2003(2)	446.3	—	13.3	6.4	—		466.0
2002	562.1	0.1	6.9	5.0	—		574.1
2001	150.0	—	2.0	6.4	—		158.4
Segment Assets
2003	5,284.5	81.3	85.6	770.8	(72.5	)(3)	6,149.7
2002	5,139.3	69.4	60.7	620.4	(61.1)		5,828.7
2001	4,758.6	34.6	56.7	723.7	(44.7)		5,528.9
Goodwill
2003	352.1	—	—	—	—		352.1
2002	386.4	0.5	—	—	—		386.9
2001	382.1	0.5	—	—	—		382.6

(1)	Amount for 2003 consists of changes to estimated restructuring costs incurred in connection with the Merger in 2001. The 2001 amount consists of a $35.6 million gain recorded in connection with the sale of the Glomar Beaufort Sea I and $22.3 million in estimated restructuring costs in connection with the Merger. Restructuring costs are discussed in Note 1.

(2)	Capital expenditures for 2003 include approximately $16.6 million of capital expenditures related to the Company’s rig building program that had been accrued but not paid as of December 31, 2003. Capital expenditures for 2002 include approximately $19.2 million of capital expenditures related to the Company’s rig building program that had been accrued but not paid as of December 31, 2002. Capital expenditures for 2001 include approximately $6.4 million of capital expenditures related to the Company’s rig building program that had been accrued but not paid as of December 31, 2001 (see Note 12).

(3)	Amounts for 2003, 2002 and 2001 reflect the deferral of intersegment turnkey drilling profit credited to the Company’s full cost pool of oil and gas properties (see Note 2).

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Two customers each accounted for more than 10% of consolidated revenues in 2003: Total S.A. provided $234.2 million of contract drilling revenues, and ExxonMobil provided $231.6 million of contract drilling revenues. One customer accounted for more than 10% of consolidated revenues for 2002: ExxonMobil provided $267.7 million of contract drilling revenues and $0.1 million of drilling management services revenues. In 2001, two customers each accounted for more than 10% of consolidated revenues: ExxonMobil provided $180.1 million of contract drilling revenues, and BP provided $146.0 million of contract drilling revenues and $1.6 million of drilling management services revenues.

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

	2003	2002	2001

	(In millions)
United Kingdom	$447.0	$535.3	$174.5
Nigeria	119.2	105.2	86.7
Egypt	96.2	72.6	2.3
Trinidad and Tobago	25.5	70.7	80.7
Other foreign countries(1)	622.8	625.0	236.5

Total foreign revenues	1,310.7	1,408.8	580.7
United States	604.0	608.9	802.9

Total revenues	$1,914.7	$2,017.7	$1,383.6

(1)	Individually less than 5% of consolidated revenues for 2003, 2002 and 2001.

     Long-lived assets by geographic areas, based on their physical location at December 31, were as follows:

	2003	2002	2001

Properties and equipment:
United Kingdom	$658.4	$918.3	$1,070.9
Other foreign countries(1)	2,137.7	1,777.8	1,306.3

Total foreign long-lived assets	2,796.1	2,696.1	2,377.2
United States	958.8	1,025.9	1,364.5

Total productive assets	3,754.9	3,722.0	3,741.7
Construction in progress — Singapore	629.8	472.0	155.9

Total properties and equipment	4,384.7	4,194.0	3,897.6
Goodwill	352.1	386.9	382.6

Total long-lived assets	$4,736.8	$4,580.9	$4,280.2

(1)	Individually less than 10% of consolidated long-lived assets at December 31, 2003 and 2002.

Note 14 —	Transactions with Affiliates

      In connection with its initial public offering, Santa Fe International entered into an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings, which agreement was amended in

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the Merger. The intercompany agreement, as amended, provides that, as long as Kuwait Petroleum Corporation and its affiliates, in the aggregate, own at least 10% of the Company, the consent of SFIC Holdings is required to change the jurisdiction of any existing subsidiary of the Company or incorporate a new subsidiary in any jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates or reincorporate the Company in another jurisdiction. The intercompany agreement, as amended, also provides SFIC Holdings the right to designate up to three representatives to the Company’s Board of Directors based on SFIC Holdings’ ownership percentage in the Company and provides SFIC Holdings rights to access certain information concerning the Company. SFIC Holdings currently holds approximately 18.6% of the outstanding ordinary shares of the Company.

      The Company provides contract drilling services in Kuwait to the Kuwait Oil Company, K.S.C. (“KOC”), a subsidiary of Kuwait Petroleum Corporation, and it also provides contract drilling services to a partially owned affiliate of KOC in the Kuwait-Saudi Arabian Partitioned Neutral Zone. Such services are performed pursuant to drilling contracts containing terms and conditions and rates of compensation that materially approximate those customarily included in arm’s-length contracts of a similar nature. In connection therewith, KOC provides the Company rent-free use of certain land and maintenance facilities and has committed to providing same, subject to the availability of the maintenance facilities, through the current term of the drilling contracts and extensions thereof as may be agreed. In relation to its drilling business in Kuwait, the Company has an agency agreement with a subsidiary of Kuwait Petroleum Corporation that obligates the Company to pay an agency fee based on a percentage of revenues. The Company believes the terms of this agreement are more favorable than those which could be obtained with an unrelated third party in an arm’s-length negotiation, but the value of such terms is currently immaterial to the Company’s results of operations.

      During the year ended December 31, 2003, the Company earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $45.6 million and paid $444,000 of agency fees pursuant to the agency agreement. During the year ended December 31, 2002, the Company earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $62.7 million and paid $586,000 of agency fees, and, during the period following the Merger until December 31, 2001, the Company earned revenues from KOC and its affiliate totaling $6.9 million and paid $80,000 of agency fees. At December 31, 2003 and 2002, the Company had accounts receivable from affiliates of Kuwait Petroleum Corporation of $6.8 million and $11.1 million, respectively.

Note 15 —	Summarized Financial Data — Global Marine Inc. and Subsidiaries

      Global Marine Inc. (“Global Marine”), a wholly owned subsidiary of GlobalSantaFe Corporation, is a domestic and international offshore drilling contractor. Global Marine, through its subsidiaries, provides offshore drilling services on a dayrate basis in the U.S. Gulf of Mexico and internationally, with a fleet of 13 mobile offshore drilling rigs. In addition, Global Marine co-owns a non-U.S. subsidiary with GlobalSantaFe Corporation which owns 55 mobile offshore and land drilling rigs. Global Marine also provides drilling management services on a turnkey basis, and engages in oil and gas exploration, development and production activities, principally in order to facilitate the acquisition of turnkey contracts for its drilling management services operations.

      In the fourth quarter of 2003, the Company commenced an internal restructuring to integrate its non-U.S. operations. In connection with this restructuring, certain of Santa Fe International’s operations were combined with those of Global Marine’s previously wholly owned non-U.S. subsidiary discussed above. As a result, Global Marine’s interest in the combined operations of this subsidiary was reduced to less than 50% as of December 31, 2003. The balance of the interest in this subsidiary is now held by GlobalSantaFe Corporation.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for Global Marine and its consolidated subsidiaries follows:

	Year Ended December 31,

	2003	2002	2001

	(In millions)
Sales and other operating revenues	$1,361.8	$1,223.7	$1,286.6
Operating income	50.4	136.2	303.1
Net income (loss)	(13.5)	74.2	171.2

	December 31,

	2003	2002

	(In millions)
Current assets	$516.7	$791.0
Net properties and equipment	912.8	1,887.4
Investment in unconsolidated subsidiaries	1,105.9	—
Other assets	267.3	103.6
Current liabilities	113.7	260.7
Total long-term debt(1)	953.4	941.9
Other long-term liabilities	58.9	81.5
Net equity	1,676.7	1,497.9

(1)	Includes capitalized lease obligation.

Note 16 —	Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides three alternative methods of transition and disclosure requirements for a voluntary change to the fair value based method of accounting for stock-based employee compensation: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. In addition to providing compensation cost recognition methods, SFAS No. 148 also requires certain disclosures, including the accounting method used for each period presented, a description of the method used to report the change in accounting principle and continuing tabular presentation of proforma net income and earnings per share effects for any awards outstanding under the intrinsic value method of Accounting Principles Board Opinion No. 25. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has reflected the disclosure provisions of SFAS No. 148 in Note 2 of Notes to the Condensed Consolidated Financial Statements, and currently accounts for stock-based compensation using the intrinsic value method under APB Opinion No. 25.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, or variable-interest entities (“VIEs”). FIN 46 originally became effective for public entities with VIEs created before February 1, 2003, at the beginning of the first interim or annual reporting period starting after June 15, 2003. In December 2003, the FASB issued FIN 46-R, which amended FIN 46 to extend its effective date until the first quarter of 2004 for all types of entities except special purpose entities. In addition, FIN 46-R also limited the scope of FIN 46 to exclude certain joint ventures or other entities that meet the characteristics of businesses. Upon the applicable effective date, FIN 46 will become the guidance that determines whether consolidation is required and whether the variable-interest accounting model must be used to account for

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing and new entities. The Company does not believe that it currently has any VIEs within the scope of FIN 46.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, entered into or modified after May 31, 2003, and otherwise was effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In December 2003, the FASB issued a revision of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision (“the revised SFAS No. 132”) retains some of the disclosure requirements of SFAS No. 132 and requires additional pension and postretirement disclosures, including, among others, the types of securities included in plan assets, a description of investment policies and strategies related to the investment of plan assets, and methods used to determine assumptions for calculating pension and postretirement benefit liabilities and costs. In addition, the revised SFAS No. 132 requires certain disclosures about net periodic benefit cost and funding information to be included in interim reports. The revised SFAS No. 132 is effective for fiscal years ending after December 31, 2003, and for interim periods beginning after December 31, 2003. The disclosures related to the Company’s pension plans included in Note 9 of Notes to the Consolidated Financial Statements include all relevant disclosures required by the revised SFAS No. 132.

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

      The consolidated selected quarterly financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2003				2002

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In millions, except per share data)
Revenues	$506.2	$458.1	$497.4	$453.0	$512.9	$514.4	$501.7	$488.7
Operating income	33.1	24.6	51.2	33.3	59.6	90.7	88.7	92.8
Net income	24.5	15.1	43.9	45.9	52.4	75.0	73.4	77.1
Earnings per ordinary share:
Basic	0.10	0.07	0.19	0.20	0.23	0.32	0.31	0.33
Diluted	0.10	0.06	0.19	0.20	0.22	0.32	0.31	0.33
Net income includes the following special items:
Gain on settlement of litigation claim(1)	—	—	—	22.1	—	—	—	—
Cash dividends declared per ordinary share:	0.05	0.05	0.0375	0.0375	0.0325	0.0325	0.0325	0.0325
Price ranges of ordinary shares:
High	25.30	25.03	26.35	25.02	26.20	27.15	36.40	33.13
Low	21.03	21.52	20.35	20.10	21.90	19.33	27.35	25.00

(1)	The Company filed a claim in 1993 with the United Nations Compensation Commission (“UNCC”) for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claim was for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures. During the first quarter of 2003, the Governing Council of the UNCC awarded the Company compensation in the amount of $22.1 million in a final, non-appealable, adjudication of the claim.

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

      Our audits of the consolidated financial statements referred to in our report dated March 12, 2004, appearing in the 2003 Annual Report on Form 10-K of GlobalSantaFe Corporation and subsidiaries also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 12, 2004

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

			Additions

	Balance at	Merger with	Charge (Credit)	Charged		Balance
	Beginning	Santa Fe	to Costs and	to Other		at End
Description	of Year	International	Expenses	Accounts	Deductions	of Year

Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$3.4	$—	$4.9	$—	$(0.4)	$7.9
Deferred tax asset valuation allowance	167.7	—	11.0	5.1	(34.2)	149.6
Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$3.2	$—	$0.2	$—	$—	$3.4
Deferred tax asset valuation allowance	146.6	—	49.6	—	(28.5)	167.7
Year ended December 31, 2001:
Allowance for doubtful accounts receivable	$4.7	$3.1	$(4.6)	$—	$—	$3.2
Deferred tax asset valuation allowance	40.7	25.4	136.2	—	(55.7)	146.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information relating to the directors of the Company is incorporated herein by reference to the Sections entitled “Election of Directors,” “Board Committees” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

      Information related to the designation of the Company’s audit committee financial expert is incorporated herein by reference to the section entitled “Board Committees” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

      Information with respect to the Company’s executive officers required by Item 401 of Regulation S-K is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

      The Company has adopted a code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer, Treasurer and the Controller. The Company has posted a copy of the code on the Company’s Internet website at: http://www.gsfdrill.com under the caption “Corporate Governance.” Copies of the code may be obtained free of charge from the Company’s website or by requesting a copy in writing from the Company’s Secretary at 15375 Memorial Drive, Houston, Texas 77079. The Company intends to disclose any amendments to, or waivers from, a provision of the code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer, Treasurer or the Controller by posting such information on its website.

Item 11.	Executive Compensation

      Information required by Item 11 is incorporated herein by reference to the Sections entitled “Director Compensation,” “Executive Compensation” and “Employment Agreements and Termination Agreements” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information related to security ownership required by Item 12 is incorporated herein by reference to the Section entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers,” and “Equity Compensation Plan Information” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

Item 13.	Certain Relationships and Related Transactions

      Information required by Item 13 is incorporated herein by reference to the Section entitled “Certain Relationships and Related Transactions” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

Item 14.	Principal Accountant Fees and Services

      Information required by Item 14 is incorporated herein by reference to the Section entitled “Fees to Independent Auditors for Fiscal 2002 and 2003” of the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

		Page

(a)	Financial Statements, Schedules and Exhibits
(1)	Financial Statements
	Report of Independent Auditors	55
	Consolidated Statements of Income	56
	Consolidated Balance Sheets	57
	Consolidated Statements of Cash Flows	58
	Consolidated Statements of Shareholders’ Equity	59
	Notes to Consolidated Financial Statements	60
(2)	Financial Statement Schedule
	Report of Independent Auditors	94
	Schedule II — Valuation and Qualifying Accounts	95
	Schedules other than Schedule II are omitted for the reason that they are not applicable.
(3)	Exhibits

      The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-14634). Exhibits filed herewith are so indicated by a “+”. Exhibits incorporated by reference are so indicated by parenthetical information.

2.1	Agreement and Plan of Merger, dated as of August 31, 2001, among the Company, Silver Sub, Inc., Gold Merger Sub, Inc. and Global Marine Inc. (incorporated herein by this reference to the Company’s Current Report on Form 8-K filed September 4, 2001).
3.1	Amended and Restated Memorandum of Association of the Company, adopted by Special Resolution of the members effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.2	Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the shareholders effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.1	Section 15.2 of the Amended and Restated Articles of Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders (incorporated herein by this reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.2	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc. (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997); First Supplemental Indenture dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).
4.3	Form of 7 1/8% Exchange Note Due 2007 (incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to Global Marine Inc.’s Registration Statement on Form S-4 (No. 333- 39033) filed with the Commission on February 3, 1998).
4.4	Terms of 7 1/8% Notes Due 2007 (incorporated herein by this reference to Exhibit 4.5 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997).
4.5	Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.6	Terms of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).
4.7	Form of Zero Coupon Convertible Debentures Due June 23, 2020 (incorporated herein by this reference to Exhibit 4.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).
4.8	Indenture dated as of February 1, 2003, between GlobalSantaFe Corporation and Wilmington Trust Company, as Trustee, relating to Debt Securities of GlobalSantaFe Corporation (incorporated herein by this reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.9	Form of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.10	Terms of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.1	Intercompany Agreement by and among Kuwait Petroleum Corporation, SFIC Holdings (Cayman), Inc. and the Company, dated June 9, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Amendment to Intercompany Agreement dated December 26, 2000 (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2000); Consent and Amendment to Intercompany Agreement dated August 31, 2001 (incorporated herein by this reference to Annex E to the joint proxy statement/ prospectus constituting part of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-70268) filed October 12, 2001).
10.2	Management Services Agreement by and between SFIC Holdings (Cayman), Inc. and the Company, dated June 9, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997).
10.3	Agency Agreement between Kuwait Santa Fe Braun for Engineering and Petroleum Enterprises(K.S.B.) Company K.S.C. and the Company, dated April 1, 1992 (incorporated herein by this reference to the Company’s Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997).
10.4	Drilling Contract between Azerbaijan International Operating Company and the Company, executed on March 14, 2000, dated effective July 7, 1999 (incorporated herein by this reference to the Company’s Report on Form 6-K filed May 5, 2000).
10.5	Overall Agreement between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001 (incorporated herein by this reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.6	Amendment of Overall Agreement between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001 (incorporated herein by this reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.7	Contract for the Construction and Sale of a Jackup Drilling Unit (Hull No. 2001) between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001 (incorporated herein by this reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.8	Contract for the Construction and Sale of a Jackup Drilling Unit (Hull No. 2002) between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001 (incorporated herein by this reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.9	Overall Agreement between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.10	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P.2003) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.11	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P-2004) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.12	Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated August 1, 1996).
10.13	Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. “Glomar C.R. Luigs”) (incorporated herein by this reference to Exhibit 10.10 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
10.14	Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
10.15	Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
10.16	Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No. 12) Limited, as Lessor (incorporated herein by this reference to Exhibit 10.15 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
10.17	Head-lease Agreement dated January 30, 2003 between GlobalSantaFe Drilling Company (North Sea) Limited, as lessor, and Sogelease B.V., as lessee, in respect of the jack-up drilling unit known as “Britannia.”
10.18	Sub-lease Agreement dated January 30, 2003 between Sogelease B.V., as sub-lessor, and GlobalSantaFe Drilling Company (North Sea) Limited, as sub-lessee, in respect of the jack-up drilling unit known as “Britannia.”
10.19	Guarantee and Indemnity dated January 30, 2003 between GlobalSantaFe Corporation, as guarantor, and Sogelease B.V. relating to the jack-up drilling unit known as “Britannia.”
*10.20	Amended and Restated Employment Agreement dated as of August 16, 2001, among Global Marine Inc., Global Marine Corporate Services Inc. (subsequently assumed by the Company) and Robert E. Rose; First Amendment thereto dated August 31, 2001 (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001); and Second Amendment thereto dated July 29, 2003, (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2003).
*10.21	Employee Severance Protection Plan adopted May 2, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Form of Executive Severance Protection Agreement thereunder, effective October 18, 1999, between the Company and fourteen executive officers, respectively (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).
10.22	Amendments to Executive Severance Protection Agreements, dated October 25, 2001, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.23	Amendment to Executive Severance Protection Agreement, dated August 31, 2001, between the Company and C. Stedman Garber, Jr. (incorporated herein by this reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001); and Employment Agreement effective as of March 14, 2003, (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
*10.24	Form of Severance Agreement dated August 16, 2001, between Global Marine Inc. and six executive officers, respectively (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).
*10.25	Supplemental Agreement to Severance Agreement dated January 20, 2003 by and between Global Marine Inc., GlobalSantaFe Corporation and W. Matt Ralls.
*10.26	Form of Severance Agreement dated July 29, 2003, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
*10.27	Global Marine Severance Program for Shorebased Staff Personnel, as amended and restated effective August 16, 2001 (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.5 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).
*10.28	1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Long Term Incentive Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).
*10.29	GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
*10.30	Global Marine Inc. 1989 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988); First Amendment (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1990); Second Amendment (incorporated herein by this reference to Exhibit 10.7 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment (incorporated herein by this reference to Exhibit 10.19 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993.); Fourth Amendment (incorporated herein by this reference to Exhibit 10.16 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).
*10.31	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1998); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).
*10.32	GlobalSantaFe Corporation 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10.33	Memorandum dated November 20, 2001,Regarding Grant of Restricted Stock, including Terms and Conditions of Restricted Stock (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.34	Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units to certain executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*+10.35	Forms of Memoranda Regarding Grant of Performance Units to certain executive officers of the Company, including terms and conditions for 2003 — 2005 and 2004 — 2006 performance cycles.
*10.36	Form of Notice of Grant of Stock Options used for stock option grants under the 2001 Long-Term Incentive Plan and the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan as amended (incorporated herein by this reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*+10.37	Form of Notice of Grant of Stock Options currently in use for new stock option grants under the 2003 Long-Term Incentive Plan.
*+10.38	Form of Notice of Stock Option Grant used for new stock option grants to non-employee directors under the GlobalSantaFe Corporation 2003 Long-Term Incentive Plan.
*10.39	Global Marine Executive Life Insurance Plan (incorporated herein by this reference to Exhibit 10.5 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988).
*10.40	Equity Restoration Plan (incorporated herein by this reference to the Company’s Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997).
*10.41	GlobalSantaFe Supplemental Executive Retirement Plan (incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
*10.42	Global Marine Executive Deferred Compensation Trust as established effective January 1, 1995 (incorporated herein by this reference to Exhibit 10.24 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1995); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1997); Second Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1999).
*10.43	Global Marine Benefit Equalization Retirement Plan effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.8 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989).
*10.44	Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989); First Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1999).
*10.45	Form of GlobalSantaFe Indemnity Agreement (incorporated herein by this reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
*+10.46	Resolution of the Company’s Board of Directors dated December 16, 2003, regarding Non-Employee Director Compensation Schedule.
*10.47	Non-Employee Director Deferred Compensation Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998).

*10.48	1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan dated March 23, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999); Amendment to Non-Employee Director Stock Option Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).
*10.49	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); First Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1995); Second Amendment (incorporated herein by this reference to Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).
*10.50	GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-73878) filed November 21, 2001).
*+10.51	GlobalSantaFe Management Annual Incentive Plan for 2003.
*10.52	Global Marine Personal Financial Planning Assistance Program for Senior Executive Officers, adopted August 16, 2001 Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).
*10.53	Employment Agreement dated as of January 8, 2002, by and among GlobalSantaFe Corporate Services Inc., GlobalSantaFe Corporation and Douglas C. Stegall; and Employment Agreement Amendment thereto dated as of November 22, 2002 (incorporated herein by this reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
+ 12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges
+ 21.1	List of Subsidiaries.
+23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
+31.1	Chief Executive Officer’s Certification pursuant to Rule 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934.
+31.2	Chief Financial Officer’s Certification pursuant to Rule 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934.
+32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 6, 2002, announcing a share repurchase program (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 7, 2002).

+	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

The Company hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission on request agreements defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith in accordance with said Item.

      (b) Reports on Form 8-K

      The Company filed the following Current Reports on Form 8-K during the last quarter of 2003:

Filing Date	Items Reported	Financial Statements Filed

October 3, 2003	Item 7, Financial Statements and Exhibits; and Item 9, Regulation FD Disclosure	None
October 22, 2003	Item 12, Results of Operations and Financial Disclosure	None

November 12, 2003	Item 9, Regulation FD Disclosure	None

December 4, 2003	Item 9, Regulation FD Disclosure	None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALSANTAFE CORPORATION
(Registrant)

Date: March 12, 2004

By:	/s/ W. MATT RALLS

(W. Matt Ralls)
Senior Vice President
and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON A. MARSHALL (Jon A. Marshall)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ W. MATT RALLS (W. Matt Ralls)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ MICHAEL R. DAWSON (Michael R. Dawson)	Vice President and Controller (Principal Accounting Officer)	March 12, 2004

/s/ ROBERT E. ROSE (Robert E. Rose)	Chairman of the Board	March 12, 2004

/s/ FERDINAND A. BERGER (Ferdinand A. Berger)	Director	March 12, 2004

/s/ THOMAS W. CASON (Thomas W. Cason)	Director	March 12, 2004

/s/ RICHARD L. GEORGE (Richard L. George)	Director	March 12, 2004

/s/ KHALED R. AL-HAROON (Khaled R. Al-Haroon)	Director	March 12, 2004

/s/ C. RUSSELL LUIGS (C. Russell Luigs)	Director	March 12, 2004

/s/ EDWARD R. MULLER (Edward R. Muller)	Director	March 12, 2004

Signature	Title	Date

/s/ PAUL J. POWERS (Paul J. Powers)	Director	March 12, 2004

/s/ MAHA A. R. RAZZUQI (Maha A. R. Razzuqi)	Director	March 12, 2004

/s/ STEPHEN J. SOLARZ (Stephen J. Solarz)	Director	March 12, 2004

/s/ CARROLL W. SUGGS (Carroll W. Suggs)	Director	March 12, 2004

/s/ NADER H. SULTAN (Nader H. Sultan)	Director	March 12, 2004

/s/ JOHN L. WHITMIRE (John L. Whitmire)	Director	March 12, 2004

EXHIBIT INDEX

      The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-14634). Exhibits filed herewith are so indicated by a “+”. Exhibits incorporated by reference are so indicated by parenthetical information.

2.1	Agreement and Plan of Merger, dated as of August 31, 2001, among the Company, Silver Sub, Inc., Gold Merger Sub, Inc. and Global Marine Inc. (incorporated herein by this reference to the Company’s Current Report on Form 8-K filed September 4, 2001).
3.1	Amended and Restated Memorandum of Association of the Company, adopted by Special Resolution of the members effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.2	Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the shareholders effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.1	Section 15.2 of the Amended and Restated Articles of Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders (incorporated herein by this reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.2	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc. (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997); First Supplemental Indenture dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).
4.3	Form of 7 1/8% Exchange Note Due 2007 (incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to Global Marine Inc.’s Registration Statement on Form S-4 (No. 333- 39033) filed with the Commission on February 3, 1998).
4.4	Terms of 7 1/8% Notes Due 2007 (incorporated herein by this reference to Exhibit 4.5 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997).
4.5	Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).
4.6	Terms of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).
4.7	Form of Zero Coupon Convertible Debentures Due June 23, 2020 (incorporated herein by this reference to Exhibit 4.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).
4.8	Indenture dated as of February 1, 2003, between GlobalSantaFe Corporation and Wilmington Trust Company, as Trustee, relating to Debt Securities of GlobalSantaFe Corporation (incorporated herein by this reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.9	Form of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.10	Terms of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Intercompany Agreement by and among Kuwait Petroleum Corporation, SFIC Holdings (Cayman), Inc. and the Company, dated June 9, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Amendment to Intercompany Agreement dated December 26, 2000 (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2000); Consent and Amendment to Intercompany Agreement dated August 31, 2001 (incorporated herein by this reference to Annex E to the joint proxy statement/ prospectus constituting part of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-70268) filed October 12, 2001).
10.2	Management Services Agreement by and between SFIC Holdings (Cayman), Inc. and the Company, dated June 9, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997).
10.3	Agency Agreement between Kuwait Santa Fe Braun for Engineering and Petroleum Enterprises(K.S.B.) Company K.S.C. and the Company, dated April 1, 1992 (incorporated herein by this reference to the Company’s Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997).
10.4	Drilling Contract between Azerbaijan International Operating Company and the Company, executed on March 14, 2000, dated effective July 7, 1999 (incorporated herein by this reference to the Company’s Report on Form 6-K filed May 5, 2000).
10.5	Overall Agreement between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001 (incorporated herein by this reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.6	Amendment of Overall Agreement between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001 (incorporated herein by this reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.7	Contract for the Construction and Sale of a Jackup Drilling Unit (Hull No. 2001) between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001 (incorporated herein by this reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.8	Contract for the Construction and Sale of a Jackup Drilling Unit (Hull No. 2002) between Santa Fe International Corporation and PPL Shipyard PTE, Ltd. of Singapore, dated February 1, 2001 (incorporated herein by this reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.9	Overall Agreement between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.10	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P.2003) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.11	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P-2004) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.12	Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated August 1, 1996).

10.13	Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. “Glomar C.R. Luigs”) (incorporated herein by this reference to Exhibit 10.10 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
10.14	Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
10.15	Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
10.16	Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No. 12) Limited, as Lessor (incorporated herein by this reference to Exhibit 10.15 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).
10.17	Head-lease Agreement dated January 30, 2003 between GlobalSantaFe Drilling Company (North Sea) Limited, as lessor, and Sogelease B.V., as lessee, in respect of the jack-up drilling unit known as “Britannia.”
10.18	Sub-lease Agreement dated January 30, 2003 between Sogelease B.V., as sub-lessor, and GlobalSantaFe Drilling Company (North Sea) Limited, as sub-lessee, in respect of the jack-up drilling unit known as “Britannia.”
10.19	Guarantee and Indemnity dated January 30, 2003 between GlobalSantaFe Corporation, as guarantor, and Sogelease B.V. relating to the jack-up drilling unit known as “Britannia.”
*10.20	Amended and Restated Employment Agreement dated as of August 16, 2001, among Global Marine Inc., Global Marine Corporate Services Inc. (subsequently assumed by the Company) and Robert E. Rose; First Amendment thereto dated August 31, 2001 (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001); and Second Amendment thereto dated July 29, 2003, (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2003).
*10.21	Employee Severance Protection Plan adopted May 2, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Form of Executive Severance Protection Agreement thereunder, effective October 18, 1999, between the Company and fourteen executive officers, respectively (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).
10.22	Amendments to Executive Severance Protection Agreements, dated October 25, 2001, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
*10.23	Amendment to Executive Severance Protection Agreement, dated August 31, 2001, between the Company and C. Stedman Garber, Jr. (incorporated herein by this reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001); and Employment Agreement effective as of March 14, 2003, (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
*10.24	Form of Severance Agreement dated August 16, 2001, between Global Marine Inc. and six executive officers, respectively (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).

*10.25	Supplemental Agreement to Severance Agreement dated January 20, 2003 by and between Global Marine Inc., GlobalSantaFe Corporation and W. Matt Ralls.
*10.26	Form of Severance Agreement dated July 29, 2003, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
*10.27	Global Marine Severance Program for Shorebased Staff Personnel, as amended and restated effective August 16, 2001 (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.5 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).
*10.28	1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Long Term Incentive Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).
*10.29	GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
*10.30	Global Marine Inc. 1989 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988); First Amendment (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1990); Second Amendment (incorporated herein by this reference to Exhibit 10.7 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment (incorporated herein by this reference to Exhibit 10.19 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993.); Fourth Amendment (incorporated herein by this reference to Exhibit 10.16 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).
*10.31	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1998); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).
*10.32	GlobalSantaFe Corporation 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10.33	Memorandum dated November 20, 2001,Regarding Grant of Restricted Stock, including Terms and Conditions of Restricted Stock (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10.34	Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units to certain executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*+10.35	Forms of Memoranda Regarding Grant of Performance Units to certain executive officers of the Company, including terms and conditions for 2003 — 2005 and 2004 — 2006 performance cycles.

*10.36	Form of Notice of Grant of Stock Options used for stock option grants under the 2001 Long-Term Incentive Plan and the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan as amended (incorporated herein by this reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*+10.37	Form of Notice of Grant of Stock Options currently in use for new stock option grants under the 2003 Long-Term Incentive Plan.
*+10.38	Form of Notice of Stock Option Grant used for stock option grants to non-employee directors under the GlobalSantaFe Corporation 2003 Long-Term Incentive Plan.
*10.39	Global Marine Executive Life Insurance Plan (incorporated herein by this reference to Exhibit 10.5 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988).
*10.40	Equity Restoration Plan (incorporated herein by this reference to the Company’s Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997).
*10.41	GlobalSantaFe Supplemental Executive Retirement Plan (incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
*10.42	Global Marine Executive Deferred Compensation Trust as established effective January 1, 1995 (incorporated herein by this reference to Exhibit 10.24 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1995); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1997); Second Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1999).
*10.43	Global Marine Benefit Equalization Retirement Plan effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.8 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989).
*10.44	Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989); First Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1999).
*10.45	Form of GlobalSantaFe Indemnity Agreement (incorporated herein by this reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
*+10.46	Resolution of the Company’s Board of Directors dated December 16, 2003, regarding Non-Employee Director Compensation Schedule.
*10.47	Non-Employee Director Deferred Compensation Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998).
*10.48	1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan dated March 23, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999); Amendment to Non-Employee Director Stock Option Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.49	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); First Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1995); Second Amendment (incorporated herein by this reference to Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).
*10.50	GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-73878) filed November 21, 2001).
*+10.51	GlobalSantaFe Management Annual Incentive Plan for 2003.
*10.52	Global Marine Personal Financial Planning Assistance Program for Senior Executive Officers, adopted August 16, 2001 Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).
*10.53	Employment Agreement dated as of January 8, 2002, by and among GlobalSantaFe Corporate Services Inc., GlobalSantaFe Corporation and Douglas C. Stegall; and Employment Agreement Amendment thereto dated as of November 22, 2002 (incorporated herein by this reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
+ 12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges
+ 21.1	List of Subsidiaries.
+23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
+31.1	Chief Executive Officer’s Certification pursuant to Rule 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934.
+31.2	Chief Financial Officer’s Certification pursuant to Rule 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934.
+32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 6, 2002, announcing a share repurchase program (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 7, 2002).

+	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.