Form 10-Q
period 2004-03-31
GLOBALSANTAFE CORP
filed 2004-05-07
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14634

GlobalSantaFe Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0108989
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15375 Memorial Drive, Houston, Texas	77079-4101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 925-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [✓]    No  [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [✓]    No  [    ]

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of April 30, 2004, was 234,663,544.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED MARCH 31, 2004

FORWARD-LOOKING STATEMENTS

Under the Private Securities Litigation Reform Act of 1995, companies are provided a “safe harbor” for discussing their expectations regarding future performance. We believe it is in the best interests of our shareholders and the investment community to use these provisions and provide such forward-looking information. We do so in this report and in other communications. Forward-looking statements are often but not always identifiable by the use of words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “predict,” “project,” and “should.”

Our forward-looking statements include statements about the following subjects:

•	our expectation that changes in estimates based on a recent rig life evaluation will reduce our total 2004 contract drilling depreciation expense;

•	that we expect the sale of the land drilling fleet to be completed in the second quarter 2004;

•	our expected pretax exit costs associated with the sale of the land rig drilling fleet;

•	our expected legal, advisory and selling costs and taxes associated with the sale of the land rig drilling fleet;

•	our estimate of the second quarter 2004 pretax loss recognition for one of our turnkey projects;

•	our funding and financing plans;

•	the dates drilling rigs will become available following completion of current contracts;

•	the dates our rigs that are under construction are expected to be delivered;

•	projected cash outlays, the timing of such outlays and expected sources of funding in connection with the rigs that are under construction;

•	our expectations regarding commencement of certain contracts;

•	our expectations regarding the time period in which rigs will remain idle;

•	our expectations regarding the length of time mobile assets will be operating in given locations and our resulting conclusions regarding the future tax consequences of operating in those locations;

•	our anticipated estimated tax rate for 2004;

•	our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work and dayrates in those markets;

•	that we currently intend to use net proceeds from the land rig drilling fleet sale to redeem a portion of our long-term debt;

•	that we do not anticipate using ordinary shares to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures;

•	our expectations regarding future costs associated with our new enterprise resource management software system;

•	our estimated capital expenditures in 2004;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs, with existing cash and cash equivalents, and cash generated from operations;

•	our ability to service indebtedness;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service, from our existing cash and marketable securities balances, and future cash flow from operations; and

any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on available industry, financial and economic data and our operating and financing plans as of that date. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from what we expect.

Factors that could cause or contribute to such differences include, but are not limited to (a) changes in rig utilization and dayrates in response to the level of activity in the oil and natural gas industry, which is significantly affected by indications and expectations regarding the level and volatility of oil and natural gas prices, which in turn are affected by such things as political, economic and weather conditions affecting or potentially affecting regional or worldwide demand for oil and natural gas, actions or anticipated actions by OPEC, inventory levels, deliverability constraints, and futures market activity; (b) the impact of war or armed hostilities in the Middle East or elsewhere; (c) presently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime; (d) delays in rig construction projects due to such things as cost over-runs, supply shortages, natural disasters and work stoppages by shipyard workers; and (e) such other risk factors as may be discussed herein, in the “Risk Factors” section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003, and subsequent reports filed with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

    of GlobalSantaFe Corporation

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income for each of the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flow for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

May 7, 2004

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Contract drilling	$269.5	$330.3
Drilling management services	105.7	88.0
Oil and gas	4.8	6.1

Total revenues	380.0	424.4

Expenses:
Contract drilling	191.4	233.1
Drilling management services	100.4	85.3
Oil and gas	1.4	1.3
Depreciation, depletion and amortization	64.4	61.8
Gain on sale of assets	(2.7)	—
Impairment loss on long-lived assets	1.2	—
General and administrative	15.9	13.5

Total operating expenses	372.0	395.0

Operating income	8.0	29.4
Other income (expense):
Interest expense	(16.5)	(16.2)
Interest capitalized	9.9	9.0
Interest income	3.0	2.9
Other	(1.9)	21.9

Total other income (expense)	(5.5)	17.6

Income before income taxes	2.5	47.0
Provision for income taxes:
Current tax provision	0.7	7.4
Deferred tax benefit	(2.3)	(3.1)

Total (benefit) provision for income taxes	(1.6)	4.3

Income from continuing operations	4.1	42.7
Income from discontinued operations, net of tax effect (Note 2)	4.6	3.2

Net income	$8.7	$45.9

Earnings per ordinary share (Basic):
Income from continuing operations	$0.02	$0.18
Discontinued operations	0.02	0.02

Net income	$0.04	$0.20

Earnings per ordinary share (Diluted):
Income from continuing operations	$0.02	$0.18
Discontinued operations	0.02	0.02

Net income	$0.04	$0.20

Average ordinary shares:
Basic	234.2	233.1
Diluted	236.8	234.6

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS ($ in millions)

	March 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$580.2	$711.8
Marketable securities	229.3	135.0
Accounts receivable, net of allowances	305.6	313.5
Costs incurred on turnkey drilling projects in progress	17.7	10.5
Prepaid expenses	24.1	30.2
Assets held for sale (Note 2)	200.9	205.8
Other current assets	4.6	6.0

Total current assets	1,362.4	1,412.8

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,217.9 at March 31, 2004, and $1,158.0 at December 31, 2003	4,235.6	4,159.0
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $13.5 at March 31, 2004, and $12.7 at December 31, 2003	22.0	21.2

Net properties	4,257.6	4,180.2

Goodwill	341.4	352.1
Deferred income taxes	35.4	31.2
Other assets	145.0	173.4

Total assets	$6,141.8	$6,149.7

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

($ in millions)

	March 31, 2004	December 31, 2003
Current liabilities:
Accounts payable	$205.7	$179.6
Accrued compensation and related employee costs	64.3	67.5
Accrued income taxes	2.4	8.0
Accrued interest	10.3	13.5
Deferred revenue	13.7	27.6
Other accrued liabilities	78.7	95.9

Total current liabilities	375.1	392.1

Long-term debt	1,197.6	1,191.4
Capital lease obligations	32.0	39.5
Deferred income taxes	21.9	21.5
Other long-term liabilities	173.0	177.6
Commitments and contingencies (Note 4)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600,000,000 shares authorized, 234,487,501 shares and 233,516,104 shares issued and outstanding at March 31, 2004, and December 31, 2003, respectively	2.3	2.3
Additional paid-in capital	2,975.6	2,959.1
Retained earnings	1,407.8	1,410.8
Accumulated other comprehensive loss	(43.5)	(44.6)

Total shareholders’ equity	4,342.2	4,327.6

Total liabilities and shareholders’ equity	$6,141.8	$6,149.7

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$8.7	$45.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	68.4	65.5
Deferred income taxes	(2.2)	(3.2)
Gain on sale of assets	(2.7)	—
Impairment loss on long-lived assets	1.2	—
Decrease (increase) in accounts receivable	19.6	(9.5)
Decrease in prepaid expenses and other current assets	—	12.3
Decrease in accounts payable	(8.0)	(54.9)
Decrease in accrued liabilities	(27.6)	(22.3)
Decrease increase in deferred revenues	(15.0)	(12.7)
(Decrease) increase in other long-term liabilities	(0.2)	6.5
Other, net	5.1	4.6

Net cash flow provided by operating activities	47.3	32.2

Cash flows from investing activities:
Capital expenditures	(113.3)	(127.0)
Purchases of held-to-maturity marketable securities	(129.2)	—
Proceeds from maturities of held-to-maturity marketable securities	54.8	59.5
Proceeds from maturities of available-for-sale marketable securities	6.2	4.2
Proceeds from sales of properties and equipment	1.5	1.8

Net cash flow used in investing activities	(180.0)	(61.5)

Cash flows from financing activities:
Dividend payments	(11.7)	(7.6)
Issuance of long-term debt, net of discount	—	249.4
Deferred financing costs	—	(3.4)
Lease-leaseback transaction	—	37.0
Payments on capitalized lease obligations	(8.0)	(6.5)
Proceeds from issuance of ordinary shares	15.6	6.4
Other	5.2	—

Net cash flow provided by financing activities	1.1	275.3

(Decrease) increase in cash and cash equivalents	(131.6)	246.0
Cash and cash equivalents at beginning of period	711.8	677.0

Cash and cash equivalents at end of period	$580.2	$923.0

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an oil and gas drilling contractor, owning or operating a fleet of 92 marine and land drilling rigs. As of March 31, 2004, our offshore fleet included 12 floating rigs, 46 cantilevered jackup rigs, including the GSF Constellation II, which was delivered on March 31, 2004, and one platform rig which we sold in April 2004. We currently have two ultra-deepwater semisubmersibles under construction, and we operate two semisubmersible rigs for third parties under a joint venture agreement. We also own 31 land drilling rigs which we have entered into an agreement to sell (see Note 2). We provide oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of GlobalSantaFe Corporation and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to GlobalSantaFe Corporation and its consolidated subsidiaries. The condensed consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the current presentation.

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Interim-period results may not be indicative of results expected for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Our independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

PROPERTIES AND EQUIPMENT

Depreciation, Depletion and Amortization

We periodically evaluate the remaining useful lives and salvage values of our rigs, giving effect to operating and market conditions and upgrades performed on these rigs. As a result of recent analyses performed on our drilling fleet, effective January 1, 2004, we increased the remaining lives on certain of our jackup fleet to 13 years from a range of 5.6 to 10.1 years, increased salvage values of these and other

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rigs in our jackup fleet from $0.5 million per rig to amounts ranging from $1.2 to $3.0 million per rig and increased the salvage values of our semisubmersibles and certain of our drillships from $1.0 million per rig to amounts ranging from $2.5 to $4.0 million per rig. The effect of these changes in estimates was a reduction to depreciation expense for the three months ended March 31, 2004, of approximately $4.6 million.

Gain on Sale of Assets

In December 2003, one of our wholly owned subsidiaries, Challenger Minerals Inc. (“CMI”) participated in a drilling project in West Africa off the coast of Mauritania. Our share of the costs incurred in connection with this project totaled approximately $3.4 million, which were classified as unproved oil and gas properties. In March 2004, we sold our interest in this project for approximately $6.1 million and recorded a gain of $2.7 million in connection with this sale in the first quarter of 2004.

Asset Retirements / Impairments

During the first quarter of 2004, we retired the drillship Glomar Robert F. Bauer from active service. As a result, we adjusted the carrying value of the rig to its estimated salvage value, which resulted in a $1.5 million charge to depreciation expense in the three months ended March 31, 2004.

In April 2004, we sold the platform rig Rig 82 for a nominal sum in connection with our exit from the platform rig business. As a result, we recorded an impairment loss of approximately $1.2 million in the first quarter of 2004.

GOODWILL

At March 31, 2004, Goodwill in our Condensed Consolidated Balance Sheet totaled approximately $341.4 million. Goodwill decreased by $10.7 million from approximately $352.1 million at December 31, 2003, due primarily to the first quarter 2004 adjustment of certain contingent litigation and tax liabilities.

STOCK-BASED COMPENSATION PLANS

We account for our stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, we compute compensation cost for these plans as the amount by which the quoted market price of our ordinary shares on the date of grant exceeds the amount the employee must pay to acquire the shares. The amount of compensation cost, if any, is charged to income over the vesting period. No compensation cost has been recognized for options granted under our employee share purchase plan or for any of our outstanding stock options, all of which have exercise prices equal to or greater than the market price of our ordinary shares on the date of grant. We do, however, recognize compensation cost for all grants of performance-based stock awards.

Had compensation cost for our stock-based compensation plans been determined based on fair values as of the dates of grant, our net income and earnings per ordinary share would have been reported as follows:

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Three Months Ended March 31,
		2004	2003
		(In millions, except per share amounts)
Income from continuing operations, as reported		$4.1	$42.7

Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects		0.2	0.2
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		(9.4)	(10.2)

Pro forma income (loss) from continuing operations		$(5.1)	$32.7

Basic earnings (loss) per ordinary share	—as reported	$0.02	$0.18
	—pro forma	$(0.02)	$0.14

Diluted earnings (loss) per ordinary share	—as reported	$0.02	$0.18
	—pro forma	$(0.02)	$0.14

Estimates of fair values for stock options granted under our stock-based compensation plans for purposes of calculating the pro forma data in the preceding table are computed using the Black-Scholes option-pricing model. Fair values for performance-based stock awards are determined by the market price of our ordinary shares at the date of grant. The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

As of December 31, 2003, we changed our assumption as to the expected lives of stock option awards from a single award method to a tranche-based method. This method treats an option grant as if it were a series of awards with separate expected lives rather than a single award. Under this method, a greater portion of pro forma compensation expense related to an option award will be recognized in the earlier years of the option vesting periods because the early years are also part of the vesting period for later awards in the series. We have revised our prior year period pro forma stock-based compensation disclosures in the table above to reflect the use of this tranche-based method.

Note 2—Discontinued Operations

SALE OF LAND DRILLING FLEET

On April 1, 2004, we entered into an agreement to sell our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million in an all cash transaction. Our land drilling fleet consists of 31 rigs, 12 of which are currently located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt and three in Oman. The total net book value of our land drilling fleet and related support equipment was approximately $199.1 million at March 31, 2004. Also included in the sales price are certain working capital items, primarily prepaid items, related to the land drilling fleet with a carrying value of approximately $1.8 million at March 31, 2004. These items are

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in assets held for sale at March 31, 2004. We expect the transaction to be completed during the second quarter of 2004.

Land drilling operations have historically been included in our contract drilling segment operating results. The following table lists the contribution of our land rig fleet to our consolidated operating results for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Revenues	$26.9	$28.6
Direct operating expenses	16.7	21.0
Depreciation	4.0	3.7

	6.2	3.9
Provision for income taxes	1.6	0.7

Income from discontinued operations, net of tax effect	$4.6	$3.2

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

	Three Months Ended March 31,
	2004	2003
	(In millions, except share and per share amounts)
Numerator:
Income from continuing operations	$4.1	$42.7
Income from discontinued operations	4.6	3.2

Net income	$8.7	$45.9

Denominator:
Ordinary shares—Basic	234,161,357	233,058,965
Add effect of employee stock options	2,592,621	1,543,793

Ordinary shares—Diluted	236,753,978	234,602,758

Earnings per ordinary share:
Basic:
Income from continuing operations	$0.02	$0.18
Income from discontinued operations	$0.02	$0.02

Net income	$0.04	$0.20

Diluted:
Income from continuing operations	$0.02	$0.18
Income from discontinued operations	$0.02	$0.02

Net income	$0.04	$0.20

The computation of diluted earnings per ordinary share for both periods presented excludes outstanding stock options with exercise prices greater than the average market price of our ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be “antidilutive”). The number of antidilutive options excluded from the computation of diluted earnings per ordinary share represented 10,503,175 shares and 14,686,291 shares for the three months ended March 31, 2004 and 2003, respectively.

Diluted earnings per ordinary share for the three months ended March 31, 2004 and 2003, also excludes 4,875,062 potentially dilutive shares issuable upon conversion of our Zero Coupon Convertible Debentures because the inclusion of such shares would be antidilutive given the level of net income for the first quarters of 2004 and 2003.

Holders of the Zero Coupon Convertible Debentures have the right to require us to repurchase the debentures as early as June 23, 2005. We may pay the repurchase price with either cash or stock or a combination thereof. We do not anticipate using stock to satisfy any such future purchase obligation.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Three Months Ended March 31,
	2004	2003
	($ in millions)
Revenues from external customers:
Contract drilling (1)	$269.5	$330.3
Drilling management services	105.7	88.0
Oil and gas	4.8	6.1

Consolidated	$380.0	$424.4

Intersegment revenues:
Contract drilling	$2.7	$0.7
Drilling management services	1.5	2.1
Intersegment elimination	(4.2)	(2.8)

Consolidated	$—	$—

Total revenues:
Contract drilling (1)	$272.2	$331.0
Drilling management services	107.2	90.1
Oil and gas	4.8	6.1
Intersegment elimination	(4.2)	(2.8)

Consolidated	$380.0	$424.4

Segment operating income:
Contract drilling (1)	$15.9	$37.1
Drilling management services	5.3	2.7
Oil and gas	2.6	4.1
Gain on sale of assets	2.7	—
Impairment loss on long-lived assets	(1.2)	—

Total segment operating income	25.3	43.9
Corporate expenses	(17.3)	(14.5)

Operating income	8.0	29.4
Other income (expense)	(5.5)	17.6

Income before income taxes	$2.5	$47.0

(1)	Contract drilling results for both periods presented exclude operating results from land drilling operations, which are included in “discontinued operations” on the condensed consolidated statements of income. Land drilling operating results are discussed in Note 2.

We typically rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on revenues received upon completion of the project. These cost estimates are adjusted when final actual project costs have been determined, which may result in

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments to previously recorded amounts. Results for the first quarters of 2004 and 2003 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $1.7 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $2.6 million and $3.5 million for the three months ended March 31, 2004 and 2003, respectively, related to wells in which CMI was either the operator or held a working interest. This turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Subsequent to March 31, 2004, one of our turnkey projects underway at quarter-end encountered unforeseen delays and difficulties in completion, which will result in an estimated second quarter 2004 pretax loss for this project of approximately $0.6 million.

Note 5—Commitments and Contingencies

CAPITAL COMMITMENTS

We currently have contracts with PPL Shipyard PTE, Ltd. of Singapore (“PPL”) for construction of two ultra-deepwater semisubmersibles. In June 2003 and March 2004, we took delivery of the GSF Constellation I and the GSF Constellation II, our two high-performance cantilevered jackups ordered from PPL, at total costs of $133 million and $131 million, respectively, excluding capitalized interest, capital spares, startup expenses and mobilization costs. Contractual obligations in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $580 million. Of the $580 million, $515 million had been incurred as of March 31, 2004.

CMI currently holds a 16% working interest in a development project in the North Sea. CMI’s portion of the development costs of this project is expected to total approximately £15.1 million ($27.3 million). Of the $27.3 million, approximately $13.7 million had been incurred as of March 31, 2004.

ENVIRONMENTAL MATTERS

We have certain potential liabilities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state acts regulating cleanup of various hazardous waste disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site. We and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has now been entered by the court. The parties to the settlement have entered into a participation agreement, which makes us liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, we expect that

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our share of the remaining remediation costs will not exceed approximately $400,000. There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

We have also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. We and other PRPs have entered into an agreement with the EPA and the DOJ to resolve their potential liabilities. Under the settlement, we are not likely to owe any substantial additional amounts for this site beyond what we have already paid. There are additional potential liabilities related to this site, but these cannot be quantified at this time, and we have no reason at this time to believe that they will be material.

We have been named as one of many PRPs in connection with a site located in Carson, California, formerly maintained by Cal Compact Landfill. On February 15, 2002, we were served with a required 90-day notification that eight California cities, on behalf of themselves and other PRPs, intend to commence an action against us under the Resource Conservation and Recovery Act (“RCRA”). On April 1, 2002, a complaint was filed by the cities against us and others alleging that we have liabilities in connection with the site. However, the complaint has not been served. The site was closed in or around 1965, and we do not have sufficient information to enable us to assess our potential liability, if any, for this site.

Resolutions of other claims by the EPA, the involved state agency and/or PRPs are at various stages of investigation. These investigations involve determinations of:

•	the actual responsibility attributed to us and the other PRPs at the site;

•	appropriate investigatory and/or remedial actions; and

•	allocation of the costs of such activities among the PRPs and other site users.

Our ultimate financial responsibility in connection with those sites may depend on many factors, including:

•	the volume and nature of material, if any, contributed to the site for which we are responsible;

•	the numbers of other PRPs and their financial viability; and

•	the remediation methods and technology to be used.

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately accrued and should not have a material effect on our financial position or ongoing results of operations. Estimated costs of future expenditures for environmental remediation obligations are not discounted to their present value.

CONTINGENCIES AND OTHER LEGAL MATTERS

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1998, we entered into fixed-price contracts for the construction of two dynamically positioned, ultra-deepwater drillships, the GSF C.R. Luigs and the GSF Jack Ryan, which began operating in April and December 2000, respectively. Pursuant to two 20-year capital lease agreements, we subsequently novated the construction contracts for the drillships to two financial institutions (the “Lessors”), which now own the drillships and lease them to us. We have deposited with three large foreign banks (the “Payment Banks”) amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million (the “Defeasance Payment”). In exchange for the deposits, the Payment Banks have assumed liability for making rental payments required under the leases and the Lessors have legally released us as the primary obligor of such rental payments. Accordingly, we have recorded no capital lease obligations on our balance sheet with respect to the two drillships.

We have interest rate risk in connection with these fully defeased financing leases for the GSF Jack Ryan and GSF C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the March 31, 2004, LIBOR rate of 4.37% were to continue over the next nine years, we would be required to fund an additional estimated $56 million during that period. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

We are defendants or are otherwise involved in a number of lawsuits in the ordinary course of business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 6—Retirement Plans

We sponsor defined benefit pension plans in the United States and the United Kingdom covering all of our U.S. employees and a portion of our non-U.S. employees. Our U.S. qualified plans are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Our qualified plans are designed and operated to comply with the applicable requirements of the respective U.S. and U.K. tax codes for qualified plans and, as such, are not subject to income taxes. In general, benefits are based on the employee’s length of service and average earnings for the highest consecutive 60 months of compensation during the last ten years of service. Substantially all benefits are paid from funds held in trust for the benefit of participants. We are the sole contributor to the plans, with the exception of one of our plans in the U.K

The components of net periodic pension benefit cost for our pension plans for the three months ended March 31, 2004 and 2003, were as follows:

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2004		2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
	(In millions)
Service cost—benefits earned during the period	$2.8	$3.1	$2.6	$2.5
Interest cost on projected benefit obligation	4.9	2.0	4.6	1.2
Expected return on plan assets	(4.1)	(2.0)	(3.3)	(1.0)
Recognized actuarial loss	2.1	—	2.8	—
Amortization of prior service cost	1.2	0.8	1.0	0.2

Net periodic pension cost	$6.9	$3.9	$7.7	$2.9

Our funding objective is to fund participants’ benefits under the plans as they accrue. Although we expect that there will be no minimum pension contribution required under ERISA guidelines to our qualified plans for 2004, we have historically funded the plans on an annual basis. Accordingly, we may make discretionary contributions, which will be determined after the 2004 actuarial valuations are complete.

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $1.8 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively.

Note 7—Supplemental Cash Flow Information—Noncash Financing Activity

In March 2004, our Board of Directors declared a regular quarterly cash dividend for the first quarter of 2004 of $0.05 per ordinary share, payable to shareholders of record as of the close of business on March 31, 2004. This first quarter dividend in the amount of $11.7 million was paid on April 15, 2004.

Cash payments for capital expenditures for the three months ended March 31, 2004, include $16.6 million that was accrued but unpaid at December 31, 2003. Cash payments for capital expenditures for the three months ended March 31, 2003, include $19.2 million that was accrued but unpaid at December 31, 2002. Capital expenditures that were accrued but unpaid at March 31, 2004, totaled $49.8 million. This amount is included in Accounts payable on the Condensed Consolidated Balance Sheet at March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a worldwide oil and gas drilling contractor, owning or operating a fleet of 92 marine and land drilling rigs. As of March 31, 2004, our fleet included 12 floating rigs, 46 cantilevered jackup rigs, including the GSF Constellation II, which was delivered on March 31, 2004, 31 land rigs and one platform rig. We also operate two semisubmersible rigs for third parties under a joint venture agreement and currently have two ultra-deepwater semisubmersibles under construction. During the first quarter of 2004, we retired the drillship Glomar Robert F. Bauer from active service. In April 2004, we entered into an agreement to sell our land drilling fleet as discussed below and also sold the platform rig Rig 82 for a nominal sum in connection with our planned exit from our platform rig operations.

We provide oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities, principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

We derive substantially all of our revenues from our contract drilling and drilling management services operations, which depend on the level of activity in offshore and onshore oil and natural gas exploration and development drilling in markets worldwide. These operations are subject to a number of risks, many of which are outside our control. For a discussion of these risks, see “Items 1. and 2. Business and Properties — Risk Factors” in our Annual report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These policies, estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes to these policies in the three months ended March 31, 2004, other than the change in estimate discussed below.

Depreciation, Depletion and Amortization

We periodically evaluate the remaining useful lives and salvage values of our rigs, giving effect to operating and market conditions and upgrades performed on these rigs. As a result of recent analyses performed on our drilling fleet, effective January 1, 2004, we increased the remaining lives on certain of our jackup fleet to 13 years from a range of 5.6 to 10.1 years, increased salvage values of these and other rigs in our jackup fleet from $0.5 million per rig to amounts ranging from $1.2 to $3.0 million per rig and increased the salvage values of our semisubmersibles and certain of our drillships from $1.0 million per rig to amounts ranging from $2.5 to $4.0 million per rig. The effect of these changes in estimates was a reduction to depreciation expense for the three months ended March 31, 2004, of approximately $4.6 million. We expect these changes in estimates to reduce our total 2004 contract drilling depreciation expense by approximately $18.3 million, based on rigs and equipment in service at December 31, 2003.

SALE OF LAND DRILLING FLEET

On April 1, 2004, we entered into an agreement to sell our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million in an all cash transaction. We decided to sell our land rig fleet to focus our management efforts on our offshore drilling business. Our land drilling fleet consists of 31 rigs, 12 of which are currently located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt and three in Oman. The total net book value of our land drilling fleet and related support equipment was approximately $199.1 million at March 31, 2004. Also included in the sales price are approximately $1.8 million of certain working capital items, primarily prepaid items, related to the land fleet. These items are included in assets held for sale as of March 31, 2004. We expect the transaction to be completed during the second quarter of 2004.

Land drilling operations have historically been included in our contract drilling segment operating results. The following table lists the contribution of our land rig fleet to our consolidated operating results for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Revenues	$26.9	$28.6
Direct operating expenses	16.7	21.0
Depreciation	4.0	3.7

	6.2	3.9
Provision for income taxes	1.6	0.7

Income from discontinued operations, net of tax effect	$4.6	$3.2

EXIT COSTS

In connection with the sale of our land drilling fleet, we have implemented an exit plan that will include the closing of four area offices in Kuwait, Oman, Saudi Arabia and Venezuela, and the separation of 1,423 employees. These employees are primarily rig personnel and related shorebase and area office personnel. Pretax costs associated with this exit plan are expected to total approximately $15 to $20 million. We expect to complete these exit activities during the second quarter of 2004. All costs incurred in connection with these exit activities will be included as part of discontinued operations on the condensed consolidated statement of income.

OTHER COSTS

In addition to the exit costs discussed above, we expect to incur certain other legal, advisory and selling costs in connection with the sale of the land drilling fleet totaling approximately $3 to $5 million before taxes.

Operating Results

SUMMARY

Data relating to our continuing operations by business segment follows (dollars in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2004	2003
Revenues:
Contract drilling (1)	$272.2	$331.0	(18)%
Drilling management services	107.2	90.1	19%
Oil and gas	4.8	6.1	(21)%
Less: Intersegment revenues	(4.2)	(2.8)	50%

	$380.0	$424.4	(10)%

Operating income:
Contract drilling (1)	$15.9	$37.1	(57)%
Drilling management services	5.3	2.7	96%
Oil and gas	2.6	4.1	(37)%
Gain on sale of assets	2.7	—	N/A
Impairment loss on long-lived assets	(1.2)	—	N/A
Corporate expenses	(17.3)	(14.5)	19%

	$8.0	$29.4	(73)%

(1)	Contract drilling results for both periods presented exclude operating results from land drilling operations, which are included in “discontinued operations” on the condensed consolidated statements of income.

Operating income decreased by $21.4 million to $8.0 million for the first quarter of 2004 from $29.4 million for the first quarter of 2003, due primarily to lower dayrates and utilization for the drilling fleet, an increase in corporate expenses and lower natural gas production. These decreases were offset in part by higher margins on turnkey drilling projects. Included in operating income for the first quarter of 2004 are a gain of $2.7 million recognized on the sale of our interest in an oil and gas drilling lease offshore Mauritania, West Africa, offset in part by an impairment loss of $1.2 million recognized in the first quarter of 2004 on the sale of the platform rig Rig 82 in April 2004.

Our contract drilling backlog from our continuing operations at March 31, 2004, totaled approximately $1.2 billion, of which approximately $507 million is expected to be realized during the remainder of 2004. Our contract drilling backlog from our continuing operations at December 31, 2003, was $869 million.

CURRENT MARKET CONDITIONS

The drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles are volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers and the highly competitive nature of the offshore drilling industry. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. A summary of current market conditions in our areas of operations follows:

U.S. Gulf of Mexico

We currently operate ten cantilevered jackups and two semisubmersibles in the U.S. Gulf of Mexico market. With the mobilization by industry participants of a number of jackups to other markets, including our planned mobilization of the Glomar Adriatic II to West Africa, the supply and demand balance for jackups is improving, although this market continues to be characterized by short-term contracts. During the first quarter of 2004, we experienced 95% utilization of our jackup rig fleet in the U.S. Gulf of Mexico while the industry utilization rate for all jackups in the area averaged 73% for the same period. Average dayrates for our jackups in this market increased approximately 24% during the first quarter of 2004 from fourth quarter 2003 levels.

Although the U.S. Gulf of Mexico market for semisubmersibles is expected to remain weak through at least the first half of 2004, we were successful in securing a contract for the GSF Celtic Sea commencing in early March 2004 for an initial period of approximately five months. The GSF Arctic I commenced a new contract in October 2003 and we expect the rig to remain under contact until the third quarter of 2004, after which it may move to an area outside of the U.S. Gulf of Mexico.

Ultra-deepwater market

Industry-wide, the ultra-deepwater market continues to show signs of improvement, with several tenders for long term work recently issued. For the past year, this market has been characterized by shorter term work with the potential for downtime between contracts. While this spot market softness still exists, we believe that prospective contract awards may lead to a better balance between supply and demand and consequently to greater backlog and higher dayrates for the premium equipment in this asset class later in 2004 and into 2005. We presently operate three drillships in the ultra-deepwater market, with all three of those rigs currently located in the U.S. Gulf of Mexico. Upon earlier than expected completion of its latest contract, the GSF Jack Ryan is undergoing upgrades pending start of another one-well contract in the U.S. Gulf of Mexico. Following completion of that contract, the rig is expected to move to Brazil for a multiple well project. The GSF Explorer will shortly commence another one-well contract, and we are bidding to use this rig on several other deepwater projects. We expect the GSF C.R. Luigs to continue under contract with its current customer for the foreseeable future.

We currently have two ultra-deepwater semisubmersibles under construction. The first of these, the GSF Development Driller I, is scheduled for delivery in July 2004 and we are in discussions with several operators pursuant to recent bid requests against long-term projects. Most of those opportunities have commencement dates in 2005, however, so we are also pursuing opportunities to bid the rig against shorter term work in the interim. The second rig, the GSF Development Driller II, is scheduled for delivery around the end of the first quarter of 2005, after which it will mobilize to the Gulf of Mexico for a three-year contract.

North Sea

Our North Sea fleet currently includes four semisubmersibles, four cantilevered heavy-duty harsh environment (“HDHE”) jack-ups and three cantilevered jackups. In April 2004, we sold the platform rig Rig 82 in connection with our planned exit from platform rig operations.

Three of our semisubmersibles are working under contracts which are expected to extend into late third quarter or early fourth quarter 2004. We expect dayrates to improve slightly for any new fixtures commencing in the summer 2004, but any improvements in dayrates are not likely to be sustained during the winter months when demand traditionally decreases.

The market for HDHE jackup rigs in the North Sea has sustained the improvement exhibited at the end of 2003. The GSF Galaxy III is contracted to late 2004 and is committed to another operator for HDHE work commencing in mid 2005, continuing into early 2007. The GSF Galaxy I and the GSF Magellan each have contracts commencing in May 2004 with both programs expected to extend into late third quarter 2004. The GSF Monarch continues under a long-term contract extending to late 2004.

Although the standard specification jackup market has exhibited some weakness during the first quarter of 2004 which has resulted in lower dayrates, we expect this market to strengthen in the spring and early summer of 2004. The standard specification jackup GSF Labrador completed a one-well contract during April 2004 and is expected to commence a new contract in early June 2004 which will extend into the fourth quarter of 2004. The GSF Adriatic XI is currently being prepared to move from the North Sea area to pursue opportunities outside the region. The GSF Britannia continues under a long-term contract which extends into late 2004.

West Africa

We currently operate two semisubmersibles and nine cantilevered jackups in this market. Both of our semisubmersibles in this market are contracted until mid 2004. One of our semisubmersibles, the GSF Aleutian Key, is currently available mid summer and we are bidding the rig against several short-term programs. The second semisubmersible, GSF Rig 135, is anticipated to be employed through the third quarter of 2004 and possibly longer. The West Africa jackup market continues to be heavily influenced by the level of rig demand in Nigeria, traditionally the area with the largest concentration of rigs in this market. Utilization has continued to decrease slightly during the first quarter of 2004. This decline in utilization has been attributed to funding difficulties for operators in Nigeria by their partner, the Nigerian National Petroleum Corporation. Current industry jackup utilization is around 71% and we anticipate that the funding difficulties will be resolved and the West Africa market will strengthen gradually through the year. Notwithstanding the recent market weakness, our jackup fleet was 100% utilized by the end of the first quarter of 2004 with the exception of the GSF Adriatic V which entered the shipyard to undergo upgrades as one of the two units which will begin long-term contracts in Angola. These contracts are scheduled to commence in August 2004 with duration of 2 1/2 years each.

Southeast Asia

Industry utilization in this region has increased during the first quarter of 2004 to 96% from 83% during late 2003. This increase in utilization, along with the departure of six units from the region to both India and the Middle East, has enabled dayrates in the region to increase. We anticipate this increase in dayrates to continue through the remainder of 2004. We currently operate six cantilevered jackups in this market and experienced 100% employment of the fleet with the exception of the GSF Key Gibraltar. During February the GSF Key Gibraltar, while under contract with Talisman Malaysia, experienced leg damage while attempting to position itself next to one of their platforms. The unit was out of service for 26 days but is now back to work with Talisman Malaysia. We expect our six jackup rigs in this region to be fully employed throughout 2004.

Middle East and Mediterranean

In the Middle East, we were successful in securing commitments for two-year contract extensions for the GSFRig 127 and GSFRig 103 in Qatar during the first quarter of 2004. We also obtained a two-year contract to move the Key Hawaii from Saudi Arabia to Qatar. As a result of these recent extensions and contract awards, we expect 100% utilization of our fleet in the Arabian Gulf, (with the exception of approximately 45 days to update the Key Hawaii) for all of 2004, 2005 and the majority of 2006.

The Mediterranean Sea jackup market is currently in balance, despite the addition of one rig to the area. We expect all of our jackups in the Mediterranean to be committed for the remainder of 2004.

Other

We currently operate two jackup drilling units in Trinidad, the GSF Adriatic VII and the GSF Monitor. Both rigs are expected to remain under contract through 2004. We are mobilizing the GSF Constellation I to Trinidad for a three-year contract commencing July 2004. The market in Trinidad is expected to strengthen through 2004 with the increase in through-put and gas commitments of the Atlantic LNG plant and the development of the Plataforma Deltana project which spans the Trinidad / Venezuela border. The GSF Constellation II will mobilize to Argentina for a six-well (approximately nine months) contract commencing in August 2004.

CONTRACT DRILLING OPERATIONS

Contract drilling results in the following discussion exclude operating results from land drilling operations for all periods presented. Data with respect to our continuing contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended March 31,		Increase/ Decrease
	2004	2003
Contract drilling revenues by area: (1)
U.S. Gulf of Mexico	$67.7	$78.4	(14)%
West Africa	57.7	66.5	(13)%
North Sea	39.5	70.0	(44)%
Southeast Asia	37.3	37.1	1%
Middle East	20.5	21.1	(3)%
North Africa	16.2	12.9	26%
South America	12.5	6.4	95%
Other	20.8	38.6	(46)%

	$272.2	$331.0	(18)%

Average rig utilization by area:
U.S. Gulf of Mexico	88%	91%	(3)%
West Africa	90%	89%	1%
North Sea	51%	67%	(24)%
Southeast Asia	86%	89%	(4)%
Middle East	100%	96%	4%
North Africa	100%	100%	—%
South America	100%	100%	—%
Other	67%	75%	(11)%

Total average rig utilization:	82%	85%

Average revenues per day: (2)	$60,100	$69,100

(1)	Includes revenues earned from affiliates.
(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of cost reimbursements, totaling $7.9 million and $11.0 million for the three months ended March 31, 2004 and 2003, respectively. Average revenues per day including these reimbursed expenses would have been $61,900 and $71,600 for the three months ended March 31, 2004 and 2003, respectively. The calculation of average revenues per day excludes all contract drilling revenues related to our platform rig operations.

Contract drilling revenues decreased $58.8 million to $272.2 million for the first quarter of 2004 as compared to $331.0 million for the 2003 first quarter. Lower dayrates and utilization for our drilling fleet accounted for $31.3 million and $19.9 million, respectively, of this decrease. The remainder of the decrease was due to lower reimbursable and other revenues, which decreased by $6.1 million and $1.5 million, respectively. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have no effect on operating income. Other revenues include rig mobilization fees and miscellaneous fees including labor, material, rental, handling and incentive bonuses.

The decrease in drilling revenues was due primarily to lower utilization and dayrates for the North Sea drilling fleet, along with lower utilization for the GSF Galaxy II off the eastern coast of Canada, which remained idle through the first quarter of 2004, lower dayrates and utilization for our ultra-deepwater rigs in the U.S. Gulf of Mexico and for our West Africa drilling fleet and to the exit from substantially all of our platform rig business during the fourth quarter of 2003. These decreases were offset in part by the full-quarter utilization of the Glomar Grand Banks which was idle for the entire first quarter of 2003, increases in dayrates and utilization for the U.S. Gulf of Mexico jackup fleet and increases in utilization in North Africa and Southeast Asia.

The mobilization of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Rig 135	Semisubmersible	North Sea	West Africa	Jan-03
GSF Adriatic IV	Cantilevered Jackup	U.S. Gulf of Mexico	North Africa	Mar-03
GSF Jack Ryan	Drillship	Other (Australia)	West Africa	Aug-03
GSF Monitor	HDHE Jackup	North Sea	South America	Oct-03
GSF Jack Ryan	Drillship	West Africa	U.S. Gulf of Mexico	Jan-04

Contract drilling operating expenses before intersegment eliminations reflect the decreases in utilization noted above, decreasing by $39.7 million to $194.1 million in the first quarter of 2004 from $233.8 million in the 2003 first quarter. Lower labor costs, repairs and maintenance, marine insurance and reimbursable expenses were responsible for the majority of this decrease. The decrease in marine insurance expense is due primarily to lower insurance premiums as a result of higher deductibles assumed in our insurance coverages beginning in the third quarter of 2003.

Contract drilling depreciation expense increased by $2.1 million in the first quarter of 2004 from the prior year first quarter due primarily to the delivery of the high-performance jackup GSF Constellation I, which was placed into service during the third quarter of 2003, the acceleration of the remaining depreciation on the Glomar Robert F. Bauer drillship, which was retired from active service in the first quarter of 2004, and to various upgrades performed during 2003 on several rigs in our drilling fleet. These increases were offset in part by changes in estimates of remaining depreciable lives and salvage values of a portion of our fleet as discussed in “Critical Accounting Policies and Use of Estimates—Depreciation, Depletion and Amortization” above. The effect of these changes in estimates was a reduction to depreciation expense for the three months ended March 31, 2004, of approximately $4.6 million and we expect these changes in estimates to reduce our total contract drilling depreciation expense for 2004 by $18.3 million, based on rigs and equipment in service at December 31, 2003.

Contract drilling operating income and margin decreased to $15.9 million and 6%, respectively, for the first quarter of 2004 from $37.1 million and 11%, respectively, for the first quarter of 2003, due primarily to the decreases in revenues as a result of the lower dayrates and utilization levels as discussed above.

DRILLING MANAGEMENT SERVICES

Results of operations from our drilling management services segment may be limited by certain factors, in particular our ability to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. Our ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Accordingly, results of our drilling management service operations may vary widely from quarter to quarter and from year to year.

Drilling management services revenues increased by $17.1 million to $107.2 million in the first quarter of 2004 from $90.1 million in the 2003 first quarter. This increase consisted of $14.8 million attributable to an increase in average revenues per turnkey project, $2.6 million attributable to an increase in turnkey projects completed and an increase of $2.2 million in daywork and other revenues, partially offset by a decrease of $2.5 million in reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have no effect on operating income. We completed 27 turnkey projects in the first quarter of 2004 (19 wells drilled and 8 well completions) as compared to 26 turnkey projects in the first quarter of 2003 (20 wells drilled and 6 well completions).

Drilling management services operating income increased by $2.6 million to $5.3 million in the first quarter of 2004 from $2.7 million in the first quarter of 2003, and operating profit margin increased to 4.9% in the first quarter of 2004 from 3.0% in the comparable 2003 quarter. The increases in operating income and operating margin were due primarily to the increase in average revenues per turnkey project discussed above and to an improvement in our turnkey drilling results. Although we incurred losses totaling $0.9 million in connection with our project management operations during the first quarter of 2004, all of our turnkey projects completed during the quarter generated a profit. This compares to losses totaling $1.4 million on three of the 26 turnkey projects completed in the first quarter of 2003 along with an additional $0.3 million loss recorded on a well in progress at March 31, 2003.

Results for the first quarters of 2004 and 2003 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $1.7 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively. The effect of these revisions, however, was more than offset by the deferral of turnkey drilling profit totaling $2.6 million and $3.5 million for the three months ended March 31, 2004 and 2003, respectively, related to wells in which Challenger Minerals Inc., our wholly owned subsidiary, was either the operator or held a working interest. This turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Subsequent to March 31, 2004, one of our turnkey projects underway at quarter-end encountered unforeseen delays and difficulties in completion, which will result in an estimated second quarter 2004 pretax loss for this project of approximately $0.6 million.

OTHER INCOME AND EXPENSE

General and administrative expenses increased to $15.9 million in the first quarter of 2004 from $13.5 million in the first quarter of 2003 due primarily to higher management bonus accruals and professional fees. Our management bonus accruals are based on certain targeted goals for 2004 and are subject to adjustment throughout the year as our operating results are compared with these goals. The increase in professional fees is due in part to consulting fees incurred as part of our implementation of the requirements of the Sarbanes-Oxley Act of 2002.

Interest expense increased to $16.5 million in the first quarter of 2004 from $16.2 million in the comparable 2003 quarter due primarily to the issuance of the 5% Notes in February 2003, offset in part by the effects of fixed-for-floating interest rate swaps on a portion of our long-term debt.

We capitalized $9.9 million and $9.0 million of interest costs for the three months ended March 31, 2004 and 2003, respectively, primarily in connection with our rig expansion program discussed in “Liquidity and Capital Resources—Financing and Investing Activities.”

Interest income increased to $3.0 million in the first quarter of 2004 from $2.9 million in the first quarter of 2003 due primarily to higher interest rates earned in the first quarter of 2004 on our cash, cash equivalents and marketable securities balances.

Other expense of $1.9 million for the three months ended March 31, 2004, includes a loss of $3.8 million on a commodity derivative entered into in the first quarter of 2004, offset in part by realized gains on the sale of marketable securities related to one of our retirement plans. Other income totaled $21.9 million in the first quarter of 2003, due primarily to $22.1 million awarded as a result of the settlement of a claim filed in 1993 with the United Nations Compensation Commission (“UNCC”) for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claim was for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures.

INCOME TAXES

The net income tax benefit for the first quarter of 2004 is the result of the recognition of certain discrete tax items during the quarter. We currently anticipate an effective tax rate for financial reporting purposes for 2004 in the range of 10% to 12%. The effective income tax rate for the first quarter of 2003 was reduced by the effect of the $22.1 million UNCC settlement discussed above. Excluding this settlement, our pretax income from continuing operations would have been $24.9 million, which when divided into the tax provision from continuing operations of $4.3 million yields an effective tax rate of 17.3% for the first quarter of 2003. The effective tax rate excluding the effect of the UNCC settlement is presented because we believe that the settlement is an unusual item.

We are domiciled in the Cayman Islands, and the Cayman Islands does not impose a corporate income tax. Consequently, income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. The income taxes imposed in these jurisdictions vary substantially. Our effective tax rate for financial statement purposes will continue to fluctuate from quarter to quarter and year to year as our operations are conducted in different taxing jurisdictions.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of March 31, 2004, we had $809.5 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had an additional $50.0 million of marketable securities with remaining maturity dates in excess of one year at March 31, 2004, all of which were unrestricted. These long-term securities are included in “other assets” on the Condensed Consolidated Balance Sheet at March 31, 2004. We had $846.8 million in cash, cash equivalents and marketable securities at December 31, 2003, and an additional $70.0 million of marketable securities with remaining maturity dates in excess of one year at December 31, 2003, all of which were unrestricted. Cash generated from operating activities totaled $47.3 million and $32.2 million for the three months ended March 31, 2004 and 2003, respectively.

On April 1, 2004, we entered into an agreement to sell our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million in an all cash transaction. We currently intend to use the net proceeds from this sale to redeem a portion of our long-term debt.

In September 2003, we filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission under which we may offer to sell from time to time any combination of the following securities: (i) unsecured debt securities consisting of notes, debentures or other evidences of indebtedness, (ii) ordinary shares, par value $0.01 per share, (iii) preference shares, (iv) depositary shares, (v) warrants and (vi) securities purchase contracts and units, for an aggregate initial public offering price not to exceed $1.0 billion.

INVESTING AND FINANCING ACTIVITIES

We currently have contracts with PPL Shipyard PTE, Ltd. of Singapore (“PPL”) for construction of two ultra-deepwater semisubmersibles. In June 2003 and March 2004, respectively, we took delivery of the GSF Constellation I and the GSF Constellation II, our two high-performance jackups ordered from PPL. Construction costs for these jackups totaled approximately $133 million and $131 million, respectively, excluding an estimated $19 million and $18 million, respectively, of capitalized interest, capital spares, startup expenses and mobilization costs. We estimate that cash outlays in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, startup costs, capital spares and mobilization costs, will total approximately $580 million. Of the $580 million, $515 million had been incurred as of March 31, 2004. Approximately $117 million is expected to be incurred in 2004, including approximately $79 million incurred during the 2004 first quarter, and an additional $27 million is expected to be incurred in 2005. The first of our two ultra-deepwater semisubmersibles, the GSF Development Driller I, is expected to be delivered in July 2004. The second ultra-deepwater semisubmersible, the GSF Development Driller II, is expected to be delivered near the end of the first quarter of 2005. We expect to fund the construction and startup of these rigs from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

BP America Production Company (“BP”) has awarded a three-year contract to the GSF Development Driller II for BP’s Atlantis project in the U.S. Gulf of Mexico. The estimated 20-well project has a total contract value of approximately $200 million, and is expected to commence on July 1, 2005. We have also received a commitment from Total S.A. for the jackup GSF Constellation II for a six-well contract off the coast of Argentina beginning in August 2004. We are actively marketing the GSF Development Driller I, but have not yet secured a contract for deployment upon completion. Our ability to obtain a contract for this rig and the terms of such contract will depend on market conditions.

Total capital expenditures for 2004 are currently estimated to be approximately $450 million, including $176 million in connection with the construction of the two remaining newbuild marine rigs, including capitalized interest, startup costs, capital spares and mobilization costs, $158 million for major upgrades to the marine fleet, $51 million for other purchases and replacements of capital equipment, $35 million for capitalized interest, $11 million (net of intersegment eliminations) for oil and gas operations and $19 million for other capital expenditures.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 22.2% at March 31, 2004, compared to 22.3% at December 31, 2003. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.8 million at both March 31, 2004, and December 31, 2003.

FUTURE CASH REQUIREMENTS

At March 31, 2004, we had total long-term debt and capital lease obligations, including the current portion of our capital lease obligations, of $1,239.4 million and shareholders’ equity of $4,342.2 million. Long-term debt consisted of $341.7 million (net of discount) Zero Coupon Convertible Debentures due 2020; $301.8 million (net of discount) 7 1/8% Notes due 2007; $296.9 million (net of discount) 7% Notes due 2028; $257.2 (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $41.8 million. We were in compliance with our debt covenants at March 31, 2004.

Annual interest on the 7 1/8% Notes is $21.4 million, payable semiannually each March and September. Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. Annual interest on the 5% Notes is $12.5 million, payable semiannually each February and August. No principal payments are due under any of the three issues until the maturity date.

We may redeem the 7 1/8% Notes, the 7% Notes and the 5% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the 5% Notes, the Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes contain limitations on our ability to incur indebtedness for borrowed money secured by certain liens and on our ability to engage in certain sale/leaseback transactions. The Zero Coupon Convertible Debentures, 7 1/8% Notes and 7% Notes continue to be obligations of Global Marine Inc., and GlobalSantaFe Corporation has not guaranteed any of these obligations. GlobalSantaFe Corporation is the sole obligor under the 5% Notes.

As noted above, we currently intend to redeem a portion of our long-term debt with the net proceeds from the sale of our land rig fleet.

The Zero Coupon Convertible Debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. We have the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe Ordinary Shares (4,875,062 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require us to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. We may pay the repurchase price with either cash or stock or a combination thereof. We do not anticipate using stock to satisfy any such future purchase obligation.

In August 2002, our Board of Directors authorized us to repurchase up to $150 million of our ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the three months ended March 31, 2004. At March 31, 2004, $98.6 million of this authorized amount remained available for future purchases.

CMI currently holds a 16% working interest in a development project in the North Sea. CMI’s portion of the development costs of this project is expected to total approximately £15.1 million ($27.3 million). A total of approximately $13.7 million has been incurred as of March 31, 2004, and an additional $13.6 million is expected to be incurred in 2004.

In the first quarter of 2004, we purchased a new enterprise resource management software system that will be integrated into our domestic and international operations. Costs related to the purchase and implementation of this system are expected to total $23.1 million, of which $ 4.2 million has been incurred as of March 31, 2004, and an additional $9.3 million is expected to be incurred in 2004.

We have various commitments primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs. We expect to fund these commitments from our existing cash and cash equivalents and future cash flow from operations.

As part of our goal of enhancing long-term shareholder value, we have from time to time considered and actively pursued business combinations, the acquisition or construction of suitable additional drilling rigs and other assets or the possible sale of existing assets. If we decide to undertake a business combination or an acquisition or additional construction projects, the issuance of additional debt or additional shares could be required.

RISK FACTORS

There are many risk factors inherent in our business and in the oil and gas industry as a whole, many of which are beyond our control. For a discussion of these risk factors, see “Risk Factors” under Items 1 and 2 in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in circumstances affecting our exposure to commodity price, interest rate, fair value, foreign currency or credit risks since December 31, 2003. For a discussion of our exposure to these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect, our control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Purchase Agreement dated April 1, 2004, between GlobalSantaFe Corporation and certain of its affiliates and Precision Drilling Corporation and certain of its affiliates (incorporated herein by this reference to Exhibit 99.1 of our Current Report on Form 8-K filed April 2, 2004).

12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

15.1	Letter of Independent Accountants regarding Awareness of Incorporation by Reference.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

Date of Report	Items Reported	Financial Statements Filed
January 8, 2004	Item 7, Financial Statements and Exhibits; and Item 9, Regulation FD Disclosure	None

January 28, 2004	Item 12, Results of Operations and Financial Condition	None

February 5, 2004	Item 9, Regulation FD Disclosure	None

March 4, 2004	Item 9, Regulation FD Disclosure	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION (Registrant)

Dated: May 7, 2004	/S/ W. MATT RALLS
W. Matt Ralls Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)