Form 10-Q
period 2004-06-30
GLOBALSANTAFE CORP
filed 2004-08-06
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of July 30, 2004, was 234,683,223.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED JUNE 30, 2004

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

Our forward-looking statements include statements about the following subjects:

•	our expectation that changes in estimates based on a recent rig life evaluation will reduce our total 2004 contract drilling depreciation expense;

•	our expectation that the exit activities relating to the sale of the land drilling fleet will be completed in the third quarter 2004;

•	our expectations regarding realization of contract drilling backlogs during the remainder of 2004;

•	our estimate of the third quarter 2004 pretax loss recognition for two of our turnkey projects;

•	our funding and financing plans;

•	the dates drilling rigs will become available following completion of current contracts;

•	the dates our rigs that are under construction are expected to be delivered;

•	projected cash outlays, the timing of such outlays and expected sources of funding in connection with the rigs that are under construction;

•	our expectation that direct costs for repair of the derrick and damaged equipment for the two semisubmersibles under construction will be borne by the equipment supplier;

•	our expectations regarding commencement of certain contracts;

•	our expectations regarding the time period in which rigs will remain idle;

•	our expectations regarding the impact of a new competitor in the drilling management services market;

•	our expectations regarding the length of time mobile assets will be operating in given locations and our resulting conclusions regarding the future tax consequences of operating in those locations;

•	our anticipated estimated tax rate for 2005;

•	our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work and dayrates in those markets;

•	that we do not anticipate using stock to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures;

•	our expectations regarding future costs associated with our new enterprise resource management software system;

•	our estimated capital expenditures in 2004;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs, with existing cash and cash equivalents, and cash generated from operations;

•	our ability to service indebtedness;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service, from our existing cash and marketable securities balances, and future cash flow from operations; and

any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on available industry, financial and economic data and our operating and financing plans as of that date. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from what we expect.

Factors that could cause or contribute to such differences include, but are not limited to (a) the cyclical nature of the drilling business; (b) oil and natural gas price fluctuations and related market expectations; (c) the political environment of oil-producing regions; (d) operating hazards inherent in drilling for oil and gas offshore; and (e) such other risk factors as may be discussed herein, in the “Risk Factors” section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003, and subsequent reports filed with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of GlobalSantaFe Corporation

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of income for each of the three- and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flow for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

August 5, 2004

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Contract drilling	$274.4	$331.9	$543.9	$662.2
Drilling management services	102.1	134.9	207.8	222.9
Oil and gas	5.6	5.3	10.4	11.4

Total revenues	382.1	472.1	762.1	896.5

Expenses:
Contract drilling	211.3	215.1	402.7	448.2
Drilling management services	95.6	131.7	196.0	217.0
Oil and gas	1.7	1.3	3.1	2.6
Depreciation, depletion and amortization	62.8	63.6	127.2	125.4
Gain on sale of assets	—	—	(2.7)	—
Impairment loss on long-lived assets	—	—	1.2	—
Restructuring costs	—	2.9	—	2.9
General and administrative	12.9	11.4	28.8	24.9

Total operating expenses	384.3	426.0	756.3	821.0

Operating income (loss)	(2.2)	46.1	5.8	75.5
Other income (expense):
Interest expense	(16.6)	(17.6)	(33.1)	(33.8)
Interest capitalized	11.7	10.2	21.6	19.2
Interest income	2.7	2.9	5.7	5.8
Loss on early retirement of long-term debt	(32.4)	—	(32.4)	—
Other	1.1	2.3	(0.8)	24.2

Total other income (expense)	(33.5)	(2.2)	(39.0)	15.4

Income (loss) before income taxes	(35.7)	43.9	(33.2)	90.9
Income tax provision (benefit):
Current tax provision	2.5	15.8	3.2	23.2
Deferred tax benefit	(12.2)	(10.9)	(14.5)	(14.0)

Total income tax provision (benefit)	(9.7)	4.9	(11.3)	9.2

Income (loss) from continuing operations	(26.0)	39.0	(21.9)	81.7
Income from discontinued operations, net of tax effect	110.0	4.9	114.6	8.1

Net income	$84.0	$43.9	$92.7	$89.8

Earnings (loss) per ordinary share (Basic):
Income (loss) from continuing operations	$(0.11)	$0.17	$(0.09)	$0.35
Income from discontinued operations	0.47	0.02	0.49	0.04

Net income	$0.36	$0.19	$0.40	$0.39

Earnings (loss) per ordinary share (Diluted):
Income (loss) from continuing operations	$(0.11)	$0.17	$(0.09)	$0.35
Income from discontinued operations	0.47	0.02	0.49	0.03

Net income	$0.36	$0.19	$0.40	$0.38

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	June 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$673.0	$711.8
Marketable securities	70.7	135.0
Accounts receivable, net of allowances	296.3	313.5
Costs incurred on turnkey drilling projects in progress	13.3	10.5
Prepaid expenses	18.9	30.2
Assets held for sale	—	205.8
Other current assets	18.9	6.0

Total current assets	1,091.1	1,412.8

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,279.1 at June 30, 2004, and $1,158.0 at December 31, 2003	4,310.2	4,159.0
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $14.5 at June 30, 2004, and $12.7 at December 31, 2003	26.7	21.2

Net properties	4,336.9	4,180.2

Goodwill	340.9	352.1
Deferred income tax assets	43.0	31.2
Other assets	128.5	173.4

Total assets	$5,940.4	$6,149.7

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

($ in millions)

	June 30, 2004	December 31, 2003
Current liabilities:
Accounts payable	$223.6	$179.6
Accrued compensation and related employee costs	70.3	67.5
Accrued income taxes	—	8.0
Accrued interest	6.4	13.5
Deferred revenue	10.3	27.6
Current maturities of long-term debt	344.7	—
Other accrued liabilities	85.0	95.9

Total current liabilities	740.3	392.1

Long-term debt	549.0	1,191.4
Capital lease obligations	32.5	39.5
Deferred income tax liabilities	13.1	21.5
Other long-term liabilities	189.8	177.6
Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600,000,000 shares authorized, 234,633,180 shares and 233,516,104 shares issued and outstanding at June 30, 2004, and December 31, 2003, respectively	2.3	2.3
Additional paid-in capital	2,978.2	2,959.1
Retained earnings	1,480.2	1,410.8
Accumulated other comprehensive loss	(45.0)	(44.6)

Total shareholders’ equity	4,415.7	4,327.6

Total liabilities and shareholders’ equity	$5,940.4	$6,149.7

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$92.7	$89.8
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	131.2	133.0
Deferred income taxes	(18.9)	(14.2)
Gain on sale of assets	(114.7)	—
Impairment loss on long-lived assets	1.2	—
Loss on early retirement of long-term debt	32.4	—
Decrease (increase) in accounts receivable	24.6	(6.6)
Decrease in prepaid expenses and other current assets	16.4	25.8
Decrease in accounts payable	(13.4)	(50.5)
Decrease in accrued liabilities	(36.9)	(7.6)
Decrease in deferred revenues	(19.9)	(20.5)
Increase in other long-term liabilities	18.2	22.4
Other, net	0.4	7.2

Net cash flow provided by operating activities	113.3	178.8

Cash flows from investing activities:
Capital expenditures	(235.6)	(245.1)
Proceeds from sale of land drilling fleet assets	316.5	—
Proceeds from sales of properties and equipment	10.8	2.4
Purchases of held-to-maturity marketable securities	(169.2)	(54.8)
Proceeds from maturities of held-to-maturity marketable securities	254.0	59.5
Proceeds from maturities of available-for-sale marketable securities	10.2	4.4

Net cash flow provided by (used in) investing activities	186.7	(233.6)

Cash flows from financing activities:
Dividend payments	(23.4)	(16.3)
Issuance of long-term debt, net of discount	—	249.4
Payments on long-term debt	(331.7)	—
Deferred financing costs	—	(3.4)
Lease-leaseback transaction	—	37.0
Payments on capitalized lease obligations	(8.0)	(6.5)
Proceeds from issuance of ordinary shares	18.2	7.7
Other	6.1	—

Net cash flow (used in) provided by financing activities	(338.8)	267.9

(Decrease) increase in cash and cash equivalents	(38.8)	213.1
Cash and cash equivalents at beginning of period	711.8	677.0

Cash and cash equivalents at end of period	$673.0	$890.1

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating a fleet of 60 marine drilling rigs. As of June 30, 2004, our fleet included 46 cantilevered jackup rigs, including the GSF Constellation II, which was delivered on March 31, 2004, nine semisubmersibles and three drillships. We currently have two ultra-deepwater semisubmersibles under construction, and we also operate two semisubmersible rigs for third parties under a joint venture agreement. We provide oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

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

Our independent registered public accounting firm has performed a review of, and issued a report on, these consolidated interim financial statements in accordance with the standards of the Public Accounting Oversight Board (United States). Pursuant to

Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

MARKETABLE SECURITIES

We have changed the classification of our held-to-maturity marketable securities portfolio to available-for-sale, effective June 30, 2004, and have recorded these marketable securities at fair value in our Condensed Consolidated Balance Sheet at June 30, 2004. Realized and unrealized gains and losses related to these marketable securities are calculated using the specific identification method. Unrealized losses included in Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheet at June 30, 2004, related to these marketable securities totaled approximately $0.4 million, $0.2 million of which relates to marketable securities with remaining maturity dates of less than one year (classified as

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities on the Condensed Consolidated Balance Sheet) and $0.2 million of which relates to marketable securities with remaining maturity dates in excess of one year (included in Other Assets on the Condensed Consolidated Balance Sheet).

PROPERTIES AND EQUIPMENT

Depreciation, Depletion and Amortization

We periodically evaluate the remaining useful lives and salvage values of our rigs, giving effect to operating and market conditions and upgrades performed on these rigs. As a result of recent analyses performed on our drilling fleet, effective January 1, 2004, we increased the remaining lives on certain of our jackup fleet to 13 years from a range of 5.6 to 10.1 years, increased salvage values of these and other rigs in our jackup fleet from $0.5 million per rig to amounts ranging from $1.2 to $3.0 million per rig and increased the salvage values of our semisubmersibles and certain of our drillships from $1.0 million per rig to amounts ranging from $2.5 to $4.0 million per rig. The effect of these changes in estimates was a reduction to depreciation expense for the three and six months ended June 30, 2004, of approximately $4.6 million and $9.2 million, respectively.

Gain on Sale of Assets

In December 2003, one of our wholly owned subsidiaries, Challenger Minerals Inc. (“CMI”) participated in a drilling project in West Africa off the coast of Mauritania. Our share of the costs incurred in connection with this project totaled approximately $3.4 million, which were classified as unproved oil and gas properties at December 31, 2003. In March 2004, we sold our interest in this project for approximately $6.1 million and recorded a gain of $2.7 million in connection with this sale in the first quarter of 2004.

In May 2004, we completed the sale of our land drilling fleet and related support equipment and recognized a gain of $113.1 million, net of taxes (see Note 2).

Asset Retirements / Impairments

During the first quarter of 2004, we retired the drillship Glomar Robert F. Bauer from active service. As a result, we adjusted the carrying value of the rig to its estimated salvage value, which resulted in a $1.5 million charge to depreciation expense in the first quarter of 2004.

In April 2004, we sold the platform rig Rig 82 for a nominal sum in connection with our exit from the platform rig business and recognized an impairment loss of approximately $1.2 million in the first quarter of 2004.

GOODWILL

At June 30, 2004, Goodwill in our Condensed Consolidated Balance Sheet totaled approximately $340.9 million. Goodwill decreased by $11.2 million from approximately $352.1 million at December 31, 2003, due primarily to the first quarter 2004 adjustment of certain tax liabilities.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION PLANS

We account for our stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, we compute compensation cost for these plans as the amount by which the quoted market price of our ordinary shares on the date of grant exceeds the amount the employee must pay to acquire the shares. The amount of compensation cost, if any, is charged to income over the vesting period. No compensation cost has been recognized for options granted under our employee share purchase plan or for any of our outstanding stock options, all of which have exercise prices equal to or greater than the market price of our ordinary shares on the date of grant. We do, however, recognize compensation cost for all grants of performance-based and restricted stock awards.

Had compensation cost for our stock-based compensation plans been determined based on fair values as of the dates of grant, our income from continuing operations and earnings per ordinary share would have been reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions, except per share amounts)
Income (loss) from continuing operations, as reported	$(26.0)	$39.0	$(21.9)	$81.7

Add: Stock-based employee compensation expense included in reported income (loss) from continuing operations, net of related tax effects	0.1	0.1	0.3	0.3
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(9.8)	(10.6)	(19.2)	(20.8)

Pro forma income (loss) from continuing operations	$(35.7)	$28.5	$(40.8)	$61.2

Basic earnings (loss) per ordinary share from continuing operations:
As reported	$(0.11)	$0.17	$(0.09)	$0.35
Pro forma	$(0.15)	$0.12	$(0.17)	$0.26

Diluted earnings (loss) per ordinary share from continuing operations:
As reported	$(0.11)	$0.17	$(0.09)	$0.35
Pro forma	$(0.15)	$0.12	$(0.17)	$0.26

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Discontinued Operations

SALE OF LAND DRILLING FLEET

On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million, in an all cash transaction. Our land drilling fleet consisted of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt and three in Oman. As a result of this sale, we recognized a gain of $113.1 million, including a net tax benefit of $1.1 million, in the second quarter of 2004.

Land drilling operations have historically been included in our contract drilling segment operating results. The following table lists the contribution of our land rig fleet to our consolidated operating results for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Revenues	$17.0	$25.3	$43.9	$53.9

Expenses (income):
Direct operating expenses	10.2	16.3	26.9	37.3
Depreciation	—	3.9	4.0	7.6
Exit costs	6.2	—	6.2	—
Gain on sale of assets	(112.0)	—	(112.0)	—

	112.6	5.1	118.8	9.0
Provision for income taxes, including a net tax benefit of $1.1 related to the gain on sale of assets	2.6	0.2	4.2	0.9

Income from discontinued operations, net of tax effect	$110.0	$4.9	$114.6	$8.1

EXIT COSTS

In connection with the sale of our land drilling fleet, we have implemented an exit plan that includes the closing of four area offices in Kuwait, Oman, Saudi Arabia and Venezuela, and the separation of approximately 1,400 employees. These employees are primarily rig personnel and related shorebase and area office personnel. We expect to complete these exit activities during the third quarter of 2004.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated costs associated with this exit plan were recorded as a pretax charge in the second quarter of 2004. These accrued costs, and payments related to these exit activities for the period from May 21, 2004, to June 30, 2004, are summarized as follows:

	Employee Severance Costs	Office Closures	Other	Total
		(In millions)
Accrued exit costs	$4.3	$0.5	$1.4	$6.2
Payments	(2.5)	—	(0.9)	(3.4)

Liability at 06/30/04	$1.8	$0.5	$0.5	$2.8

Note 3 – Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions, except share and per share amounts)
Numerator:
Income (loss) from continuing operations	$(26.0)	$39.0	$(21.9)	$81.7
Income from discontinued operations	110.0	4.9	114.6	8.1

Net income	$84.0	$43.9	$92.7	$89.8

Denominator:
Ordinary shares—Basic	234,544,941	233,139,986	234,353,149	233,099,475
Add effect of employee stock options	—	1,788,097	—	1,665,946

Ordinary shares—Diluted	234,544,941	234,928,083	234,353,149	234,765,421

Earnings (loss) per ordinary share:
Basic:
Income (loss) from continuing operations	$(0.11)	$0.17	$(0.09)	$0.35
Income from discontinued operations	$0.47	$0.02	$0.49	$0.04

Net income	$0.36	$0.19	$0.40	$0.39

Diluted:
Income (loss) from continuing operations	$(0.11)	$0.17	$(0.09)	$0.35
Income from discontinued operations	$0.47	$0.02	$0.49	$0.03

Net income	$0.36	$0.19	$0.40	$0.38

The computation of diluted earnings (loss) per ordinary share for the three and six months ended June 30, 2004, excludes options representing 20,287,016 shares, which comprise all of our outstanding stock options at June 30, 2004, because the inclusion of such options would have the effect of decreasing the

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

diluted loss per ordinary share from continuing operations for both of these periods (i.e. their effect would be “antidilutive”).

The computation of diluted earnings per ordinary share for the three and six months ended June 30, 2003, excludes outstanding stock options with exercise prices greater than the average market price of our ordinary shares for the respective periods because the inclusion of such options would have the effect of increasing the diluted earnings per ordinary share for these periods, which would also be antidilutive. The number of options excluded from the computation of diluted earnings per ordinary share for the three and six months ended June 30, 2003, represented 14,476,389 shares and 14,581,340 shares, respectively.

Diluted earnings per ordinary share for all periods presented in the table above also excludes 4,875,062 potentially dilutive shares issuable upon conversion of our Zero Coupon Convertible Debentures because the inclusion of such shares would be antidilutive given the level of net income (loss) from continuing operations for these periods.

Holders of the Zero Coupon Convertible Debentures have the right to require us to repurchase the debentures as early as June 23, 2005 (see Note 6). While we may pay the repurchase price with either cash or stock or a combination thereof, we do not anticipate using stock to satisfy any such future purchase obligation.

Note 4 – Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in millions)
Revenues from external customers:
Contract drilling	$274.4	$331.9	$543.9	$662.2
Drilling management services	102.1	134.9	207.8	222.9
Oil and gas	5.6	5.3	10.4	11.4

Consolidated	$382.1	$472.1	$762.1	$896.5

Intersegment revenues:
Contract drilling	$0.5	$0.8	$3.2	$1.5
Drilling management services	3.3	1.6	4.8	3.7
Intersegment elimination	(3.8)	(2.4)	(8.0)	(5.2)

Consolidated	$—	$—	$—	$—

Total revenues:
Contract drilling	$274.9	$332.7	$547.1	$663.7
Drilling management services	105.4	136.5	212.6	226.6
Oil and gas	5.6	5.3	10.4	11.4
Intersegment elimination	(3.8)	(2.4)	(8.0)	(5.2)

Consolidated	$382.1	$472.1	$762.1	$896.5

Segment income:
Contract drilling	$2.7	$55.1	$18.6	$92.2
Drilling management services	6.5	3.2	11.8	5.9
Oil and gas	2.9	3.3	5.5	7.4
Gain on sale of assets	—	—	2.7	—
Impairment loss on long-lived assets	—	—	(1.2)	—

Total segment income	12.1	61.6	37.4	105.5
Restructuring costs	—	(2.9)	—	(2.9)
Corporate expenses	(14.3)	(12.6)	(31.6)	(27.1)

Operating income (loss)	(2.2)	46.1	5.8	75.5
Loss on early retirement of long-term debt	(32.4)	—	(32.4)	—
Other income (expense)	(1.1)	(2.2)	(6.6)	15.4

Income (loss) before income taxes	$(35.7)	$43.9	$(33.2)	$90.9

We rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on revenues received upon completion of the project. These cost estimates are adjusted when final actual project costs have been determined, which may result in adjustments to previously recorded amounts. Results for the three and six months ended June 30, 2004 and 2003, were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $4.3 million and $3.9 million for the three and six months ended June 30, 2004, respectively, and by $2.1 million and $3.4 million, respectively, for the three and six months ended June 30, 2003. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $4.6 million and $6.9 million for the three and six months ended June 30, 2004, respectively, and by $1.9 million and $4.8 million, respectively, for the three and six months ended

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, related to wells in which CMI was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

During July 2004, we encountered unforeseen difficulties on two of our turnkey projects underway at June 30, 2004. Both wells are still in progress and we estimate that during the third quarter of 2004 we will realize a pretax loss of approximately $7.0 million on these two projects.

Note 5 – Commitments and Contingencies

CAPITAL COMMITMENTS

We currently have contracts with PPL Shipyard PTE, Ltd. of Singapore (“PPL”) for construction of two ultra-deepwater semisubmersibles. Contractual obligations in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $580 million. Of the $580 million, $557 million had been incurred as of June 30, 2004. Startup costs, capital spares and mobilization costs for these two rigs, excluding any additional costs that may be incurred as a result of the derrick failure and the shipyard claim discussed below, are expected to total approximately $87 million. We also expect to capitalize a total of $88 million of interest in connection with these rigs.

As we previously reported, the ultra-deepwater semisubmersible, GSF Development Driller I, suffered a failure of a portion of its derrick while undergoing testing in May 2004. The investigation into the cause of the loss indicates a design defect in the derrick, which is identical to the derrick installed aboard the GSF Development Driller II. Both derricks will require modifications. We currently expect that the delivery of the GSF Development Driller I will be delayed until the end of the fourth quarter of 2004. The GSF Development Driller II, however, is expected to remain on its current schedule with delivery in the first quarter of 2005. We expect that the direct costs for repair of the derrick and damaged equipment will be borne by the equipment supplier.

In July 2004, we were presented with a claim for additional costs in respect of the construction of the GSF Development Driller I by PPL. The claim totals approximately $32 million, with approximately $10 million of that amount attributable to change order claims. The balance of the claim is in respect of allegations of delay and disruption to the construction schedule caused by us, resulting in loss of productivity and additional costs to the shipyard. We have the claim under review and are unable to express an opinion as to its merits at this time. Any additional amounts paid as a result of this claim will be included in the capitalized cost of the rig.

CMI currently holds a 16% working interest in a development project in the North Sea. CMI’s portion of the development costs of this project is expected to total approximately £16.8 million ($30.2 million). Of the $30.2 million, approximately $19.7 million had been incurred as of June 30, 2004. We are currently in negotiations with a third party to sell a portion of our interest in this project.

ENVIRONMENTAL MATTERS

We have certain potential liabilities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state acts regulating cleanup of various hazardous waste

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site. We and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has now been entered by the court. The parties to the settlement have entered into a participation agreement, which makes us liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, we expect that our share of the remaining remediation costs will not exceed approximately $400,000. There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We have interest rate risk in connection with these fully defeased financing leases for the GSF Jack Ryan and GSF C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the June 30, 2004, LIBOR rate of 4.84% were to continue over the next nine years, we would be required to fund an additional estimated $53 million during that period. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

We are defendants or are otherwise involved in a number of lawsuits in the ordinary course of business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 6 – Long-term Debt

On June 30, 2004, we completed the redemption of all of the outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, for a total redemption price of $331.7 million, plus accrued and unpaid interest of $7.1 million. We recognized a loss on the early retirement of debt of approximately

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$21.0 million, net of tax of $11.4 million, in the second quarter of 2004. We funded the redemption price from our existing cash, cash equivalents and marketable securities balances.

Long-term debt at June 30, 2004, and December 31, 2003, consisted of the following (in millions):

	June 30, 2004	December 31, 2003
5% Notes due 2013, net of unamortized discount of $0.5 million and $0.6 million at June 30, 2004, and December 31, 2003, respectively (1)	$252.1	$254.4
7 1/8% Notes due 2007, net of unamortized discount of $0.2 million at December 31, 2003 (2)	—	301.4
7% Notes due 2028, net of unamortized discount of $3.1 million at June 30, 2004, and December 31, 2003	296.9	296.9
Zero Coupon Convertible Debentures due 2020, net of unamortized discount of $255.3 million and $261.3 million at June 30, 2004, and December 31, 2003, respectively	344.7	338.7

Total long-term debt, including current maturities	893.7	1,191.4
Less current maturities	344.7	—

Long-term debt	$549.0	$1,191.4

(1)	Balances at June 30, 2004, and December 31, 2003, include mark-to-market adjustments totaling $2.6 million and $5.0 million, respectively, as part of fair-value hedge accounting related to fixed-for-floating interest rate swaps (see Note 7).
(2)	The balance at December 31, 2003, includes a mark-to-market adjustment of $1.6 million as part of fair-value hedge accounting related to a fixed-for-floating interest rate swap.

The Zero Coupon Convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. We have the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe ordinary shares (4,875,062 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require us to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. Since the holders of these debentures have the right to require us to repurchase these debentures as early as June 23, 2005, we have classified these debentures as current maturities as of June 30, 2004. While we may pay the repurchase price with either cash or stock or a combination thereof, we do not anticipate using stock to satisfy any such future repurchase obligation.

Note 7 – Derivative Instruments and Fair Value

We manage our fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed upon notional amount.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2004, we entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $75 million, effective May 2004 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013. Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.27% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. We have designated these swaps as fair-value hedges of the 5% Notes. We had previously entered into similar interest rate swaps with an aggregate notional amount of $100 million related to our 5% Notes in 2003. As of June 30, 2004, we had fixed-for-floating interest rate swaps with a total notional amount of $175 million related to our 5% Notes. The total estimated aggregate fair value of these swaps at June 30, 2004, was an asset of $2.6 million.

In May 2004, we terminated the $50 million notional amount fixed-for-floating interest rate swap related to our 7 1/8% Notes due 2007 in anticipation of the redemption of these notes in June 2004. We received approximately $0.2 million in connection with this transaction, which represented the fair value of this swap at the time of termination.

At June 30, 2004, the net fair value of our 5% Notes due 2013 was $240.8 million compared to their carrying value of $252.1 million (net of discount), $342.0 million for our Zero Coupon Convertible Debentures due 2020 compared to their carrying value of $344.7 million (net of discount) and $337.1 million for our 7% Notes due 2028 compared to their carrying value of $296.9 million (net of discount).

Note 8 – Retirement Plans

We sponsor defined benefit pension plans in the United States and the United Kingdom covering all of our U.S. employees and a portion of our non-U.S. employees. Our U.S. qualified plans are subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). Our qualified plans are designed and operated to comply with the applicable requirements of the respective U.S. and U.K. tax codes for qualified plans and, as such, are not subject to income taxes. In general, benefits are based on the employee’s length of service and average earnings for the highest consecutive 60 months of compensation during the last ten years of service. Substantially all benefits are paid from funds held in trust for the benefit of participants. We are the sole contributor to the plans, with the exception of one of our plans in the U.K.

The components of net periodic pension benefit cost for our pension plans for the three and six months ended June 30, 2004 and 2003, were as follows:

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,
	2004		2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost—benefits earned during the period	$2.9	$3.1	$2.6	$2.5
Interest cost on projected benefit obligation	5.0	2.0	4.6	1.3
Expected return on plan assets	(4.2)	(2.0)	(3.3)	(1.1)
Recognized actuarial loss	2.1	0.8	2.9	0.3
Recognized actuarial loss—termination benefits	—	—	0.4	—
Amortization of prior service cost	1.1	—	1.0	—

Net periodic pension cost	$6.9	$3.9	$8.2	$3.0

	Six Months Ended June 30,
	2004		2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost—benefits earned during the period	$5.7	$6.2	$5.2	$5.0
Interest cost on projected benefit obligation	9.9	4.0	9.2	2.5
Expected return on plan assets	(8.3)	(4.0)	(6.6)	(2.1)
Recognized actuarial loss	4.2	1.6	5.7	0.5
Recognized actuarial loss—termination benefits	—	—	0.4	—
Amortization of prior service cost	2.3	—	2.0	—

Net periodic pension cost	$13.8	$7.8	$15.9	$5.9

Our funding objective is to fund participants’ benefits under the plans as they accrue. Although we expect that there will be no minimum pension contribution required under ERISA guidelines to our qualified plans for 2004, we have historically funded the plans on an annual basis. Accordingly, we may make discretionary contributions, which will be determined after the 2004 actuarial valuations are complete. We expect to have these valuations completed by the end of the third quarter of 2004.

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $1.6 million and $3.4 million for the three and six months ended June 30, 2004, respectively, and $1.8 million and $3.8 million for the three and six months ended June 30, 2003, respectively.

Note 9 – Supplemental Cash Flow Information – Noncash Financing Activity

In June 2004, our Board of Directors declared a regular quarterly cash dividend for the second quarter of 2004 of $0.05 per ordinary share, payable to shareholders of record as of the close of business on June 30, 2004. This second quarter dividend in the amount of $11.7 million was paid on July 15, 2004.

Cash payments for capital expenditures for the six months ended June 30, 2004, include $16.6 million that was accrued but unpaid at December 31, 2003. Cash payments for capital expenditures for the six months

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ended June 30, 2003, include $19.2 million that was accrued but unpaid at December 31, 2002. Accrued but unpaid capital expenditures at June 30, 2004, totaled $73.1 million. This amount is included in Accounts payable on the Condensed Consolidated Balance Sheet at June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an offshore oil and gas drilling contractor, owning or operating a fleet of 60 marine drilling rigs. Our fleet includes 46 cantilevered jackup rigs, including the GSF Constellation II, which was delivered on March 31, 2004, nine semisubmersibles and three drillships. We currently have two ultra-deepwater semisubmersibles under construction, and we also operate two semisubmersible rigs for third parties under a joint venture agreement. During the first quarter of 2004, we retired the drillship Glomar Robert F. Bauer from active service. In May 2004, we completed the sale of our land drilling fleet as discussed below and in April 2004, we sold the platform rig Rig 82 for a nominal sum in connection with our planned exit from our platform rig operations.

We provide offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities, principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These policies, estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes to these policies in the six months ended June 30, 2004, other than the change in our classification of our marketable securities and our change in estimates related to useful lives and salvage values of our rigs discussed below.

Marketable Securities

As part of our cost-effectiveness efforts, we will begin outsourcing the management of portions of our marketable securities portfolio to third party investment firms. These firms will then manage the investment of these securities with the goal of optimizing returns on these investments while investing within guidelines set forth by our management. Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have changed the classification of our held-to-maturity marketable securities portfolio to available-for-sale, effective June 30, 2004, and have recorded these marketable securities at fair value on our Condensed Consolidated Balance Sheet at June 30, 2004. Realized and unrealized gains and losses related to these marketable securities are calculated using the specific identification method. Unrealized losses included in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet at June 30,

2004, related to these marketable securities totaled approximately $0.4 million, $0.2 million of which relates to marketable securities with remaining maturity dates of less than one year (classified as Marketable Securities on the Condensed Consolidated Balance Sheet) and $0.2 million of which relates to marketable securities with remaining maturity dates in excess of one year (included in Other Assets on the Condensed Consolidated Balance Sheet).

Depreciation, Depletion and Amortization

We periodically evaluate the remaining useful lives and salvage values of our rigs, giving effect to operating and market conditions and upgrades performed on these rigs. As a result of recent analyses performed on our drilling fleet, effective January 1, 2004, we increased the remaining lives on certain of our jackup fleet to 13 years from a range of 5.6 to 10.1 years, increased salvage values of these and other rigs in our jackup fleet from $0.5 million per rig to amounts ranging from $1.2 to $3.0 million per rig and increased the salvage values of our semisubmersibles and certain of our drillships from $1.0 million per rig to amounts ranging from $2.5 to $4.0 million per rig. The effect of these changes in estimates was a reduction to depreciation expense for the three and six months ended June 30, 2004, of approximately $4.6 million and $9.2 million, respectively. We expect these changes in estimates to reduce our total 2004 contract drilling depreciation expense by approximately $18.3 million, based on rigs and equipment in service at December 31, 2003.

SALE OF LAND DRILLING FLEET

On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million in an all cash transaction. Our land drilling fleet consisted of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt and three in Oman. As a result of this sale, we recognized a gain of $113.1 million, including a net tax benefit of $1.1 million, in the second quarter of 2004.

Land drilling operations have historically been included in our contract drilling segment operating results. The following table lists the contribution of our land rig fleet to our consolidated operating results for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Revenues	$17.0	$25.3	$43.9	$53.9
Expenses (income):
Direct operating expenses	10.2	16.3	26.9	37.3
Depreciation	—	3.9	4.0	7.6
Exit costs	6.2	—	6.2	—
Gain on sale of assets	(112.0)	—	(112.0)	—

	112.6	5.1	118.8	9.0
Provision for income taxes, including a net tax benefit of $1.1 related to the gain on sale of assets	2.6	0.2	4.2	0.9

Income from discontinued operations, net of tax effect	$110.0	$4.9	$114.6	$8.1

EXIT COSTS

In connection with the sale of our land drilling fleet, we have implemented an exit plan that includes the closing of four area offices in Kuwait, Oman, Saudi Arabia and Venezuela, and the separation of approximately 1,400 employees. These employees are primarily rig personnel and related shorebase and area office personnel. We expect to complete these exit activities during the third quarter of 2004.

Estimated costs associated with this exit plan were recorded as a pretax charge in the second quarter of 2004. These accrued costs and payments related to these exit activities for the period from May 21, 2004, to June 30, 2004, are summarized as follows:

	Employee Severance Costs	Office Closures	Other	Total
		(In millions)
Accrued exit costs	$4.3	$0.5	$1.4	$6.2
Payments	(2.5)	—	(0.9)	(3.4)

Liability at 06/30/04	$1.8	$0.5	$0.5	$2.8

Operating Results

SUMMARY

Data relating to our continuing operations by business segment follows (dollars in millions):

	Three Months Ended June 30,		Increase / (Decrease)	Six Months Ended June 30,		Increase / (Decrease)
	2004	2003		2004	2003
Revenues:
Contract drilling (1)	$274.9	$332.7	(17)%	$547.1	$663.7	(18)%
Drilling management services	105.4	136.5	(23)%	212.6	226.6	(6)%
Oil and gas	5.6	5.3	6%	10.4	11.4	(9)%
Less: Intersegment revenues	(3.8)	(2.4)	58%	(8.0)	(5.2)	54%

	$382.1	$472.1	(19)%	$762.1	$896.5	(15)%

Operating income (loss):
Contract drilling (1)	$2.7	$55.1	(95)%	$18.6	$92.2	(80)%
Drilling management services	6.5	3.2	103%	11.8	5.9	100%
Oil and gas	2.9	3.3	(12)%	5.5	7.4	(26)%
Gain on sale of assets	—	—	N/A	2.7	—	N/A
Impairment loss	—	—	N/A	(1.2)	—	N/A
Restructuring costs	—	(2.9)	(100)%	—	(2.9)	(100)%
Corporate expenses	(14.3)	(12.6)	13%	(31.6)	(27.1)	17%

	$(2.2)	$46.1	(105)%	$5.8	$75.5	(92)%

(1)	Contract drilling results for both periods presented exclude operating results from land drilling operations, which are included in “discontinued operations” in the Condensed Consolidated Statements of Income.

Operating income decreased by $48.3 million from $46.1 million in the second quarter of 2003 to an operating loss of $2.2 million in the second quarter of 2004, due primarily to lower dayrates and utilization for the drilling fleet and increases in oil and gas and corporate expenses. These factors were offset in part by higher margins on turnkey drilling projects completed in the second quarter of 2004. Included in operating income for the second quarter of 2003 are restructuring costs of $2.9 million related to a change in estimated costs related to the closure of Global Marine Inc.’s former Houston, Texas, office.

Our contract drilling backlog from our continuing operations at June 30, 2004, totaled approximately $1.2 billion, of which approximately $443 million is expected to be realized during the remainder of 2004. Our contract drilling backlog from our continuing operations at December 31, 2003, was $869 million.

CURRENT MARKET CONDITIONS AND TRENDS

The drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles are volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers and the highly competitive nature of the offshore drilling industry. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. A summary of current market conditions and trends in our areas of operations follows:

Worldwide

Market conditions continue to improve from those experienced in the first quarter of 2004 in most of the world’s major offshore drilling markets. Our current market outlook for the second half of 2004 is one of improving utilization and dayrates for our fleet. In particular, we expect improved utilization and increasing dayrates in almost every jackup market in which we operate. We anticipate that the market for heavy-duty harsh environment (“HDHE”) jackups will remain strong. We also believe that by the end of 2004, demand could exceed supply in the ultra-deepwater floater market leading to a greater backlog and improving utilization and dayrates. The market for mid-water depth floaters is not as favorable as for the other rig classes, with an oversupply of units worldwide that has resulted in a number of units being “cold-stacked” or minimally crewed, and not expected to work in the near future. However, dayrates for mid-water depth semisubmersibles have been improving, although they are still well below historical highs for this class of units.

U.S. Gulf of Mexico

We will operate nine cantilevered jackups and one semisubmersible in the U.S. Gulf of Mexico following the departures of the GSF Adriatic II jackup to West Africa and the GSF Arctic I semisubmersible to Venezuela. We expect these departures, coupled with the departures announced by other contractors of two jackups and one semisubmersible, to improve both the jackup and semisubmersible segments of the Gulf of Mexico market. Average dayrates for our jackups increased quarter to quarter during the first half of 2004, and we believe demand for our jackups will continue to strengthen and dayrates will continue to increase in the second half of 2004. We experienced greater than 94% utilization of our jackup rig fleet in the U.S. Gulf of Mexico during the first half of 2004 compared to the average industry utilization rate of 84%. Further, market industry utilization for all U.S. Gulf of Mexico jackups reached a year-to-date high of 91.5% in July 2004. We expect the U.S. Gulf of Mexico market for mid-water depth semisubmersibles to be stable to gradually improving for the balance of the year.

Ultra-deepwater market

In the ultra-deepwater market, the number of projects requiring rigs with the technical specifications common to rigs capable of drilling in 7,500 feet of water or greater continues to increase, with tenders for long-term work continuing to be issued. Assuming sanction of announced projects, and given existing contractual commitments, we expect the requirement for ultra-deepwater rigs to exceed the number of available units by the end of 2004. As a consequence, we believe the equipment in this asset class will experience higher utilization and dayrates in late 2004 and into 2005. We currently operate three drillships in the ultra-deepwater market.

We also have two ultra-deepwater semisubmersibles under construction. Following repairs made necessary due to the recent structural failure of the derrick (as discussed in “Liquidity and Capital Resources – Investing and Financing Activities”), the GSF Development Driller I is scheduled for delivery at the end of the fourth quarter of 2004 and is being actively marketed. The second rig, the GSF Development Driller II, is scheduled for delivery in the first quarter of 2005, after which it will mobilize to the U.S. Gulf of Mexico for a three-year contract.

North Sea

Our North Sea fleet currently includes three active semisubmersibles, one cold-stacked semisubmersible, four cantilevered HDHE jackups and two cantilevered jackups, following the departure of the jackup GSF Adriatic XI in June 2004.

The market for HDHE jackup rigs in the North Sea continues to be strong while the standard specification jackup market experienced some weakness in the early part of 2004. Although we are now seeing an increase in the number of inquiries in this market for standard specification jackup rigs, excess capacity remains and the total fleet may not achieve full utilization through the balance of 2004.

During early summer 2004, dayrates for active semisubmersibles have improved from previous low levels as the number of marketed semisubmersibles has remained relatively constant and utilization of the industry’s active fleet has approached 100%. However, ten semisubmersibles remain cold-stacked in this region, which will likely limit the level to which dayrates can increase before marketed availability increases. Although we expect demand for semisubmersibles to decrease during the winter months, we expect our three active semisubmersibles to continue to be employed throughout the winter season.

West Africa

We currently operate two semisubmersibles and eight cantilevered jackups in the West African market. Both of our semisubmersibles are contracted through the third quarter of 2004. Industry utilization in the West Africa jackup market has increased substantially over the past three months with two rigs leaving the area and two more expected to leave in the third quarter of 2004. As a result, we expect dayrates in this area to strengthen through the year. In anticipation of higher demand in the Arabian Gulf for this class of jackup, we relocated the GSF High Island IX to that market in June. In August, the GSF Adriatic II jackup will be mobilized to Angola for a 2 1/2-year contract, increasing our fleet to nine jackups in the area. With the GSF Adriatic V jackup starting its 2 1/2-year contract in early September and the GSF Adriatic IX jackup completing its hull preservation program by the end of that month, we expect all our jackups in this region to be employed by year end. Current industry jackup utilization is approximately 71% for the West Africa market.

Southeast Asia

We currently operate six cantilevered jackups in the Southeast Asia market. Following the departure of six units of other contractors, the jackup market in this region achieved substantially full utilization during the second quarter of 2004, resulting in an increase in dayrates. We believe dayrates will continue to increase through the third quarter of 2004 and will be supported by a continued high level of demand into early 2005. As a result of these developments, we mobilized the GSF Adriatic XI jackup from the North Sea to this market. The unit arrived in Singapore in early August to undergo upgrades and is being actively marketed for availability in late September.

Middle East & Mediterranean

We operate ten jackups in the Middle East and Mediterranean markets, consisting of three in the Egyptian Mediterranean, three in the Gulf of Suez and four in the Arabian Gulf. We expect the Mediterranean market to remain balanced throughout the remainder of 2004 with additional demand developing in 2005.

We continue to see strong long-term demand in the Arabian Gulf, where we operate four jackups, three of which are under long-term contract in Qatar well into 2006. Due to increasing demand in Qatar, we elected to mobilize the GSF High Island IX jackup to this market from West Africa. We have secured work for this drilling unit as an accommodation unit which will provide a positive cash flow until we are able to obtain an attractive drilling contract.

There are currently twelve jackups working in the Gulf of Suez with two operators holding more than 50% of the rig contracts. These operators continue to curtail spending in this mature area in favor of more attractive projects in the Mediterranean. As a result, we expect the Gulf of Suez market to show signs of oversupply in 2005, although we believe that other areas in the Middle East and Mediterranean markets will be able to absorb the excess supply. We currently operate three jackups in the Gulf of Suez, two of which are contracted until late 2004.

South America

With the GSF Constellation I commencing its long-term contract in Trinidad, we now have three jackups in this sector of the South American market, all of which are under contract through the end of 2004. We expect additional demand to develop in this area during the remainder of 2004. In addition, the semisubmersible GSF Arctic I has been mobilized to Venezuela to commence a multi-well contract and the jackup GSF Constellation II has been mobilized to Argentina for a multi-well contract.

Other

The jackup GSF Galaxy II and the semisubmersible GSF Grand Banks are currently under contract in Northeast Canada through the end of 2004.

CONTRACT DRILLING OPERATIONS

Contract drilling results in the following discussion exclude operating results from land drilling operations for all periods presented. Data with respect to our continuing contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2004	2003		2004	2003
Contract drilling revenues by area: (1)
U.S. Gulf of Mexico	$65.8	$78.1	(16)%	$133.5	$156.5	(15)%
North Sea	46.2	70.8	(35)%	85.7	140.8	(39)%
West Africa	50.5	65.1	(22)%	108.2	131.6	(18)%
Southeast Asia	38.3	36.8	4%	75.6	73.9	2%
Middle East	19.7	19.7	—%	40.2	40.8	(1)%
Mediterranean	16.3	14.5	12%	32.5	27.4	19%
South America	13.4	5.8	131%	25.9	12.2	112%
Other	24.7	41.9	(41)%	45.5	80.5	(43)%

	$274.9	$332.7	(17)%	$547.1	$663.7	(18)%

Average rig utilization by area:
U.S. Gulf of Mexico	87%	97%	(10)%	88%	94%	(6)%
North Sea	65%	78%	(16)%	58%	72%	(19)%
West Africa	78%	86%	(9)%	84%	88%	(5)%
Southeast Asia	99%	83%	19%	99%	86%	15%
Middle East	94%	100%	(6)%	97%	100%	(3)%
Mediterranean	100%	87%	15%	100%	87%	15%
South America	67%	100%	(33)%	67%	100%	(33)%
Other	79%	75%	5%	73%	75%	(3)%
Total average rig utilization:	82%	88%		82%	86%
Average revenues per day (2)	$61,000	$67,500		$60,600	$68,300

(1)	Includes revenues earned from affiliates.
(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of cost reimbursements, totaling $7.3 million and $16.8 million for the three and six months ended June 30, 2004, respectively, and $9.5 million and $26.5 million, respectively, for the three and six months ended June 30, 2003. Average revenues per day including these reimbursed expenses would have been $62,600 and $62,300 for the three and six months ended June 30, 2004, respectively, and $69,400 and $70,500, respectively, for the three and six months ended June 30, 2003. The calculation of average revenues per day excludes all contract drilling revenues related to our platform rig operations.

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

Contract drilling revenues decreased $57.8 million to $274.9 million for the second quarter of 2004 as compared to $332.7 million for the 2003 second quarter. Lower dayrates and utilization for our drilling fleet accounted for approximately $26.3 million and $21.5 million, respectively, of this decrease. The remainder of the decrease was due to lower reimbursable and other revenues, which decreased by $2.2 million and $7.8 million, respectively. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have no effect on operating income. Other revenues include rig mobilization fees and miscellaneous fees including labor, material, rental, handling and incentive bonuses.

The decreases in dayrates and utilization were due primarily to lower dayrates and utilization for our ultra-deepwater rigs in the U.S. Gulf of Mexico and for our West Africa drilling fleet, lower utilization and dayrates in the North Sea along with lower utilization for the GSF Galaxy II off the eastern coast of Canada, which resumed operations in June 2004, and the exit from substantially all of our platform rig business during the fourth quarter of 2003. These decreases were offset in part by the full-quarter utilization of the Glomar Grand Banks offshore Canada and the GSF Key Gibraltar in Malaysia, which were both idle for the entire second quarter of 2003, and increases in dayrates for the U.S. Gulf of Mexico jackup fleet.

The mobilization of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Rig 135	Semisubmersible	North Sea	West Africa	Jan-03
GSF Adriatic IV	Cantilevered Jackup	U.S. Gulf of Mexico	North Africa	Mar-03
GSF Jack Ryan	Drillship	Other (Australia)	West Africa	Aug-03
GSF Monitor	HDHE Jackup	North Sea	South America	Oct-03
GSF Jack Ryan	Drillship	West Africa	U.S. Gulf of Mexico	Jan-04
GSF High Island IX	Cantilevered Jackup	West Africa	Middle East	Jun-04

Contract drilling operating expenses before intersegment eliminations reflect the decreases in utilization noted above, decreasing by $4.9 million to $212.9 million in the second quarter of 2004 from $217.8 million in the 2003 second quarter. The decrease was due primarily to lower labor costs, reimbursable expenses, marine insurance and repairs and maintenance expenses, offset in part by mobilization costs for the GSF High Island IX and the GSF Adriatic XI. The decrease in marine insurance expense is due primarily to lower insurance premiums as a result of higher deductibles retained in our insurance coverages beginning in the third quarter of 2003.

Contract drilling depreciation expense for the second quarter of 2004 decreased by $1.3 million from the prior year second quarter due primarily to changes in estimates of remaining depreciable lives and salvage values of a portion of our fleet as discussed in “Critical Accounting Policies and Use of Estimates – Depreciation, Depletion and Amortization” above, offset in part by the GSF Constellation I, which was placed in service in August 2003, and to upgrades on several other rigs in our fleet during 2003. The effect of these changes in estimates was a reduction to depreciation expense for the three months ended June 30, 2004, of approximately $4.6 million and we expect these changes in estimates to reduce our total contract drilling depreciation expense for 2004 by $18.3 million, based on rigs and equipment in service at December 31, 2003.

As a result of the decreases in dayrates and utilization discussed above, contract drilling operating income and operating margin declined to $2.7 million and 1.0% for the second quarter of 2004 compared to operating income and operating margin of $55.1 million and 16.6%, respectively, for the second quarter of 2003.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Contract drilling revenues decreased by $116.6 million to $547.1 million for the six months ended June 30, 2004, compared to $663.7 million for the six months ended June 30, 2003. Lower dayrates and utilization for our drilling fleet accounted for $57.3 million and $41.8 million, respectively, of this decrease and lower reimbursable and other revenues accounted for $9.7 million and $7.8 million, respectively, of the remainder.

The decreases in dayrates and utilization were due primarily to lower dayrates and utilization for our ultra-deepwater rigs in the U.S. Gulf of Mexico and for our West Africa drilling fleet as noted in the discussion of the second quarter results above, along with lower utilization and dayrates in the North Sea and lower utilization for the GSF Galaxy II off the eastern coast of Canada, which remained idle for substantially all of the first half of 2004 before resuming operations in June 2004, and to the exit from substantially all of our platform rig business during the fourth quarter of 2003. These decreases were offset in part by the full-period utilization of the Glomar Grand Banks offshore Canada, which was idle for the first half of 2003, and the GSF Key Gibraltar in Malaysia, which was idle for the entire second quarter of 2003, and increases in dayrates for the U.S. Gulf of Mexico jackup fleet.

Contract drilling operating expenses before intersegment eliminations for the first half of 2004 decreased by $44.6 million to $407.0 million for the six months ended June 30, 2004, from $451.6 million in the comparable prior year period. The decrease was due primarily to lower labor costs, repairs and maintenance expenses, reimbursable expenses and marine insurance, offset in part by an increase in mobilization costs.

Contract drilling depreciation expense decreased by $0.8 million for the first six months of 2004 from the prior year period. The effect of the change in estimates of remaining depreciable lives and salvage values of a portion of our fleet noted in the discussion of our quarterly results was offset in part by depreciation expense related to the GSF Constellation I, which was placed in service in August 2003, and to upgrades on several other rigs in our fleet during 2003.

Contract drilling operating income and margin decreased to $18.6 million and 3.4%, respectively, for the first half of 2004 from $92.2 million and 13.9%, respectively, for the comparable period of 2003, due primarily to lower rig utilization and dayrates as discussed above.

DRILLING MANAGEMENT SERVICES

Results of operations from our drilling management services segment may be limited by certain factors, in particular our ability to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. Our ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Accordingly, results of our drilling management service operations may vary widely from quarter to quarter and from year to year. Recently, another oil services company has begun offering turnkey drilling services in some of our markets. While this competitor has been successful in obtaining several turnkey projects, we do not expect their presence in these markets to have a material negative impact on our drilling management services business.

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

Drilling management services revenues decreased by $31.1 million to $105.4 million in the second quarter of 2004 from $136.5 million in the 2003 second quarter. This decrease consisted of $51.6 million attributable to a decrease in turnkey projects completed, a $27.7 million decrease in reimbursable revenues and a decrease of $9.0 million in daywork and other revenues, offset in part by $57.2 million attributable to an increase in average revenues per turnkey project. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have no effect on operating income. We completed 22 turnkey projects in the second quarter of 2004 (17 wells drilled and 5 well completions) as compared to 35 turnkey projects in the second quarter of 2003 (25 wells drilled and 10 well completions).

Drilling management services operating income increased by $3.3 million to $6.5 million in the second quarter of 2004 from $3.2 million in the second quarter of 2003, and operating profit margin increased to 6.2% in the second quarter of 2004 from 2.3% in the comparable 2003 quarter, due primarily to higher margins achieved as a result of improved operating performance on our turnkey projects in 2004. We incurred losses totaling approximately $2.2 million on three of our 22 projects completed during the second quarter of 2004 compared to losses totaling $4.5 million on three of the 35 turnkey projects completed in the second quarter of 2003.

Results for the second quarters of 2004 and 2003 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $4.3 million and $2.1 million for the three months ended June 30, 2004 and 2003, respectively. The effect of these revisions, however, was generally offset by the deferral of turnkey drilling profit totaling $4.6 million and $1.9 million for the three months ended June 30, 2004 and 2003, respectively, related to wells in which Challenger Minerals Inc. (“CMI”), our wholly owned subsidiary, was either the operator or held a working interest. This turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

During July 2004, we encountered unforeseen difficulties on two of our turnkey projects underway at June 30, 2004. Both wells are still in progress and we estimate these projects will result in a combined estimated third quarter 2004 pretax loss for these two wells of approximately $7.0 million.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Drilling management services revenues decreased by $14.0 million to $212.6 million for the six months ended June 30, 2004, from $226.6 million for the same period in 2003. This decrease in revenues consisted of $38.4 million attributable to an decrease in the number of turnkey projects completed, a $30.2 million decrease in reimbursable revenues and a $6.8 million decrease in daywork and other revenues, partly offset by a $61.4 million increase in revenues attributable to higher average revenues per turnkey project. We completed 49 turnkey projects in the first half of 2004 (36 wells drilled and 13 well completions) as compared to 61 turnkey projects in the comparable period of 2003 (45 wells drilled and 16 well completions).

Drilling management services operating income and margin, however, increased to $11.8 million and 5.6%, respectively, for the six months ended June 30, 2004, from $5.9 million and 2.6%, respectively, in the same period in 2003, due primarily to higher margins achieved as a result of improved operating performance on our turnkey projects in 2004. We incurred losses totaling approximately $2.2 million on three of our 49 projects completed during the six months ended June 30, 2004, along with a loss of $0.9 million incurred in connection with our project management operations during the first quarter of 2004.

Our turnkey operating results for the same period last year include losses totaling $6.0 million, due primarily to five of the 61 turnkey projects completed in the first half of 2003.

Results for the first half of 2004 and 2003 were also favorably affected by downward revisions to cost estimates of wells completed in prior periods totaling $3.9 million and $3.4 million, respectively, which were more than offset by the deferral of turnkey drilling profit totaling $6.9 million and $4.8 million, respectively, related to wells in which CMI was either the operator or held a working interest.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $12.9 million in the second quarter of 2004 from $11.4 million in the second quarter of 2003 due primarily to higher management bonus accruals and professional fees. Our management bonus accruals are based on certain targeted goals for 2004 and are subject to adjustment throughout the year as our operating results are compared with these goals. The increase in professional fees is due in part to consulting fees incurred as part of our implementation of the requirements of the Sarbanes-Oxley Act of 2002.

General and administrative expenses for the six months ended June 30, 2004, increased to $28.8 million from $24.9 million in the same period of 2003 due primarily to the higher management bonus accruals and professional fees discussed above.

OTHER INCOME AND EXPENSE

Interest expense decreased to $16.6 million and $33.1 million, respectively, for the three and six months ended June 30, 2004, compared to $17.6 million and $33.8 million, respectively for the same periods in 2003, due primarily to the effects of fixed-for-floating interest rate swaps on our 7 1/8% Notes due 2007 and our 5% Notes due 2013 (see Note 7 of Notes to Condensed Consolidated Financial Statements). We retired $300 million of 7 1/8% Notes due 2007 on June 30, 2004, as discussed below.

We capitalized $11.7 million and $21.6 million, respectively, of interest costs for the three and six months ended June 30, 2004, compared to $10.2 million and $19.2 million, respectively, for the same periods in 2003 in connection with our rig expansion program as discussed in “Liquidity and Capital Resources – Financing and Investing Activities.”

Interest income decreased to $2.7 million and $5.7 million for the three and six months ended June 30, 2004, respectively, from $2.9 million and $5.8 million for the comparable 2003 periods, due primarily to lower average cash and marketable securities balances in the 2004 periods, offset in part by higher interest earned on those balances.

On June 30, 2004, we completed the redemption of all of the outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, for a total redemption price of $331.7 million, plus accrued and unpaid interest of $7.1 million. As a result, we recognized a pretax loss on the early retirement of debt of approximately $32.4 million, including unamortized discount and debt issue costs. Pretax interest expense related to the 7 1/8% Notes totaled $21.4 million annually.

Other expense for the six months ended June 30, 2004, includes a loss of $3.8 million on a commodity derivative entered into in the first quarter of 2004, offset in part by realized gains on the sale of marketable securities related to one of our retirement plans. Included in other income for the six months ended

June 30, 2003, is $22.3 million awarded to us as a result of settlements of claims we filed in 1993 with the United Nations Compensation Commission (“UNCC”) for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures.

INCOME TAXES

We recorded a net income tax benefit of $9.7 million and $11.3 million for the three and six months ended June 30, 2004, respectively, due to the recognition of various discrete tax items, including an $11.4 million deferred tax benefit in the second quarter of 2004 from the make whole premium paid as a result of the retirement of the 7 1/8% Notes due 2007. Based on current anticipated market conditions in our areas of operations, we believe that our effective tax rate on continuing operations will be in the range of 24% to 26% for the remainder of 2004. This increase in the effective tax rate for 2004 compared to the 2003 rate discussed below is due primarily to a lower U.S. interest expense deduction in 2004 following the redemption of the 7 1/8% Notes, higher operating income in the United States as a result of improved rig markets and lower contract drilling and general and administrative expenses, the elimination of the tax benefit related to the GSF Britannia capitalized lease as a result of recent changes in U.K. tax laws and a change in the mix of income between high tax and low tax foreign jurisdictions. Based on our current estimates of taxable income for 2005, and, in particular, given our expectations of improved earnings from our foreign operations, we anticipate that our effective tax rate percentage for 2005 will be in the mid teens.

The effective tax rate from continuing operations for financial reporting purposes for the three and six months ended June 30, 2003, was 11.2% and 10.1%, respectively. The effective income tax rate for the six months ended June 30, 2003, was reduced by the effect of the $22.3 million UNCC settlements discussed above. Excluding these settlements, our pretax income from continuing operations would have been $68.6 million, which when divided into the tax provision from continuing operations of $9.2 million yields an effective tax rate of 13.4% for the first half of 2003. The effective tax rate excluding the effect of the UNCC settlements is presented because we believe that these settlements are unusual items.

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

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of June 30, 2004, we had $743.7 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had an additional $39.8 million of marketable securities with remaining maturity dates in excess of one year at June 30, 2004, all of which were unrestricted. These long-term securities are included in “other assets” on the Condensed Consolidated Balance Sheet at June 30, 2004. We had $846.8 million in cash, cash equivalents and marketable securities at December 31, 2003, and an additional $70.0 million of marketable securities with remaining maturity dates in excess of one year at December 31, 2003, all of which were unrestricted. Cash generated from operating activities totaled $113.3 million and $178.8 million for the six months ended June 30, 2004 and 2003, respectively.

On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million, in an all cash transaction.

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

INVESTING AND FINANCING ACTIVITIES

We currently have contracts with PPL Shipyard PTE, Ltd. of Singapore (“PPL”) for construction of two ultra-deepwater semisubmersibles. We estimate that cash outlays in connection with construction of the two ultra-deepwater semisubmersibles, excluding capitalized interest, startup costs, capital spares and mobilization costs, will total approximately $580 million. Of the $580 million, $557 million had been incurred as of June 30, 2004. Startup costs, capital spares and mobilization costs for these two rigs, excluding any additional costs that may be incurred as a result of the derrick failure and the shipyard claim discussed below, are expected to total approximately $87 million. We also expect to capitalize a total of $88 million of interest in connection with these rigs. In March 2004, we took delivery of the GSF Constellation II, our second of two high-performance jackups ordered from PPL. Construction costs for this jackup totaled approximately $131 million, excluding an estimated $20 million of capitalized interest, capital spares, startup expenses and mobilization costs.

As we previously reported, the ultra-deepwater semisubmersible, GSF Development Driller I, suffered a failure of a portion of its derrick while undergoing testing in May 2004. The investigation into the cause of the loss indicates a design defect in the derrick, which is identical to the derrick installed aboard the GSF Development Driller II. Both derricks will require modifications. We currently expect that the delivery of the GSF Development Driller I will be delayed until the end of the fourth quarter of 2004. The GSF Development Driller II, however, is expected to remain on its current schedule with delivery in the first quarter of 2005. We expect that the direct costs for repair of the derrick and damaged equipment will be borne by the equipment supplier.

In July 2004, we were presented with a claim for additional costs in respect of the construction of the GSF Development Driller I by PPL. The claim totals approximately $32 million, with approximately $10 million of that amount attributable to change order claims. The balance of the claim is in respect of allegations of delay and disruption caused to the construction schedule by us resulting in loss of productivity and additional costs to the shipyard. We have the claim under review and are unable to express an opinion as to its merits at this time. Any additional amounts paid as a result of this claim will be included in the capitalized cost of the rig.

We expect to fund all construction and startup costs of these rigs from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

BP America Production Company (“BP”) has awarded a three-year contract to the GSF Development Driller II for BP’s Atlantis project in the U.S. Gulf of Mexico. The estimated 20-well project has a total contract value of approximately $200 million, and is expected to commence on July 1, 2005. We are continuing to actively market the GSF Development Driller I, but have not yet secured a contract for deployment upon completion.

Total capital expenditures for 2004 are currently estimated to be approximately $450 million, including $161 million in connection with the construction of the two remaining newbuild marine rigs, including startup costs, capital spares and mobilization costs, $165 million for major upgrades to the marine fleet, $51 million for other purchases and replacements of capital equipment, $39 million for capitalized interest, $15 million (net of intersegment eliminations) for oil and gas operations and $19 million for other capital expenditures.

On June 30, 2004, we completed the redemption of all of the outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, for a total redemption price of $331.7 million, plus accrued and unpaid interest of $7.1 million. We funded the redemption price from our existing cash, cash equivalents and marketable securities balances.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 17.5% at June 30, 2004, compared to 22.3% at December 31, 2003. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.8 million at both June 30, 2004, and December 31, 2003.

FUTURE CASH REQUIREMENTS

At June 30, 2004, we had total long-term debt and capital lease obligations, including the current portion of our long-term debt and capital lease obligations, of $936.0 million and shareholders’ equity of $4,415.7 million. Long-term debt, including current maturities, consisted of $344.7 million (net of discount) Zero Coupon Convertible Debentures due 2020; $296.9 million (net of discount) 7% Notes due 2028; $252.1 (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $42.3 million. We were in compliance with our debt covenants at June 30, 2004.

Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. Annual interest on the 5% Notes is $12.5 million, payable semiannually each February and August. No principal payments are due under any of the three issues until the maturity date.

We may redeem the 7% Notes and the 5% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the 5% Notes, the Zero Coupon Convertible Debentures and the 7% Notes contain limitations on our ability to incur indebtedness for borrowed money secured by certain liens and on our ability to engage in certain sale/leaseback transactions. The Zero Coupon Convertible Debentures and the 7% Notes continue to be obligations of Global Marine Inc., and GlobalSantaFe Corporation has not guaranteed any of these obligations. GlobalSantaFe Corporation is the sole obligor under the 5% Notes.

The Zero Coupon Convertible Debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. We have the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe Ordinary Shares (4,875,062 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require us to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. Since the holders of these debentures have the right to require us to repurchase these debentures as early as June 23, 2005, we have reclassified these debentures to current maturities as of June 30, 2004. While we may pay the repurchase price with either cash or stock or a combination thereof, we do not anticipate using stock to satisfy any such future purchase obligation.

In August 2002, our Board of Directors authorized us to repurchase up to $150 million of our ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the six months ended June 30, 2004. At June 30, 2004, $98.6 million of this authorized amount remained available for future purchases.

CMI currently holds a 16% working interest in a development project in the North Sea. CMI’s portion of the development costs of this project is expected to total approximately £16.8 million ($30.2 million). A total of approximately $19.7 million has been incurred as of June 30, 2004, and an additional $10.5 million is expected to be incurred in 2004. We are currently in negotiations with a third party to sell a portion of our interest in this project.

In the first quarter of 2004, we purchased a new enterprise resource management software system from SAP America, Inc. (“SAP”) that will be integrated into our domestic and international operations. Costs related to the purchase and implementation of this system are expected to total $23.1 million, of which $8.2 million has been incurred as of June 30, 2004, and an additional $5.7 million is expected to be incurred in 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We manage our fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed upon notional amount.

In May 2004, we entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $75 million, effective May 2004 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013. Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.27% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. We have designated these swaps as fair-value hedges of the 5% Notes. We had previously entered into similar interest rate swaps with an aggregate notional amount of $100 million related to our 5% Notes in 2003. As of June 30, 2004, we had fixed-for-floating interest rate swaps with a total notional amount of $175 million related to our 5% Notes. The total estimated aggregate fair value of these swaps at June 30, 2004, was an asset of $2.6 million.

In May 2004, we terminated the $50 million notional amount fixed-for-floating interest rate swap related to Global Marine Inc.’s 7 1/8% Notes due 2007 in anticipation of the redemption of these notes in June 2004. We received approximately $0.2 million in connection with this transaction, which represented the fair value of this swap at the time of termination.

There have been no other material changes in circumstances affecting our exposure to commodity price, interest rate, fair value, foreign currency or credit risks since December 31, 2003. For a discussion of our exposure to these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our annual general meeting of shareholders was held on June 9, 2004. At the meeting, five directors were elected, two special resolutions to amend our Amended and Restated Articles of Association were approved, and the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2004 was ratified, each by a vote of holders of our Ordinary Shares, par value of US $.01 per share, as outlined in our proxy statement relating to the meeting. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (c) all of such nominees were elected. The following numbers of votes were cast as to the director nominees: Ferdinand A. Berger, 214,662,381 votes for and 6,791,794 votes withheld; Khaled R. Al-Haroon, 212,357,820 votes for and 9,096,355 votes withheld; Edward R. Muller, 214,638,142 votes for and 6,816,033 votes withheld; Paul J. Powers, 214,302,741 votes for and 7,151,434 votes withheld; and John L. Whitmire, 214,350,493 votes for and 7,103,682 votes withheld. With respect to the approval of the special resolution to amend our Amended and Restated Articles of Association to permit telephonic and Internet voting by record shareholders, 221,046,618 votes were cast in favor of approval, 244,329 votes were cast against approval and there were 163,088 abstentions. With respect to the approval of the special resolution to amend our Amended and Restated Articles of Association to remove the language “No share ownership qualification for Directors shall be required”, 214,656,926 votes were cast in favor of approval, 6,569,895 votes were cast against approval and there were 227,214 abstentions. With respect to the ratification of PricewaterhouseCoopers LLP as our independent accountants for 2004, 220,228,281 votes were cast in favor of ratification, 1,123,867 votes were cast against ratification and there were 101,887 abstentions.

Item 5. Other Information

On May 4, 2004, Mr. Ferdinand A. Berger, one of our directors, adopted a written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934. The plan provides for the exercise of specified stock options granted to Mr. Berger by us and the sale of the underlying shares in “cashless” exercise transactions at specified per share market price targets.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Purchase Agreement dated April 1, 2004, between GlobalSantaFe Corporation and certain of its affiliates and Precision Drilling Corporation and certain of its affiliates (incorporated herein by this reference to Exhibit 99.1 of our Current Report on Form 8-K filed April 2, 2004).

3.1	Amended and Restated Memorandum of Association of the Company, adopted by Special Resolution of the Shareholders effective June 9, 2004.

10.1	Form of Notice of Grant of Non-Employee Director Restricted Stock Units currently in use for new grants under the GlobalSantaFe 2003 Long-Term Incentive Plan.

12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

15.1	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2004:

Date of Report	Items Reported	Financial Statements Filed
April 2, 2004	Item 5, Other Events	None
April 8, 2004	Item 9, Regulation FD Disclosure	None
April 28, 2004	Item 12, Results of Operations and Financial Condition	None
May 6, 2004	Item 9, Regulation FD Disclosure	None
June 3, 2004	Item 9, Regulation FD Disclosure	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION (Registrant)

Dated: August 6, 2004	/s/ W. Matt Ralls
W. Matt Ralls Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)