Form 10-Q
period 2004-09-30
GLOBALSANTAFE CORP
filed 2004-11-05
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of October 29, 2004, was 235,430,609.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

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

Our forward-looking statements include statements about the following subjects:

•	our expectation that changes in estimates based on a recent rig life evaluation will reduce our total 2004 contract drilling depreciation expense;

•	our estimated exit costs associated with the sale of our land rig drilling fleet;

•	our expectations regarding realization of contract drilling backlogs during the remainder of 2004;

•	our estimate of the fourth quarter 2004 pretax loss recognition for four of our turnkey projects;

•	our funding and financing plans;

•	the dates drilling rigs will become available following completion of current contracts;

•	the dates our rigs that are under construction are expected to be delivered;

•	projected cash outlays, the timing of such outlays and expected sources of funding in connection with the rigs that are under construction;

•	our expectation that costs for repair of the derrick and damaged equipment for the two semisubmersibles under construction will be borne by the equipment supplier;

•	our expectations regarding commencement of certain contracts;

•	our expectations regarding the time period in which rigs will remain idle;

•	our expectations regarding the length of time mobile assets will be operating in given locations and our resulting conclusions regarding the future tax consequences of operating in those locations;

•	our anticipated estimated tax rate for the remainder of 2004 and for 2005;

•	our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work and dayrates in those markets;

•	that we do not anticipate using ordinary shares to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures;

•	our expectations regarding future costs associated with our new enterprise resource management software system;

•	our estimated capital expenditures in 2004;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs, with existing cash and cash equivalents, and cash generated from operations;

•	our ability to service indebtedness;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service, from our existing cash and marketable securities balances, and future cash flow from operations;

•	our belief that insurance will address any liability arising from the Mississippi asbestos litigation, and any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on available industry, financial and economic data and our operating and financing plans as of that date. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from what we expect.

Factors that could cause or contribute to such differences include, but are not limited to (a) general economic and business conditions; (b) worldwide demand for oil and gas; (c) industry fleet capacity; (d) oil and natural gas price fluctuations and related market expectations; and (e) such other risk factors as may be discussed herein, in the “Risk Factors” section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003, and subsequent reports filed with the U.S. Securities and Exchange Commission.

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

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of income for each of the three- and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

November 5, 2004

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Contract drilling	$306.3	$297.3	$850.2	$959.5
Drilling management services	149.6	128.1	357.4	351.0
Oil and gas	7.4	5.5	17.8	16.9

Total revenues	463.3	430.9	1,225.4	1,327.4

Expenses and other operating items:
Contract drilling	202.4	209.4	605.1	657.6
Drilling management services	156.5	122.6	352.5	339.6
Oil and gas	1.7	1.5	4.8	4.1
Depreciation, depletion and amortization	63.3	65.8	190.5	191.2
Gain on involuntary conversion of long-lived asset	(24.0)	—	(24.0)	—
Gain on sale of assets	(25.6)	—	(28.3)	—
Impairment loss on long-lived assets	—	—	1.2	—
Restructuring costs	—	—	—	2.9
General and administrative	13.6	11.5	42.4	36.4

Total operating expenses and other operating items	387.9	410.8	1,144.2	1,231.8

Operating income	75.4	20.1	81.2	95.6
Other income (expense):
Interest expense	(11.2)	(17.0)	(44.3)	(50.8)
Interest capitalized	10.3	7.4	31.9	26.6
Interest income	2.8	2.7	8.5	8.5
Loss on early retirement of long-term debt	—	—	(32.4)	—
Other	1.6	0.8	0.8	25.0

Total other income (expense)	3.5	(6.1)	(35.5)	9.3

Income before income taxes	78.9	14.0	45.7	104.9
Income tax provision (benefit):
Current tax provision	10.7	6.5	13.9	29.7
Deferred tax provision (benefit)	7.4	(4.9)	(7.1)	(18.9)

Total income tax provision	18.1	1.6	6.8	10.8

Income from continuing operations	60.8	12.4	38.9	94.1
Income (loss) from discontinued operations, net of tax effect	(2.2)	2.7	112.4	10.8

Net income	58.6	15.1	151.3	104.9
Other comprehensive income	0.5	0.6	0.1	1.7

Total comprehensive income	$59.1	$15.7	$151.4	$106.6

Earnings (loss) per ordinary share (Basic):
Income from continuing operations	$0.26	$0.06	$0.17	$0.40
Income (loss) from discontinued operations	(0.01)	0.01	0.48	0.05

Net income	$0.25	$0.07	$0.65	$0.45

Earnings (loss) per ordinary share (Diluted):
Income from continuing operations	$0.26	$0.05	$0.16	$0.40
Income (loss) from discontinued operations	(0.01)	0.01	0.48	0.05

Net income	$0.25	$0.06	$0.64	$0.45

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$605.9	$711.8
Marketable securities	141.5	135.0
Accounts receivable, net of allowances	383.7	313.5
Costs incurred on turnkey drilling projects in progress	31.7	10.5
Prepaid expenses	36.4	30.2
Assets held for sale	—	205.8
Other current assets	13.6	6.0

Total current assets	1,212.8	1,412.8

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,321.6 at September 30, 2004, and $1,158.0 at December 31, 2003	4,307.6	4,159.0
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $ 16.0 at September 30, 2004, and $12.7 at December 31, 2003	17.3	21.2

Net properties	4,324.9	4,180.2

Goodwill	338.2	352.1
Deferred income tax assets	36.6	31.2
Other assets	92.0	173.4

Total assets	$6,004.5	$6,149.7

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

($ in millions)

	September 30, 2004	December 31, 2003
Current liabilities:
Accounts payable	$259.5	$179.6
Accrued compensation and related employee costs	74.1	67.5
Accrued income taxes	—	8.0
Accrued interest	8.5	13.5
Deferred revenue	13.0	27.6
Current maturities of long-term debt	347.7	—
Other accrued liabilities	77.7	95.9

Total current liabilities	780.5	392.1

Long-term debt	555.4	1,191.4
Capital lease obligations	31.1	39.5
Deferred income tax liabilities	13.8	21.5
Other long-term liabilities	149.2	177.6
Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600,000,000 shares authorized, 235,331,631 shares and 233,516,104 shares issued and outstanding at September 30, 2004, and December 31, 2003, respectively	2.4	2.3
Additional paid-in capital	2,989.8	2,959.1
Retained earnings	1,526.8	1,410.8
Accumulated other comprehensive loss	(44.5)	(44.6)

Total shareholders’ equity	4,474.5	4,327.6

Total liabilities and shareholders’ equity	$6,004.5	$6,149.7

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$151.3	$104.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	194.5	202.9
Deferred income taxes	(11.6)	(18.7)
Gain on involuntary conversion of long-lived asset	(24.0)	—
Gain on sale of assets	(140.3)	—
Impairment loss on long-lived assets	1.2	—
Loss on early retirement of long-term debt	32.4	—
(Increase) decrease in accounts receivable	(33.9)	31.4
Decrease in prepaid expenses and other current assets	(24.2)	(19.8)
Increase (decrease) in accounts payable	31.7	(59.9)
(Decrease) increase in accrued liabilities	(26.6)	10.2
Decrease in deferred revenues	(14.0)	(19.7)
(Decrease) increase in other long-term liabilities	(26.0)	5.9
Other, net	5.6	10.4

Net cash flow provided by operating activities	116.1	247.6

Cash flows from investing activities:
Capital expenditures	(329.5)	(349.0)
Proceeds from sale of land drilling fleet assets	316.5	—
Proceeds from involuntary conversion of long-lived asset	31.2	—
Proceeds from disposals of properties and equipment	40.2	5.8
Purchases of held-to-maturity marketable securities	(169.2)	(199.6)
Proceeds from maturities of held-to-maturity marketable securities	254.0	114.3
Purchases of available-for-sale marketable securities	(124.9)	(19.2)
Proceeds from maturities of available-for-sale marketable securities	105.0	4.4

Net cash flow provided by (used in) investing activities	123.3	(443.3)

Cash flows from financing activities:
Dividend payments	(35.1)	(25.1)
Issuance of long-term debt, net of discount	—	249.4
Reductions of long-term debt	(331.7)	—
Deferred financing costs	—	(3.5)
Lease-leaseback transaction	—	37.0
Payments on capitalized lease obligations	(9.7)	(8.3)
Proceeds from issuance of ordinary shares	29.9	8.5
Other	1.3	—

Net cash flow (used in) provided by financing activities	(345.3)	258.0

(Decrease) increase in cash and cash equivalents	(105.9)	62.3
Cash and cash equivalents at beginning of period	711.8	677.0

Cash and cash equivalents at end of period	$605.9	$739.3

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating a fleet of 59 marine drilling rigs. As of September 30, 2004, our fleet included 45 cantilevered jackup rigs, nine semisubmersibles and three drillships. We currently have two ultra-deepwater semisubmersibles under construction, and we also operate two semisubmersible rigs for third parties under a joint venture agreement. We provide oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

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

Our independent registered public accounting firm has performed a review of, and issued a report on, these consolidated interim financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

MARKETABLE SECURITIES

We changed the classification of our held-to-maturity marketable securities portfolio to available-for-sale, effective June 30, 2004, and have recorded these marketable securities at fair value in our Condensed Consolidated Balance Sheet at September 30, 2004. Realized and unrealized gains and losses related to these marketable securities are calculated using the specific identification method. Unrealized losses included in Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheet at

September 30, 2004, related to these marketable securities totaled approximately $0.1 million, all of which relates to marketable securities with remaining maturity dates of less than one year (classified as Marketable Securities on the Condensed Consolidated Balance Sheet).

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROPERTIES AND EQUIPMENT

Depreciation, Depletion and Amortization

We periodically evaluate the remaining useful lives and salvage values of our rigs, giving effect to operating and market conditions and upgrades performed on these rigs. As a result of recent analyses performed on our drilling fleet, effective January 1, 2004, we increased the remaining lives on certain rigs in our jackup fleet to 13 years from a range of 5.6 to 10.1 years, increased salvage values of these and other rigs in our jackup fleet from $0.5 million per rig to amounts ranging from $1.2 to $3.0 million per rig, and increased the salvage values of our semisubmersibles and certain of our drillships from $1.0 million per rig to amounts ranging from $2.5 to $4.0 million per rig. The effect of these changes in estimates was a reduction to depreciation expense for the three and nine months ended September 30, 2004, of approximately $4.6 million and $13.8 million, respectively.

Gain on Involuntary Conversion of Long-Lived Asset

In August 2004, the jackup GSF Adriatic IV encountered well control problems, caught fire and sank while drilling in the Mediterranean Sea off the coast of Egypt. All of our personnel on board the rig were evacuated safely, although the rig was a total loss. We will ultimately receive insurance proceeds totaling $40.0 million, net of our deductible, and recorded a gain of $24.0 million, net of taxes, in the third quarter of 2004.

Gains on Sales of Assets

In December 2003, one of our wholly owned subsidiaries, Challenger Minerals Inc. (“CMI”) participated in a drilling project in West Africa off the coast of Mauritania. Our share of the costs incurred in connection with this project totaled approximately $3.4 million, which were classified as unproved oil and gas properties at December 31, 2003. In March 2004, we sold our interest in this project for approximately $6.1 million and recorded a gain of $2.7 million ($2.0 million, net of taxes) in connection with this sale in the first quarter of 2004.

In May 2004, we completed the sale of our land drilling fleet and related support equipment and recognized a gain of $112.0 million ($113.1 million, net of a tax benefit of $1.1 million—see Note 2).

In September 2004, CMI completed the sale of a portion of its interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million and recorded a gain of $25.6 million ($13.7 million, net of taxes) in connection with this sale. CMI retains an eight percent working interest in this project.

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL

At September 30, 2004, Goodwill in our Condensed Consolidated Balance Sheet totaled approximately $338.2 million. Goodwill decreased by $13.9 million from approximately $352.1 million at December 31, 2003, due primarily to the adjustment of certain tax and environmental liabilities.

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

Had compensation cost for our stock-based compensation plans been determined based on fair values as of the dates of grant, our income from continuing operations and earnings per ordinary share would have been reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions, except per share amounts)
Income from continuing operations, as reported	$60.8	$12.4	$38.9	$94.1
Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	0.2	0.2	0.5	0.5
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(9.9)	(11.1)	(29.1)	(32.0)

Pro forma income from continuing operations	$51.1	$1.5	$10.3	$62.6

Basic earnings per ordinary share from continuing operations:
As reported	$0.26	$0.06	$0.17	$0.40
Pro forma	$0.22	$0.01	$0.04	$0.27

Diluted earnings per ordinary share from continuing operations:
As reported	$0.26	$0.05	$0.16	$0.40
Pro forma	$0.22	$0.01	$0.04	$0.27

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Discontinued Operations

SALE OF LAND DRILLING FLEET

On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million, in an all-cash transaction. Our land drilling fleet consisted of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt, and three in Oman. As a result of this sale, we recognized a gain of $113.1 million, including a net tax benefit of $1.1 million, in the second quarter of 2004.

Land drilling operations have historically been included in our contract drilling segment operating results. The following table lists the contribution of our land rig fleet to our consolidated operating results for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Revenues	$—	$27.2	$43.9	$81.1
Expenses (income):
Direct operating expenses	1.0	18.6	27.9	55.9
Depreciation	—	4.1	4.0	11.7
Exit costs	0.8	—	7.0	—
Gain on sale of assets	—	—	(112.0)	—

	(1.8)	4.5	117.0	13.5
Provision for income taxes, including a net tax benefit of $1.1 related to the gain on sale of assets	0.4	1.8	4.6	2.7

Income from discontinued operations, net of tax effect	$(2.2)	$2.7	$112.4	$10.8

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXIT COSTS

In connection with the sale of our land drilling fleet, we implemented an exit plan that included the closing of four area offices in Kuwait, Oman, Saudi Arabia and Venezuela, and the separation of approximately 1,400 employees. These employees were primarily rig personnel and related shorebase and area office personnel. These activities are considered to be substantially complete as of September 30, 2004.

Estimated costs associated with this exit plan were recorded as a pretax charge in the second quarter of 2004. These accrued costs, changes in estimated costs and payments related to these exit activities for the period from May 21, 2004, to September 30, 2004, are summarized as follows:

	Employee Severance Costs	Office Closures	Other	Total
	(In millions)
Accrued exit costs	$4.3	$0.5	$1.4	$6.2
Changes in estimated costs	0.8	—	—	0.8
Payments	(5.1)	(0.4)	(1.0)	(6.5)

Liability at 09/30/04	$—	$0.1	$0.4	$0.5

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions, except share and per share amounts)
Numerator:
Income from continuing operations	$60.8	$12.4	$38.9	$94.1
Income (loss) from discontinued operations	(2.2)	2.7	112.4	10.8

Net income	$58.6	$15.1	$151.3	$104.9

Denominator:
Ordinary shares - Basic	234,778,127	233,244,497	234,494,809	233,147,816
Add effect of employee stock options	2,373,017	1,867,682	2,265,247	1,733,191

Ordinary shares - Diluted	237,151,144	235,112,179	236,760,056	234,881,007

Earnings (loss) per ordinary share:
Basic:
Income from continuing operations	$0.26	$0.06	$0.17	$0.40
Income (loss) from discontinued operations	(0.01)	0.01	0.48	0.05

Net income	$0.25	$0.07	$0.65	$0.45

Diluted:
Income from continuing operations	$0.26	$0.05	$0.16	$0.40
Income (loss) from discontinued operations	(0.01)	0.01	0.48	0.05

Net income	$0.25	$0.06	$0.64	$0.45

The computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2004, excludes outstanding options to purchase GlobalSantaFe ordinary shares with exercise prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be “antidilutive”). Options to purchase a total of 10,087,518 ordinary shares and 10,416,397 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2004, respectively. Options to purchase a total of 19,239,037 ordinary shares and 16,133,906 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2003, respectively.

Diluted earnings per ordinary share for all periods presented in the table above also excludes 4,875,062 potentially dilutive shares issuable upon conversion of our Zero Coupon Convertible Debentures because the inclusion of such shares would be antidilutive given the level of net income from continuing operations for these periods.

Holders of the Zero Coupon Convertible Debentures have the right to require us to repurchase the debentures as early as June 23, 2005 (see Note 6). While we may pay the repurchase price with either cash or stock or a combination thereof, we do not anticipate using stock to satisfy any such future purchase obligation.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in millions)
Revenues from external customers:
Contract drilling	$306.3	$297.3	$850.2	$959.5
Drilling management services	149.6	128.1	357.4	351.0
Oil and gas	7.4	5.5	17.8	16.9

Consolidated	$463.3	$430.9	$1,225.4	$1,327.4

Intersegment revenues:
Contract drilling	$7.2	$0.1	$10.4	$1.6
Drilling management services	8.1	0.7	12.9	4.4
Intersegment elimination	(15.3)	(0.8)	(23.3)	(6.0)

Consolidated	$—	$—	$—	$—

Total revenues:
Contract drilling	$313.5	$297.4	$860.6	$961.1
Drilling management services	157.7	128.8	370.3	355.4
Oil and gas	7.4	5.5	17.8	16.9
Intersegment elimination	(15.3)	(0.8)	(23.3)	(6.0)

Consolidated	$463.3	$430.9	$1,225.4	$1,327.4

Segment income:
Contract drilling	$43.5	$24.3	$62.1	$116.5
Drilling management services	(6.9)	5.5	4.9	11.4
Oil and gas	4.2	3.1	9.7	10.5
Gain on involuntary conversion of long-lived asset	24.0	—	24.0	—
Gain on sale of assets	25.6	—	28.3	—
Impairment loss on long-lived assets	—	—	(1.2)	—

Total segment income	90.4	32.9	127.8	138.4
Restructuring costs	—	—	—	(2.9)
Corporate expenses	(15.0)	(12.8)	(46.6)	(39.9)

Operating income (loss)	75.4	20.1	81.2	95.6
Loss on early retirement of long-term debt	—	—	(32.4)	—
Other income (expense)	3.5	(6.1)	(3.1)	9.3

Income (loss) before income taxes	$78.9	$14.0	$45.7	$104.9

We rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey projects at the time revenues are earned. These cost estimates are adjusted when final actual project costs have been determined, which may result in adjustments to previously recorded amounts. Results for the three and nine months ended September 30, 2004 and 2003, were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $1.2 million and $3.2 million for the three months ended September 30, 2004 and 2003,

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively, and by $2.1 million and $3.4 million, respectively, for the nine months ended September 30, 2004 and 2003. Operating results were also impacted by the deferral of turnkey profit totaling $11.1 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively, and by $18.4 million and $6.2 million, respectively, for the nine months ended September 30, 2004 and 2003, related to wells in which CMI was either the operator or held a working interest. Deferred turnkey profits are credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

During late October and early November 2004, we encountered unforeseen difficulties on four of our turnkey projects underway at September 30, 2004. All of these wells have now been completed and we estimate that during the fourth quarter of 2004 we will recognize a combined pretax loss of approximately $2.5 million on these four projects.

Note 5 – Commitments and Contingencies

In addition to the commitments and contingencies, including legal proceedings and environmental matters, described in Note 5 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003, we are subject to the following:

CAPITAL COMMITMENTS

We currently have contracts with PPL Shipyard PTE, Ltd. of Singapore (“PPL”) for construction of two ultra-deepwater semisubmersibles, the GSF Development Driller I and the GSF Development Driller II. Contractual obligations in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $587 million. The $587 million total includes $7.6 million to be paid in connection with the shipyard claim discussed below. Of the $587 million, $566 million had been incurred as of September 30, 2004. Startup costs, customer-required modifications, capital spares and mobilization costs for these two rigs, excluding any additional costs that may be incurred as a result of the derrick failure and the shipyard claims discussed below, are expected to total approximately $87 million. We also expect to capitalize a total of $88 million of interest in connection with these rigs.

As we previously reported, the ultra-deepwater semisubmersible, GSF Development Driller I, suffered a failure of a portion of its derrick while undergoing testing in May 2004. The investigation into the cause of the loss indicates a design defect in the derrick, which is identical to the derrick installed aboard the GSF Development Driller II. Both derricks will require modifications. We currently expect that the delivery of the GSF Development Driller I will be delayed until the first quarter of 2005. The GSF Development Driller II, however, is expected to remain on its current schedule with delivery in the first quarter of 2005. We expect that the costs for repair of the derrick and damaged equipment will be borne by the equipment supplier.

In July 2004, PPL presented us with a claim for additional costs in respect of the construction of the GSF Development Driller I. The claim totals approximately $32 million, with approximately $10 million of that amount attributable to change order claims. The balance of the claim alleges delay and disruption to the construction schedule caused by us, resulting in loss of productivity and additional costs to the shipyard. In

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 2004, PPL presented a claim for additional costs in respect of the construction of the GSF Development Driller II. That claim totals approximately $33 million, and is comprised of approximately $24 million for delay and disruption to the construction schedule allegedly caused by us and for the cost of additional labor employed to meet the revised delivery schedule, with the balance for change order claims advanced by the shipyard. We have agreed to pay $7.6 million for additional labor costs concerning the GSF Development Driller II, which will be included in the capitalized cost of the rig. The balance of the claims for both rigs, most of which are disputed as to liability and all of which are disputed as to amount, are currently being negotiated with the shipyard. Any additional amounts paid as a result of these claims will be included in the capitalized cost of the rigs.

In September 2004, CMI completed the sale of a portion of its working interest in a development project in the North Sea (see Note 1). As a result, CMI now holds an eight percent working interest in this project. CMI’s remaining portion of the development costs of this project is now expected to total approximately £0.3 million ($0.5 million).

CONTINGENCIES

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

We have interest rate risk in connection with these fully defeased financing leases for the GSF Jack Ryan and GSF C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the September 30, 2004, LIBOR rate of 4.934% were to continue over the next nine years, we would be required to fund an additional estimated $43 million during that period. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

LEGAL PROCEEDINGS

In August 2004, certain of our subsidiaries were named as defendants in three lawsuits filed in the Circuit Court of Jones County, Mississippi, alleging that certain individuals aboard our offshore drilling rigs had been exposed to asbestos. Certain of our subsidiaries have been named as defendants in two other lawsuits pending in Jones County, Mississippi, but have not been served in either of those lawsuits. These five

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

lawsuits are part of a group of twenty-three lawsuits filed on behalf of approximately 800 plaintiffs against a large number of defendants, most of whom are not affiliated with the Company. Our subsidiaries have not been named as defendants in any of the other eighteen lawsuits. The lawsuits assert claims based on theories of unseaworthiness, negligence, strict liability and our subsidiaries’ status as Jones Act employers; and seek unspecified compensatory and punitive damages. In general, the defendants are alleged to have manufactured, distributed or utilized products containing asbestos. In the case of our named subsidiaries and that of several other offshore drilling companies named as defendants, the lawsuits allege these defendants allowed such products to be utilized aboard offshore drilling rigs. We have not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos aboard our rigs, whether they were employees nor their period of employment, the period of their alleged exposure to asbestos, nor their medical condition. Accordingly, we are unable to estimate our potential exposure to these lawsuits. We historically have maintained insurance which we believe will be available to address any liability arising from these claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

Note 6 – Long-term Debt

On June 30, 2004, we completed the redemption of the entire outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, for a total redemption price of $331.7 million, plus accrued and unpaid interest of $7.1 million. We recognized a loss on the early retirement of debt of approximately $21.0 million, net of tax of $11.4 million, in the second quarter of 2004. We funded the redemption price from our existing cash, cash equivalents and marketable securities balances.

Long-term debt at September 30, 2004, and December 31, 2003, consisted of the following (in millions):

	September 30, 2004	December 31, 2003
5% Notes due 2013, net of unamortized discount of $0.5 million and $0.6 million at September 30, 2004, and December 31, 2003, respectively (1)	$258.4	$254.4
7 1/8% Notes due 2007, net of unamortized discount of $0.2 million at December 31, 2003 (2)	—	301.4
7% Notes due 2028, net of unamortized discount of $3.0 million and $3.1 million at September 30, 2004, and December 31, 2003, respectively	297.0	296.9
Zero Coupon Convertible Debentures due 2020, net of unamortized discount of $252.3 million and $261.3 million at September 30, 2004, and December 31, 2003, respectively	347.7	338.7

Total long-term debt, including current maturities	903.1	1,191.4
Less current maturities	347.7	—

Long-term debt	$555.4	$1,191.4

(1)	Balances at September 30, 2004, and December 31, 2003, include mark-to-market adjustments totaling $8.9 million and$5.0 million, respectively, as part of fair-value hedge accounting related to fixed-for-floating interest rate swaps (see Note 7).
(2)	The balance at December 31, 2003, includes a mark-to-market adjustment of $1.6 million as part of fair-valuehedge accounting related to a fixed-for-floating interest rate swap.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Zero Coupon Convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. We have the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe ordinary shares (4,875,062 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require us to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. Since the holders of these debentures have the right to require us to repurchase these debentures as early as June 23, 2005, we have classified these debentures as current maturities effective June 30, 2004. While we may pay the repurchase price with either cash or stock or a combination thereof, we do not anticipate using stock to satisfy any such future repurchase obligation.

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

In May 2004, we entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $75 million, effective May 2004 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013. Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.27% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. We have designated these swaps as fair-value hedges of the 5% Notes. We had previously entered into similar interest rate swaps with an aggregate notional amount of $100 million related to our 5% Notes in 2003. As of September 30, 2004, we had fixed-for-floating interest rate swaps with a total notional amount of $175 million related to our 5% Notes. These fixed-for-floating interest rate swaps are designed to be perfectly effective hedges against changes in fair value of our 5% Notes resulting from changes in market interest rates. The total estimated aggregate fair value of these swaps at September 30, 2004, was an asset of $8.9 million.

In May 2004, we terminated the $50 million notional amount fixed-for-floating interest rate swap related to our 7 1/8% Notes due 2007 in anticipation of the redemption of these notes in June 2004. We received approximately $0.2 million in connection with this transaction, which represented the fair value of this swap at the time of termination.

At September 30, 2004, the net fair value of our 5% Notes due 2013 was $264.2 million compared to their carrying value of $258.4 million (net of discount), $348.0 million for our Zero Coupon Convertible Debentures due 2020 compared to their carrying value of $347.7 million (net of discount) and $338.1 million for our 7% Notes due 2028 compared to their carrying value of $297.0 million (net of discount).

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

The components of net periodic pension benefit cost for our pension plans for the three and nine months ended September 30, 2004 and 2003, were as follows:

	Three Months Ended September 30,
	2004		2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost - benefits earned during the period	$2.5	$3.2	$2.7	$2.5
Interest cost on projected benefit obligation	4.9	2.0	4.6	1.3
Expected return on plan assets	(5.1)	(2.1)	(3.3)	(1.1)
Recognized actuarial loss	2.3	0.8	2.7	0.3
Recognized actuarial loss - termination benefits	—	—	—	—
Settlement gain	—	—	(0.7)
Amortization of prior service cost	1.2	—	1.0	—

Net periodic pension cost	$5.8	$3.9	$7.0	$3.0

	Nine Months Ended September 30,
	2004		2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost - benefits earned during the period	$8.2	$9.4	$7.9	$7.5
Interest cost on projected benefit obligation	14.8	6.0	13.8	3.8
Expected return on plan assets	(13.4)	(6.1)	(9.9)	(3.2)
Recognized actuarial loss	6.5	2.4	8.4	0.8
Recognized actuarial loss - termination benefits	—	—	0.4	—
Settlement gain	—	—	(0.7)	—
Amortization of prior service cost	3.5	—	3.0	—

Net periodic pension cost	$19.6	$11.7	$22.9	$8.9

Our funding objective is to fund participants’ benefits under the plans as they accrue. Although there was no minimum pension contribution required under ERISA guidelines to our qualified plans for 2004, we have historically funded the plans on an annual basis. In August 2004, we made a discretionary contribution to our U.S. qualified plan totaling $50.0 million.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $1.6 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively, and $5.0 million and $5.6 million for the nine months ended September 30, 2004 and 2003, respectively.

Note 9 – Supplemental Cash Flow Information – Noncash Financing Activity

In September 2004, our Board of Directors declared a regular quarterly cash dividend for the third quarter of 2004 of $0.05 per ordinary share, payable to shareholders of record as of the close of business on September 30, 2004. This third quarter dividend in the amount of $11.8 million was paid on October 15, 2004.

Cash payments for capital expenditures for the nine months ended September 30, 2004, include $16.6 million that was accrued but unpaid at December 31, 2003. Cash payments for capital expenditures for the nine months ended September 30, 2003, include $19.2 million that was accrued but unpaid at December 31, 2002. Accrued but unpaid capital expenditures at September 30, 2004, totaled $63.9 million. These amounts are included in Accounts payable on the Condensed Consolidated Balance Sheet at September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an offshore oil and gas drilling contractor, owning or operating a fleet of 59 marine drilling rigs. Our fleet includes 45 cantilevered jackup rigs, nine semisubmersibles and three drillships. We currently have two ultra-deepwater semisubmersibles under construction, and we also operate two semisubmersible rigs for third parties under a joint venture agreement. The cantilevered jackup GSF Adriatic IV encountered well control problems, caught fire and sank in the Mediterranean Sea off the coast of Egypt in August 2004. During the first quarter of 2004, we retired the drillship GlomarRobert F. Bauer from active service. In May 2004, we completed the sale of our land drilling fleet as discussed below, and in April 2004 we sold the platform rig Rig 82 for a nominal sum in connection with our planned exit from our platform rig operations.

We provide offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities through our wholly owned subsidiary, Challenger Minerals, Inc. (“CMI”), principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

We derive substantially all of our revenues from our contract drilling and drilling management services operations, which depend on the level of activity in offshore oil and natural gas exploration and development drilling in markets worldwide. These operations are subject to a number of risks, many of which are outside our control. For a discussion of these risks, see “Items 1. and 2. Business and Properties — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These policies, estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes to these policies in the nine months ended September 30, 2004, other than the change in our classification of our marketable securities and our changes in estimates related to useful lives and salvage values of our rigs discussed below.

Marketable Securities

As part of our cost-effectiveness efforts, we have outsourced the management of portions of our marketable securities portfolio to third party investment firms. These firms have been instructed to manage the investment of these securities with the goal of optimizing returns on these investments while investing within guidelines set forth by our management. Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have changed the classification of our held-to-maturity marketable securities portfolio to available-for-sale, effective June 30, 2004, and have recorded these marketable securities at fair value on our Condensed Consolidated Balance Sheet at September 30, 2004. Realized and unrealized gains and losses related to these marketable securities are calculated using the specific identification method. Unrealized losses included in Accumulated Other

Comprehensive Income on the Condensed Consolidated Balance Sheet at September 30, 2004, related to these marketable securities totaled approximately $0.1 million, all of which relates to marketable securities with remaining maturity dates of less than one year.

Depreciation, Depletion and Amortization

We periodically evaluate the remaining useful lives and salvage values of our rigs, giving effect to operating and market conditions and upgrades performed on these rigs. As a result of recent analyses performed on our drilling fleet, effective January 1, 2004, we increased the remaining lives on certain rigs in our jackup fleet to 13 years from a range of 5.6 to 10.1 years, increased salvage values of these and other rigs in our jackup fleet from $0.5 million per rig to amounts ranging from $1.2 to $3.0 million per rig, and increased the salvage values of our semisubmersibles and certain of our drillships from $1.0 million per rig to amounts ranging from $2.5 to $4.0 million per rig. The effect of these changes in estimates was a reduction to depreciation expense for the three and nine months ended September 30, 2004, of approximately $4.6 million and $13.8 million, respectively. We expect these changes in estimates to reduce our total 2004 contract drilling depreciation expense by approximately $18.3 million, based on rigs and equipment in service at December 31, 2003.

SALE OF LAND DRILLING FLEET

On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million in an all-cash transaction. Our land drilling fleet consisted of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt, and three in Oman. As a result of this sale, we recognized a gain of $113.1 million, including a net tax benefit of $1.1 million, in the second quarter of 2004.

Land drilling operations have historically been included in our contract drilling segment operating results. The following table lists the contribution of our land rig fleet to our consolidated operating results for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Revenues	$—	$27.2	$43.9	$81.1
Expenses (income):
Direct operating expenses	1.0	18.6	27.9	55.9
Depreciation	—	4.1	4.0	11.7
Exit costs	0.8	—	7.0	—
Gain on sale of assets	—	—	(112.0)	—

	(1.8)	4.5	117.0	13.5
Provision for income taxes, including a net tax benefit of $1.1 related to the gain on sale of assets	0.4	1.8	4.6	2.7

Income from discontinued operations, net of tax effect	$(2.2)	$2.7	$112.4	$10.8

EXIT COSTS

In connection with the sale of our land drilling fleet, we implemented an exit plan that included the closing of four area offices in Kuwait, Oman, Saudi Arabia and Venezuela, and the separation of approximately 1,400 employees. These employees were primarily rig personnel and related shorebase and area office personnel. These activities are considered to be substantially complete as of September 30, 2004.

Estimated costs associated with this exit plan were recorded as a pretax charge in the second quarter of 2004. These accrued costs, changes in estimated costs and payments related to these exit activities for the period from May 21, 2004, to September 30, 2004, are summarized as follows:

	Employee Severance Costs	Office Closures	Other	Total
	(In millions)
Accrued exit costs	$4.3	$0.5	$1.4	$6.2
Changes in estimated costs	0.8	—	—	0.8
Payments	(5.1)	(0.4)	(1.0)	(6.5)

Liability at 09/30/04	$—	$0.1	$0.4	$0.5

Operating Results

SUMMARY

Data relating to our continuing operations by business segment follows (dollars in millions):

	Three Months Ended September 30,		Increase / (Decrease)	Nine Months Ended September 30,		Increase / (Decrease)
	2004	2003		2004	2003
Revenues :
Contract drilling (1)	$313.5	$297.4	5%	$860.6	$961.1	(10)%
Drilling management services	157.7	128.8	22%	370.3	355.4	4%
Oil and gas	7.4	5.5	35%	17.8	16.9	5%
Less: Intersegment revenues	(15.3)	(0.8)	1,813%	(23.3)	(6.0)	288%

	$463.3	$430.9	8%	$1,225.4	$1,327.4	(8)%

Operating income:
Contract drilling (1)	$43.5	$24.3	79%	$62.1	$116.5	(47)%
Drilling management services	(6.9)	5.5	(225)%	4.9	11.4	(57)%
Oil and gas	4.2	3.1	35%	9.7	10.5	(8)%
Gain on involuntary conversion of long-lived asset	24.0	—	N/A	24.0	—	N/A
Gain on sale of assets	25.6	—	N/A	28.3	—	N/A
Impairment loss	—	—	N/A	(1.2)	—	N/A
Restructuring costs	—	—	N/A	—	(2.9)	(100)%
Corporate expenses	(15.0)	(12.8)	17%	(46.6)	(39.9)	17%

	$75.4	$20.1	275%	$81.2	$95.6	(15)%

(1)	Contract drilling results for both periods presented exclude operating results from land drilling operations, which are included in “discontinued operations” in the Condensed Consolidated Statements of Inome.

Operating income increased by $55.3 million to $75.4 million in the third quarter of 2004 from $20.1 million in the third quarter of 2003, due primarily to a $24.0 million gain recorded from an insurance settlement related to the loss of the GSF Adriatic IV discussed above, and a gain of $25.6 million recorded in connection with the sale of a portion of CMI’s working interest in a development project in the North Sea. Excluding these gains, operating income increased by $5.7 million from the comparable prior year quarter. This increase was due primarily to higher utilization and dayrates for the drilling fleet, lower contract drilling operating expenses and depreciation, and higher oil volumes produced, offset in part by lower turnkey drilling performance and an increase in deferred turnkey profits.

Operating income for the nine months ended September 30, 2004, decreased by $14.4 million, to $81.2 from $95.6 million for the comparable period in 2003, due primarily to lower dayrates and utilization for the drilling fleet, lower turnkey operating performance and higher management bonus accruals, offset in part by the gains discussed above. Operating income for the nine months ended September 30, 2003, includes $2.9 million of restructuring costs related to the closure of Global Marine Inc.’s former Houston, Texas office.

Our contract drilling backlog from our continuing operations at September 30, 2004, totaled approximately $1.5 billion, of which approximately $273 million is expected to be realized during the remainder of 2004. Our contract drilling backlog from our continuing operations at December 31, 2003, was $869 million.

CURRENT MARKET CONDITIONS AND TRENDS

The offshore drilling business has historically been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles are volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers and the highly competitive nature of the offshore drilling industry. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. A summary of current market conditions and trends in our areas of operations follows:

Worldwide

Market conditions continue to improve in substantially all of the world’s major offshore drilling markets. Our current market outlook for the remainder of 2004 and into 2005 is one of increasing demand, resulting in higher utilization and dayrates for our cantilevered jackups, heavy duty harsh-environment (“HDHE”) jackups and our mid-water depth semisubmersibles (designed for drilling in water depths of less than 7,500 feet). We also believe that demand will exceed supply in the ultra-deepwater floater market by the end of 2004, leading to a greater backlog and improving dayrates. Our three drillships in this market are currently committed into the third and fourth quarters of 2005, and both of our ultra-deepwater semisubmersibles currently under construction are committed to long-term contracts upon delivery from the shipyard. As market conditions improve further, we expect that a number of mid-water depth semisubmersibles and jackups ofthat are currently “cold-stacked” (i.e. minimally crewed with little or no scheduled maintenance being performed) will reenter the market. We do not currently anticipate that this potential increase in the number of active units will have a significant adverse effect on dayrates in the near future.

U.S. Gulf of Mexico

In addition to the three ultra-deepwater drillships discussed below under “Ultra-deepwater market,” we currently operate eight cantilevered jackups and one mid-water depth semisubmersible in the U.S. Gulf of Mexico. The overall jackup market continues to improve as rigs mobilize to other markets to pursue longer-term or higher dayrate contracts. As a result, average dayrates for jackups have increased quarter to quarter during 2004, and we believe dayrates will continue to increase as demand for jackups in this market comes into balance with the remaining supply. Industry utilization of active rigs (rigs currently marketed by contractors) for all U.S. Gulf of Mexico jackups reached a year-to-date high of 97% in October 2004. As utilization of active rigs has improved, several previously cold-stacked lower-specification rigs have reentered the market, but to date, these additional units have had no significant adverse impact on dayrates.

The industry fleet of active mid-water depth semisubmersibles is currently fully utilized, which has resulted in significant increases in dayrates. Although these increases in dayrates may result in additional stacked rigs reentering the market, we do not anticipate any adverse impact on dayrates in the near term as demand for these units is expected to absorb the additional supply. We expect the mid-water depth semisubmersible market to remain strong through the first half of 2005.

Ultra-deepwater market

In the ultra-deepwater market, we have observed a significant increase in dayrates as the number of projects requiring rigs with the technical specifications common to rigs capable of drilling in 7,500 feet of water or greater continues to increase and operators have been securing rigs for long-term development projects. Assuming the sanction of announced projects, and given existing contractual commitments, we currently expect the demand for ultra-deepwater rigs to exceed the available supply of units by the end of 2004 and into the first half of 2005. As a consequence, we believe the equipment in this asset class will be fully utilized through the end of 2005. Our three drillships in this market are currently committed into the third and fourth quarters of 2005.

Currently, we also have two ultra-deepwater semisubmersibles under construction. Following repairs made necessary due to the recent structural failure of the derrick (as discussed in “Liquidity and Capital Resources – Investing and Financing Activities”), the GSF Development Driller I is scheduled for delivery in the first quarter of 2005, after which it will mobilize to the U.S. Gulf of Mexico for a two-year contract beginning in the second quarter of 2005. The second rig, the GSF Development Driller II, is also scheduled for delivery in the first quarter of 2005, after which it will also mobilize to the U.S. Gulf of Mexico for a three-year contract.

North Sea

Our North Sea fleet currently includes three active mid-water depth semisubmersibles, one cold-stacked mid-water depth semisubmersible, four cantilevered HDHE jackups, and two cantilevered jackups.

Dayrates for active semisubmersibles continue to improve as their number has remained relatively constant and utilization of the industry’s active fleet has approached 100%. Although three competitor cold-stacked semisubmersibles are expected to reenter the market, there has not been an adverse effect on dayrates to date. Currently, we expect the level of demand for semisubmersibles to remain stable during the winter months, with a slight increase in the spring of 2005. Seven additional mid-water depth semisubmersibles, however, remain cold-stacked in this region, which will likely limit the level to which dayrates can increase before the number of active rigs increases. We expect our three active semisubmersibles to continue to be employed throughout the winter season.

The market for HDHE jackup rigs in the North Sea remains strong, with a gradual increase in demand expected in 2005. Our HDHE jackup fleet, with the exception of the GSF Galaxy I, is currently committed through the majority of 2005.

Although we have recently seen a slight increase in the number of inquiries in the market for standard specification jackup rigs, this sector of the market remains somewhat soft and we do not anticipate any significant improvements in dayrates until the spring of 2005. Our cantilevered jackup rigs in this market are currently committed through the first quarter of 2005.

West Africa

We currently operate nine cantilevered jackups and two mid-water depth semisubmersibles in the West Africa market. Industry utilization in the West Africa jackup market has continued to increase due to the continued mobilization of rigs to other markets. Current industry jackup utilization in this market is approximately 95%, and there are no cold-stacked jackups in this region. As a result, we expect dayrates to increase in the West African market for rigs committed in the fourth quarter of 2004 and the first quarter of 2005. Two of our cantilevered jackups in this market are currently committed to long-term contracts. The GSF Adriatic V jackup began a 2 1/2-year contract in Angola in October, and the GSF Adriatic II jackup is en route to Angola for a 2 1/2-year contract beginning in November 2004. The market for mid-water semisubmersibles in this area, however, remains soft and we expect little improvement in utilization and dayrates in the near future.

Southeast Asia

We currently operate seven cantilevered jackups in the Southeast Asia market. Although there has been a net increase in rigs in the region, dayrates continue to increase as demand remains at a high level. During the third quarter of 2004, we mobilized the GSF Adriatic XI jackup from the North Sea to this market and this rig is currently under contract into the first quarter of 2005.

Middle East & Mediterranean

We currently operate ten jackups in the Middle East and Mediterranean markets, consisting of three in the Egyptian Mediterranean, three in the Gulf of Suez, and four in the Arabian Gulf. We mobilized the GSF Adriatic X from the U.S. Gulf of Mexico to Egypt in October 2004 to replace the GSF Adriatic IV which encountered well control problems, caught fire and sank in August 2004. The GSF Adriatic X is operating under a one-year contract. We expect the Mediterranean jackup market to remain balanced throughout the remainder of 2004 and anticipate additional demand developing in 2005.

We also continue to see strong demand for jackups in the Arabian Gulf, where three of our four jackups are under long-term contract in Qatar into 2006. Due to increasing demand in Qatar, we elected to mobilize the GSF High Island IX jackup to this market from West Africa. We have secured work for this rig as an accommodation unit, which will provide a positive cash flow until we are able to obtain an attractive drilling contract.

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

South America

We currently operate three jackups offshore Trinidad, including the GSF Constellation I, which commenced its long-term contract in August 2004. Although this market remains balanced, there are a limited number of drilling programs currently available. We expect little additional demand to develop in this market through the first half of 2005.

The semisubmersible GSF Arctic I is currently operating under a multi-well contract offshore Venezuela, which extends into the second quarter of 2005, and the jackup GSF Constellation II is currently operating under a multi-well contract offshore Argentina through the second quarter of 2005.

Other

The jackup GSF Galaxy II and the semisubmersible GSF Grand Banks are currently under contract off the coast of northeast Canada through the second quarter of 2005. We expect this market to remain stable for the foreseeable future.

CONTRACT DRILLING OPERATIONS

Contract drilling results in the following discussion exclude operating results from land drilling operations for all periods presented. Data with respect to our continuing contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2004	2003		2004	2003
Contract drilling revenues by area: (l)
U.S. Gulf of Mexico	$62.5	$67.8	(8)%	$196.0	$224.3	(13)%
North Sea	65.2	63.7	2%	150.9	204.5	(26)%
West Africa	46.3	59.9	(23)%	154.5	191.5	(19)%
Southeast Asia	36.5	36.0	1%	112.1	109.9	2%
Middle East	24.9	20.7	20%	65.1	61.5	6%
Mediterranean	13.5	12.0	13%	46.0	39.4	17%
South America	33.9	2.2	1,441%	59.8	14.4	315%
Other	30.7	35.1	(13)%	76.2	115.6	(34)%

	$313.5	$297.4	5%	$860.6	$961.1	(10)%

Average rig utilization by area:
U.S. Gulf of Mexico	92%	94%	(2)%	93%	94%	(1)%
North Sea	90%	74%	21%	71%	73%	(3)%
West Africa	74%	68%	9%	82%	82%	—%
Southeast Asia	75%	82%	(9)%	84%	85%	(1)%
Middle East	95%	100%	(5)%	93%	100%	(7)%
Mediterranean	100%	70%	43%	100%	81%	23%
South America	91%	16%	468%	75%	72%	4%
Other	100%	93%	8%	82%	75%	9%

Total average rig utilization:	87%	81%		84%	84%

Average revenues per day: (2)	$65,900	$64,300		$62,400	$67,000

(1)	Includes revenue earned from affiliates.
(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of cost reimbursements, of $7.1 million and $ 23. 9 million for the three and nine months ended Sept ember 30, 2004, and $8.1 million and $34.6 million, respectively, for the three and nine months ended September 30, 2003. Average revenues per day including these reimbursed expenses would have been $67,400 and $64,000 for the three and nine months ended September 30, 2004, and $65,500 and $68,900 for the three and nine months ended September 30, 2003. The calculation of average revenues per day excludes all contract drilling revenues related to our platform rig operations.

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

Contract drilling revenues increased $16.1 million to $313.5 million for the third quarter of 2004 compared to $297.4 million for the 2003 third quarter. Higher utilization and dayrates accounted for approximately $10.5 million and $4.7 million, respectively, of this increase. The remainder of the increase was due to $1.9 million increase in other revenues, offset in part by a $1.0 million decrease in reimbursable revenues. Other revenues include rig mobilization fees and miscellaneous fees including labor, material, rental, handling and incentive bonuses. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have no effect on operating income.

The increases in utilization and dayrates were due primarily to higher dayrates and utilization in the North Sea, higher dayrates for our U.S. Gulf of Mexico jackup fleet and higher utilization for two of our jackups offshore Trinidad, the GSF Adriatic VII and the GSF Monitor, which were idle for much of the 2003 third quarter. These increases were offset in part by lower dayrates and utilization in West Africa, lower dayrates for two of our ultra-deepwater drillships, the GSF Explorer and the GSF Jack Ryan, and the exit from substantially all of our platform rig business during the fourth quarter of 2003.

The mobilization of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Rig 135	Semisubmersible	North Sea	West Africa	Jan-03
GSF Adriatic IV	Cantilevered Jackup	U.S. Gulf of Mexico	Mediterranean	Mar-03
GSF Jack Ryan	Drillship	Other (Australia)	West Africa	Aug-03
GSF Monitor	HDHE Jackup	North Sea	South America	Oct-03
GSF Jack Ryan	Drillship	West Africa	U.S. Gulf of Mexico	Jan-04
GSF Constellation I	Cantilevered Jackup	Southeast Asia	South America	May-04
GSF High Island DC	Cantilevered Jackup	West Africa	Middle East	Jun-04
GSF Constellation II	Cantilevered Jackup	Shipyard	South America	Jun-04
GSF Arctic I	Semisubmersible	U.S. Gulf of Mexico	South America	Aug-04
GSF Adriatic XI	Cantilevered Jackup	North Sea	Southeast Asia	Oct-04

Contract drilling operating expenses before intersegment eliminations for the third quarter of 2004 remained essentially flat compared to the prior year third quarter, increasing by $0.2 million to $209.5 million in the third quarter of 2004 from $209.3 million in the 2003 third quarter. The net increase was due primarily to an increase in insurance expense, along with slight increases in drydock and repairs and maintenance expenses, largely offset by a decrease in labor and mobilization expense. Insurance expense for the 2003 third quarter was reduced by the recognition of a premium rebate in the third quarter of 2003 related to our 2002-2003 policy year. The reduction in labor costs is due primarily to the exit from our platform rig operations in the fourth quarter of 2003.

Contract drilling depreciation expense for the third quarter of 2004 decreased by $3.2 million from the prior year third quarter due primarily to changes in estimates of remaining depreciable lives and salvage values of a portion of our fleet as discussed in “Critical Accounting Policies and Use of Estimates – Depreciation, Depletion and Amortization” above, offset in part by the GSF Constellation I, which was placed in service in August 2003, and upgrades on several other rigs in our fleet during 2003. The effect of these changes in estimates was a reduction to depreciation expense for the three months ended September 30, 2004, of approximately $4.6 million. We expect these changes in estimates to reduce our total contract drilling depreciation expense for 2004 by $18.3 million, based on rigs and equipment in service at December 31, 2003.

As a result of the increases in utilization and dayrates discussed above, contract drilling operating income and operating margin increased to $43.5 million and 13.9% for the third quarter of 2004 compared to $24.3 million and 8.2%, respectively, for the third quarter of 2003.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

Contract drilling revenues decreased by $100.5 million to $860.6 million for the nine months ended September 30, 2004, from $961.1 million for the same period in 2003. Lower dayrates and utilization for our drilling fleet accounted for $54.0 million and $30.1 million, respectively, of this decrease, and lower reimbursable and other revenues accounted for $10.8 million and $5.6 million, respectively, of the remainder.

The decreases in dayrates and utilization were due primarily to lower dayrates and utilization for our ultra-deepwater rigs in the U.S. Gulf of Mexico and for our West Africa drilling fleet, along with lower utilization for the GSF Galaxy II off the eastern coast of Canada, which remained idle for substantially all of the first half of 2004 before resuming operations in June 2004, and to the exit from substantially all of our platform rig business during the fourth quarter of 2003. These decreases were offset in part by increases in dayrates for the U.S. Gulf of Mexico jackup fleet and by the full-period utilization of the Glomar Grand Banks offshore Canada, which was idle for the first half of 2003.

Contract drilling operating expenses before intersegment eliminations for the nine months ended September 30, 2004, decreased by $44.4 million to $616.5 million for the nine months ended September 30, 2004, from $660.9 million in the comparable prior year period. This decrease was due primarily to lower labor costs and repairs and maintenance expenses, along with lower reimbursable expenses.

Contract drilling depreciation expense decreased by $2.4 million for the nine months ended September 30, 2004, compared to the same period in 2003. The effect of the change in estimates of remaining depreciable lives and salvage values of a portion of our fleet noted in the discussion of our quarterly results was offset in part by depreciation expense related to the GSF Constellation I, which was placed in service in August 2003, and to upgrades on several other rigs in our fleet during 2003.

Contract drilling operating income and operating margin (calculated as segment operating income divided by segment revenues) decreased to $62.1 million and 7.2%, respectively, for the nine months ended September 30, 2004, from $116.5 million and 12.1%, respectively, for the comparable period of 2003, due primarily to lower rig utilization and dayrates as discussed above.

DRILLING MANAGEMENT SERVICES

Results of operations from our drilling management services segment may be limited by certain factors, in particular our ability to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. Our ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Accordingly, results of our drilling management service operations may vary widely from quarter to quarter and from year to year. Drilling management services results are also affected by the required deferral of turnkey drilling profit related to wells in which CMI is either the operator or holds a working interest. This turnkey profit is credited to our full-cost pool of oil and gas properties and is recognized over future periods through a lower depletion rate as reserves are produced.

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

Drilling management services revenues increased by $28.9 million to $157.7 million in the third quarter of 2004 from $128.8 million in the 2003 third quarter. This increase consisted of $69.4 million attributable to an increase in turnkey projects completed, offset in part by a $32.5 million decrease in reimbursable revenues, a decrease of $7.5 million in daywork and other revenues and $0.5 million attributable to a decrease in average revenues per turnkey project. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have no effect on operating income. We completed 41 turnkey projects in the third quarter of 2004 (28 wells drilled and 13 well completions) as compared to 20 turnkey projects in the third quarter of 2003 (16 wells drilled and four well completions).

Drilling management services operating results, however, declined by $12.4 million to an operating loss of $6.9 million in the third quarter of 2004 compared to operating income of $5.5 million in the third quarter of 2003. We incurred losses totaling approximately $9.6 million, due primarily to three of our 41 projects completed during the third quarter of 2004, along with an additional $3.5 million recognized on two wells in progress at September 30, 2004, compared to a loss of $1.6 million on one of the 20 turnkey projects completed in the third quarter of 2003.

During late October and early November 2004, we encountered unforeseen difficulties on four of our turnkey projects underway at September 30, 2004, including additional difficulties encountered on one of the wells in progress discussed above. All of these wells have now been completed and we estimate that during the fourth quarter of 2004 we will recognize a combined pretax loss of approximately $2.5 million on these four projects.

Results for the third quarters of 2004 and 2003 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $1.2 million and $3.2 million for the three months ended September 30, 2004 and 2003, respectively. The effect of these revisions, however, was generally offset by the deferral of turnkey profit totaling $11.1 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively, related to wells in which CMI was either the operator or held a working interest. Deferred turnkey profits are credited to our full-cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

Drilling management services revenues increased by $14.9 million to $370.3 million for the nine months ended September 30, 2004, from $355.4 million for the same period in 2003. Approximately $62.7 million of this increase was attributable to higher average revenues per turnkey project and $29.2 million was attributable to an increase in the number of turnkey projects completed, offset in part by a $62.7 million decrease in reimbursable revenues and a $14.3 million decrease in daywork and other revenues. We completed 90 turnkey projects in the nine months ended September 30, 2004 (64 wells drilled and 26 well completions), as compared to 81 turnkey projects in the comparable period of 2003 (61 wells drilled and 20 well completions).

Drilling management services operating income and margin, however, decreased to $4.9 million and 1.3%, respectively, for the nine months ended September 30, 2004, from $11.4 million and 3.2%, respectively, in the same period in 2003, due primarily to losses totaling $13.1 million in the third quarter of 2004 as noted in the discussion of the quarterly results above. We incurred losses totaling approximately $11.8 million on seven of our 90 projects completed during the nine months ended September 30, 2004, along with the additional $3.5 million recognized on two wells in progress at September 30, 2004, noted above. We also incurred a loss of $0.9 million incurred in connection with our project management operations during the first quarter of 2004. Our turnkey operating results for the same period last year include losses totaling $7.6 million on seven of the 81 turnkey projects completed.

Results for the nine months ended September 30, 2004 and 2003, were also favorably affected by downward revisions to cost estimates of wells completed in prior periods totaling $2.1 million and $3.4 million, respectively, which were more than offset by the deferral of turnkey profit totaling $18.4 million and $6.2 million, respectively, related to wells in which CMI was either the operator or held a working interest.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $2.1 million to $13.6 million in the third quarter of 2004 from $11.5 million in the third quarter of 2003 due primarily to higher management bonus accruals and professional fees. Our management bonus accruals are based on certain targeted goals for 2004 and are subject to adjustment throughout the year as our operating results are compared with these goals. The increase in professional fees is due in part to consulting fees incurred as part of our implementation of the requirements of the Sarbanes-Oxley Act of 2002.

General and administrative expenses for the nine months ended September 30, 2004, increased by $6.0 million to $42.4 million from $36.4 million in the same period of 2003 due primarily to the higher management bonus accruals and professional fees discussed above.

OTHER INCOME AND EXPENSE

Interest expense decreased to $11.2 million and $44.3 million, respectively, for the three and nine months ended September 30, 2004, compared to $17.0 million and $50.8 million, respectively for the same periods in 2003, due primarily to the retirement of our $300 million principal amount 7 1/8% Notes due 2007 on June 30, 2004 (discussed below), along with the effects of fixed-for-floating interest rate swaps with an aggregate notional amount of $75 million entered into in May 2004 as a fair value hedge of a portion of our 5% Notes due 2013 (see Note 7 of Notes to Condensed Consolidated Financial Statements).

We capitalized $10.3 million and $31.9 million, respectively, of interest costs for the three and nine months ended September 30, 2004, compared to $7.4 million and $26.6 million, respectively, for the same periods in 2003 primarily in connection with our rig expansion program as discussed in “Liquidity and Capital Resources – Financing and Investing Activities.”

Interest income for the three and nine months ended September 30, 2004, remained essentially at the same levels as the comparable periods in 2003 as lower average cash and marketable securities balances in the 2004 periods were offset by higher rates of interest earned on those balances.

On June 30, 2004, we completed the redemption of the entire outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, for a total redemption price of $331.7 million, plus accrued and unpaid interest of $7.1 million. As a result, we recognized a pretax loss on the early retirement of debt of approximately $32.4 million, including unamortized discount and debt issue costs. Pretax interest expense related to the 7 1/8% Notes totaled $21.4 million annually.

Other expense for the nine months ended September 30, 2004, includes a loss of $3.8 million on a commodity derivative entered into in the first quarter of 2004, offset in part by realized gains on the sale of marketable securities related to one of our retirement plans. Included in other income for the nine months ended September 30, 2003, is $22.3 million awarded to us as a result of settlements of claims we filed in 1993 with the United Nations Compensation Commission (“UNCC”) for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures.

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

The effective tax rate from continuing operations for the three and nine months ended September 30, 2004, was 22.9% and 14.9%, respectively. The lower effective tax rate for the nine months ended September 30, 2004, is due primarily to the recognition of various discrete tax items, including an $11.4 million deferred tax benefit in the second quarter of 2004 from the make whole premium paid as a result of the retirement of the 7 1/8% Notes due 2007. Based on current anticipated market conditions in our areas of operations, we believe that our effective tax rate on continuing operations will be in the range of 24% to 26% for the remainder of 2004. This increase in the effective tax rate for 2004 compared to the 2003 rate discussed below is due primarily to a lower U.S. interest expense deduction in 2004 following the redemption of the 7 1/8% Notes, higher operating income in the United States as a result of improved rig markets and lower contract drilling and general and administrative expenses, the elimination of the tax benefit related to the GSF Britannia capitalized lease as a result of recent changes in U.K. tax laws and a change in the mix of income between high tax and low tax foreign jurisdictions. Based on our current estimates of taxable income for 2005, and, in particular, given our expectations of improved earnings from our foreign operations, we anticipate that our effective tax rate percentage for 2005 will be in the mid teens.

The effective tax rate from continuing operations for financial reporting purposes for the three and nine months ended September 30, 2003, was 11.4% and 10.3%, respectively. The effective income tax rate for the nine months ended September 30, 2003, was reduced by the effect of the $22.3 million UNCC settlements discussed above. Excluding these settlements, our pretax income from continuing operations would have been $82.6 million, which when divided into the tax provision from continuing operations of $10.8 million yields an effective tax rate of 13.1% for the nine months ended September 30, 2003. The effective tax rate excluding the effect of the UNCC settlements is presented because we believe that these settlements are unusual items.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of September 30, 2004, we had $747.4 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $846.8 million in cash, cash equivalents and marketable securities at December 31, 2003, and an additional $70.0 million of marketable securities with remaining maturity dates in excess of one year at December 31, 2003, all of which were unrestricted. Cash generated from operating activities totaled $116.1 million and $247.6 million for the nine months ended September 30, 2004 and 2003, respectively.

On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million, in an all cash transaction.

In August 2004, the jackup GSF Adriatic IV encountered well control problems, caught fire and sank while drilling in the Mediterranean Sea off the coast of Egypt. We received insurance proceeds totaling $40.0 million in connection with this loss in the third quarter of 2004.

In September 2004, CMI completed the sale of a portion of its interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million in connection with this sale. CMI retains an eight percent working interest in this project.

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

USES OF CASH AND CASH EQUIVALENTS

In August 2004, we made a discretionary contribution to our U.S. qualified pension plan totaling $50.0 million.

INVESTING AND FINANCING ACTIVITIES

We currently have contracts with PPL Shipyard PTE, Ltd. of Singapore (“PPL”) for construction of two ultra-deepwater semisubmersibles, the GSF Development Driller I and the GSF Development Driller II. Contractual obligations in connection with the two ultra-deepwater semisubmersibles, excluding capitalized interest, capital spares, startup expenses and mobilization costs, are expected to total approximately $587 million. The $587 million total includes $7.6 million to be paid in connection with the shipyard claim discussed below. Of the $587 million, $566 million had been incurred as of September 30, 2004. Startup costs, customer-required modifications, capital spares and mobilization costs for these two rigs, excluding any additional costs that may be incurred as a result of the derrick failure and the shipyard claims discussed below, are expected to total approximately $87 million. We also expect to capitalize a total of $88 million of interest in connection with these rigs. In March 2004, we took delivery of the GSF Constellation II, our second of two high-performance jackups ordered from PPL. Construction costs for this jackup totaled approximately $131 million, excluding an estimated $20 million of capitalized interest, capital spares, startup expenses and mobilization costs.

As we previously reported, the ultra-deepwater semisubmersible, GSF Development Driller I, suffered a failure of a portion of its derrick while undergoing testing in May 2004. The investigation into the cause of the loss indicates a design defect in the derrick, which is identical to the derrick installed aboard the GSF Development Driller II. Both derricks will require modifications. We currently expect that the delivery of the GSF Development Driller I will be delayed until the first quarter of 2005. The GSF Development Driller II, however, is expected to remain on its current schedule with delivery in the first quarter of 2005. We expect that the costs for repair of the derrick and damaged equipment will be borne by the equipment supplier.

In July 2004, PPL presented us with a claim for additional costs in respect of the construction of the GSF Development Driller I. The claim totals approximately $32 million, with approximately $10 million of that amount attributable to change order claims. The balance of the claim alleges delay and disruption to the construction schedule caused by us, resulting in loss of productivity and additional costs to the shipyard. In September 2004, PPL presented a claim for additional costs in respect of the construction of the GSF Development Driller II. That claim totals approximately $33 million, and is comprised of approximately $23 million for delay and disruption to the construction schedule allegedly caused by us and for the cost of additional labor employed to meet the revised delivery schedule, with the balance for change order claims advanced by the shipyard. We have agreed to pay $7.6 million, which will be included in the capitalized cost of the rig, for additional labor costs concerning the GSF Development Driller II. The balance of the claims for both rigs, most of which are disputed as to liability and all of which are disputed as to amount, are currently being negotiated with the shipyard. Any additional amounts paid as a result of these claims will be included in the capitalized cost of the rigs.

We expect to fund all construction and startup costs of these rigs from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

BP America Production Company (“BP”) has awarded a three-year contract to the GSF Development Driller II for BP’s Atlantis project in the U.S. Gulf of Mexico. The estimated 20-well project has a total contract value of approximately $200 million, and is expected to commence on July 1, 2005. BHP Billiton Petroleum (Americas) Inc. (“BHP”) has awarded a two-year contract to the GSF Development Driller I for BHP’s project in the U.S. Gulf of Mexico. The multi-well exploration and development program is expected to commence in April 2005 and has a total contract value of $157 million.

In September 2004, CMI completed the sale of a portion of its working interest in a development project in the North Sea (see Note 1). As a result, CMI now holds an eight percent working interest in this project. CMI’s remaining portion of the development costs of this project is now expected to total approximately £0.3 million ($0.5 million).

In the first quarter of 2004, we purchased a new enterprise resource management software system from SAP America, Inc. (“SAP”) that will be integrated into our domestic and international operations. Costs related to the purchase and implementation of this system are expected to total $25.7 million, of which $10.3 million has been incurred as of September 30, 2004, and an additional $3.1 million is expected to be incurred in the fourth quarter of 2004.

Total capital expenditures for 2004 are currently estimated to be approximately $456 million, including $173 million in connection with the construction of the two remaining newbuild marine rigs, including startup costs, customer-required modifications, capital spares and mobilization costs, $24 million in connection with the construction of the GSF Constellation II, $136 million for major upgrades to the marine fleet, $49 million for other purchases and replacements of capital equipment, $41 million for capitalized interest, $13 million (net of intersegment eliminations) for oil and gas operations and $20 million for other capital expenditures.

On June 30, 2004, we completed the redemption of the entire outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, for a total redemption price of $331.7 million, plus accrued and unpaid interest of $7.1 million. We funded the redemption price from our existing cash, cash equivalents and marketable securities balances.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 17.4% at September 30, 2004, compared to 22.3% at December 31, 2003. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.8 million at both September 30, 2004, and December 31, 2003.

FUTURE CASH REQUIREMENTS

At September 30, 2004, we had total long-term debt and capital lease obligations, including the current portion of our long-term debt and capital lease obligations, of $944.0 million and shareholders’ equity of $4,474.5 million. Long-term debt, including current maturities, consisted of $347.7 million (net of discount) Zero Coupon Convertible Debentures due 2020; $297.0 million (net of discount) 7% Notes due 2028; $258.4 (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $40.9 million. We were in compliance with our debt covenants at September 30, 2004.

Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. Annual interest on the 5% Notes is $12.5 million, payable semiannually each February and August. No principal payments are due under the 7% Notes or the 5% Notes until the maturity date.

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

The Zero Coupon Convertible Debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. We have the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe Ordinary Shares (4,875,062 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require us to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. Since the holders of these debentures have the right to require us to repurchase these debentures as early as June 23, 2005, we have reclassified these debentures to current maturities as of September 30, 2004. While we may pay the repurchase price with either cash or stock or a combination thereof, we do not anticipate using stock to satisfy any such future purchase obligation.

In August 2002, our Board of Directors authorized us to repurchase up to $150 million of our ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the nine months ended September 30, 2004. At September 30, 2004, $98.6 million of this authorized amount remained available for future purchases.

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

In May 2004, we entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $75 million, effective May 2004 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013. Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.27% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. We have designated these swaps as fair-value hedges of the 5% Notes. We had previously entered into similar interest rate swaps with an aggregate notional amount of $100 million related to our 5% Notes in 2003. As of September 30, 2004, we had fixed-for-floating interest rate swaps with a total notional amount of $175 million related to our 5% Notes. The total estimated aggregate fair value of these swaps at September 30, 2004, was an asset of $8.9 million.

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

Item 4. Controls and Procedures

(a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we identified certain internal controls as to which senior management believes improvements are appropriate. Our review continues, but to date we have not identified any material weaknesses in our internal controls, as defined by the Public Company Accounting Oversight Board. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts. These improvements include the purchase, implementation and testing of a new insurance claims reserve software program. Other than this software change, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August 2004, certain of our subsidiaries were named as defendants in three lawsuits filed in the Circuit Court of Jones County, Mississippi, alleging that certain individuals aboard our offshore drilling rigs had been exposed to asbestos. Certain of our subsidiaries have been named as defendants in two other lawsuits pending in Jones County, Mississippi, but have not been served in either of those lawsuits. These five lawsuits are part of a group of twenty-three lawsuits filed on behalf of approximately 800 plaintiffs against a large number of defendants, most of whom are not affiliated with the Company. Our subsidiaries have not been named as defendants in any of the other eighteen lawsuits. The lawsuits assert claims based on theories of unseaworthiness, negligence, strict liability and our subsidiaries’ status as Jones Act employers; and seek unspecified compensatory and punitive damages. In general, the defendants are alleged to have manufactured, distributed or utilized products containing asbestos. In the case of our named subsidiaries and that of several other offshore drilling companies named as defendants, the lawsuits allege those defendants allowed such products to be utilized aboard offshore drilling rigs. We have not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos aboard our rigs, whether they were employees nor their period of employment, the period of their alleged exposure to asbestos, nor their medical condition. Accordingly, we are unable to estimate our potential exposure to these lawsuits. We historically have maintained insurance which we believe will be available to address any liability arising from these claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

Item 5. Other Information

On August 27, 2004, Mr. Robert E. Rose, Chairman of the Board and a director of the Company, adopted a written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934. The plan provides for the sale of certain shares of Company stock owned by Mr. Rose and for the exercise of specified stock options granted to Mr. Rose by the Company and the sale of underlying Company shares in “cashless” exercise transactions, all at specified per share market price targets.

Item 6. Exhibits

(a)	Exhibits

12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

15.1	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION
(Registrant)

Dated: November 5, 2004	/s/ W. Matt Ralls
W. Matt Ralls
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
Officer of the Registrant)