Form 10-K
period 2004-12-31
GLOBALSANTAFE CORP
filed 2005-03-03
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2004 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $5.0 billion (the executive officers and directors of the registrant and Kuwait Petroleum Corporation and its affiliates are considered affiliates for purposes of this calculation).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Ordinary Shares, $.01 par value, 238,773,732 shares outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2005 Annual General Meeting of Shareholders are incorporated into Part III of this Report.

We make available on our website, free of charge, at www.globalsantafe.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. The information contained in our website does not constitute a part of this Annual Report.

EARNINGS CONFERENCE CALL

On Thursday, May 5, 2005, we are scheduled to release our first quarter 2005 financial results before trading opens on the New York Stock Exchange. On May 5, 2005, at 10:00 a.m. Central Time (11:00 a.m. Eastern Time), we are scheduled to hold an earnings conference call to discuss the results.

Interested parties may participate in the conference by calling (719) 457-2679, confirmation code 895493. The call is also available through our website at www.globalsantafe.com. We recommend that listeners connect to the website prior to the conference call to ensure adequate time for any software download that may be needed to hear the webcast. Replays will be available starting at 1:00 p.m. Central Time (2:00 p.m. Eastern Time) on the day of the conference call by webcast on our website or by telephoning (719) 457-0820, confirmation code 895493. Both services will discontinue replays at 7:00 p.m. Central Time on May 12, 2005.

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

Our forward-looking statements include statements about the following subjects:

•	our possible or assumed results of operations;

•	our funding and financing plans;

•	the dates drilling rigs will become available following completion of current contracts;

•	the date our rig that is under construction is expected to be delivered;

•	our expectation that costs for the repair of the derrick and damaged equipment for our ultra-deepwater semisubmersibles will be borne by the equipment supplier;

•	the expected costs of our rig under construction and recently constructed rigs;

•	projected cash outlays, the timing of such outlays and expected sources of funding in connection with the recently constructed rigs and rig that is under construction;

•	our contract drilling and drilling management services revenue backlogs and the amounts expected to be realized in 2005;

•	our estimate of undiscounted future cash flows relating to the determination of impairment of rigs and drilling equipment;

•	the expected outcomes of legal and administrative proceedings, their materiality, potential insurance coverage and their expected effects on our financial position and results of operations;

•	the assumptions as to risk-free interest rates, stock volatility, dividend yield and expected lives of awards used to estimate the fair value of stock-based compensation awards;

•	the return assumptions developed by our consultants in determining expected long-term rate of return on pension plan assets assumption;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work and dayrates in those markets;

•	our expectations regarding equipment supply and demand in various geographic markets;

•	our expectations regarding the impact of new rigs under construction;

•	estimated costs in 2004 for drilling management services;

•	our use of critical accounting estimates and the assumptions and estimates made by management during the preparation of our financial statements;

•	the fact that the we do not anticipate using stock to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures;

•	our estimated capital expenditures in 2005;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs, with existing cash, cash equivalents, marketable securities and future cash flows from operations;

•	our ability to service indebtedness;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures, total lease obligations, construction and development expenses, and debt service, from our existing cash, cash equivalents and marketable securities balances and future cash flow from operations;

•	our expectation that, if required, any additional payments made under certain fully defeased financing leases would not be material to our financial position or results of operations in any given year;

•	our belief that our exposure to interest rate fluctuations as a result of fixed-for-floating interest rate swaps is not material to our financial position, results of operations or cash flows;

•	our belief that credit risk in our commercial paper, U.S. Treasury Notes, money-market funds and Eurodollar time deposits with a variety of financial institutions with strong credit ratings is minimal;

•	the costs, adequacy and availability of insurance; and

•	any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to:

•	higher than anticipated accruals for performance-based compensation due to better than anticipated performance, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase G&A expenses;

•	a material or extended decline in expenditures by the oil and gas industry, which is significantly affected by indications and expectations regarding the level and volatility of oil and natural gas prices, which in turn are affected by such things as political, economic and weather conditions affecting or potentially affecting regional or worldwide demand for oil and natural gas, actions or anticipated actions by OPEC, inventory level, deliverability constraints, and futures market activity;

•	if a competitor succeeds in enjoining us from using our dual drilling activity structure and method;

•	the extent to which customers and potential customers continue to pursue ultra-deepwater drilling;

•	the extent to which we are required to idle rigs or to enter into lower dayrate contracts in response to future market conditions;

•	exploration success or lack of exploration success by our customers and potential customers;

•	our ability to enter into and the terms of future drilling contracts;

•	our ability to win bids for turnkey drilling operations;

•	rig availability and our ability to hire suitable rigs at acceptable rates;

•	the availability of qualified personnel;

•	the availability of adequate insurance at a reasonable cost;

•	the occurrence of an uninsured or unidentified event;

•	the risks of failing to complete a well or wells under turnkey contracts;

•	other risks inherent in turnkey contracts;

•	our failure to retain the business of one or more significant customers;

•	the termination or renegotiation of contracts by customers;

•	the operating hazards inherent in drilling for oil and natural gas;

•	the risks of international operations and compliance with foreign laws;

•	political and other uncertainties inherent in non-U.S. operations, including exchange and currency fluctuations and the limitations on the ability to repatriate income or capital to the U.S.;

•	compliance with or breach of environmental laws;

•	proposed United States tax law changes or other changes in the tax laws or regulations of the U.S. or another country or changes in tax treaties;

•	limitations on our ability to use our U.S. tax net operating loss carryforwards;

•	changes in employee demographics that impact the estimated remaining service lives of the active participants in our pension plans;

•	the impact of governmental laws and regulations and the uncertainties involved in their administration, particularly in some foreign jurisdictions;

•	the highly competitive and cyclical nature of our business, with periods of low demand and excess rig availability;

•	the level of construction of new rigs;

•	the outbreak of war, other armed conflicts or terrorist attacks;

•	the effect of SARS or other public health threats on our international operations;

•	political or social disruptions that limit oil and/or gas production;

•	the actions of our competitors in the oil and gas drilling industry, which could significantly influence rig dayrates and utilization;

•	delays or cost overruns in our construction project caused by such things as shortages of materials or skilled labor, unforeseen engineering problems, unanticipated actual or purported change orders, work stoppages, shipyard financial or operating difficulties, adverse weather conditions or natural disasters, unanticipated cost increases, and the inability to obtain requisite permits or approvals;

•	the unforeseen startup problems inherent in commencing operations with any new rig, including such things as engineering, permitting, crewing and equipment problems

•	the occurrence or nonoccurrence of anticipated changes in our revenue mix between domestic and international drilling markets due to changes in our customers’ oil and gas drilling plans, which can be the result of such things as changes in regional or worldwide economic conditions and fluctuations in the prices of oil and natural gas, which in turn could change or stabilize effective tax rates;

•	the vagaries of the legislative process due to the unpredictable nature of politics and national and world events, among other things;

•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

•	changes in oil and natural gas drilling technology or in our competitors’ drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

•	the adequacy of sources of liquidity;

•	the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

•	the uncertainties inherent in dealing with financial and other third-party institutions that could have internal weaknesses unknown to us;

•	changes in accepted interpretations of accounting guidelines and other accounting pronouncements;

•	the effects and uncertainties of legal and administrative proceedings and other contingencies; and

•	such other factors as may be discussed in this report in the “Risk Factors” section under Items 1 and 2 and elsewhere, and in our other reports filed with the U.S. Securities and Exchange Commission.

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

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating a fleet of 60 marine drilling rigs, including the ultra-deepwater semisubmersible GSF Development Driller II, which was delivered in February 2005. As of February 28, 2005, our fleet included 45 cantilevered jackup rigs, 10 semisubmersibles and three drillships. We currently have an additional ultra-deepwater semisubmersible under construction, and we also operate two semisubmersible rigs for third parties under a joint venture agreement (see “Joint Venture, Agency and Sponsorship Relationships and Other Investments”).

We provide oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities. Business segment and geographic information is set forth in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We are a Cayman Islands company, with our executive offices in Houston, Texas.

On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million in an all-cash transaction. Our land drilling fleet consisted of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt and three in Oman. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results—Sale of Land Drilling Fleet (Discontinued Operations).”

Unless the context otherwise requires, the terms “we,” “us” and “our” refer to GlobalSantaFe Corporation and its consolidated subsidiaries. Substantially all of our businesses are conducted by subsidiaries of GlobalSantaFe Corporation.

MERGER OF SANTA FE INTERNATIONAL CORPORATION AND GLOBAL MARINE INC.

On November 20, 2001, Santa Fe International Corporation (“Santa Fe International”) and Global Marine Inc. (“Global Marine”) consummated their business combination with the merger (the “Merger”) of an indirect wholly owned subsidiary of Santa Fe International with and into Global Marine, with Global Marine surviving the Merger as a wholly owned subsidiary of Santa Fe International. In connection with the Merger, Santa Fe International was renamed GlobalSantaFe Corporation. The Merger was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States of America. As the stockholders of Global Marine owned slightly over 50% of GlobalSantaFe Corporation after the Merger and filled the majority of senior management positions, Global Marine was considered the acquiring entity for accounting purposes.

CONTRACT DRILLING

Substantially all of our domestic offshore contract drilling operations are conducted by GlobalSantaFe Drilling Company, a wholly owned subsidiary headquartered in Houston, Texas. International offshore contract drilling operations are conducted by a number of our subsidiaries and joint venture companies with operations in 21 countries throughout the world.

Rig Fleet. We own or operate a modern, diversified fleet of 60 mobile offshore drilling rigs as of February 28, 2005, including six cantilevered heavy-duty harsh environment (“HDHE”) jackups, 39 cantilevered jackups, 10 semisubmersibles, including one ultra-deepwater semisubmersible, and three ultra-deepwater, dynamically positioned drillships, and we also operate two semisubmersible rigs for third parties under a joint venture agreement. All of our owned rigs, with the exception of the GSF Britannia jackup, were placed into service in 1974 or later, and, as of February 28, 2005, the average age of the rigs in our fleet was approximately 20 years.

Our fleet is deployed in major offshore oil and gas operating areas worldwide. The principal areas in which the fleet is currently deployed are the U.S. Gulf of Mexico, the North Sea, West Africa, Southeast Asia, the Middle East, the Mediterranean Sea, South America and eastern Canada.

The following table lists the rigs in our drilling fleet as of February 28, 2005, indicating the year each rig was placed in service, each rig’s maximum water and drilling depth capabilities, current location, customer, and the date each rig is estimated to become available.

RIG FLEET

Status as of February 28, 2005

	YEAR PLACED IN SERVICE	MAXIMUM WATER DEPTH CAPABILITY (1)	DRILLING DEPTH CAPABILITY	LOCATION	CURRENT CUSTOMER	ESTIMATED AVAILABILITY(2)
Heavy-Duty Harsh Environment Jackups
GSF Galaxy I	1991	400 ft.	30,000 ft.	North Sea	—	Available
GSF Galaxy II	1998	400 ft.	30,000 ft.	Eastern Canada	ExxonMobil	06/05
GSF Galaxy III	1999	400 ft.	30,000 ft.	North Sea	Apache	05/05
GSF Magellan	1992	350 ft.	30,000 ft.	North Sea	Total Nederlands	03/06
GSF Monitor	1989	350 ft.	30,000 ft.	Trinidad & Tobago	BP	01/06
GSF Monarch	1988	350 ft.	30,000 ft.	North Sea	Shell	03/07

Cantilevered Jackups
GSF Constellation I	2003	400 ft.	30,000 ft.	Trinidad & Tobago	BP	08/07
GSF Constellation II	2004	400 ft.	30,000 ft.	Argentina	Total	07/05
GSF Baltic	1983	375 ft.	25,000 ft.	West Africa	Total	10/05
GSF Adriatic II	1981	350 ft.	25,000 ft.	West Africa	ChevronTexaco	05/07
GSF Adriatic III	1982	350 ft.	25,000 ft.	U.S. Gulf of Mexico	Stone Energy	04/05
GSF Adriatic VII	1983	350 ft.	20,000 ft.	Trinidad and Tobago	—	Available
GSF Adriatic IX	1981	350 ft.	20,000 ft.	West Africa	Total	09/05
GSF Adriatic X	1982	350 ft.	25,000 ft.	Mediterranean Sea	IEOC/Agip/ENI	11/05
GSF Key Manhattan	1980	350 ft.	25,000 ft.	Mediterranean Sea	Petrobel	07/06
GSF Key Singapore	1982	350 ft.	25,000 ft.	Mediterranean Sea	BP/Gupco	05/05
GSF Adriatic VI	1981	328 ft.	20,000 ft.	West Africa	Marathon	03/05
GSF Adriatic VIII	1983	328 ft.	25,000 ft.	West Africa	ExxonMobil	03/06
GSF Adriatic I	1981	300 ft.	25,000 ft.	West Africa	Chevron Texaco	01/06
GSF Adriatic V	1979	300 ft.	20,000 ft.	West Africa	Chevron Texaco	03/07
GSF Adriatic XI	1983	300 ft.	25,000 ft.	Southeast Asia	Cuulong JOC	03/06
GSF Compact Driller	1993	300 ft.	25,000 ft.	Southeast Asia	ChevronTexaco	10/07
GSF Galveston Key	1978	300 ft.	25,000 ft.	Southeast Asia	Cuulong JOC	10/05
GSF Key Gibraltar	1976	300 ft.	25,000 ft.	Southeast Asia	CTX Thailand	10/05
GSF Key Hawaii	1983	300 ft.	25,000 ft.	Middle East	Dolphin Energy	11/06
GSF Labrador	1983	300 ft.	25,000 ft.	North Sea	Maersk	05/05
GSF Main Pass I	1982	300 ft.	25,000 ft.	U.S. Gulf of Mexico	Chevron Texaco	05/05
GSF Main Pass IV	1982	300 ft.	25,000 ft.	U.S. Gulf of Mexico	Tana	03/05
GSF Parameswara	1993	300 ft.	25,000 ft.	Southeast Asia	Total	12/05
GSF Rig 134	1982	300 ft.	20,000 ft.	Southeast Asia	EMEPMI	10/05
GSF Rig 136	1982	300 ft.	25,000 ft.	Southeast Asia	Total	11/05
GSF High Island II	1979	270 ft.	20,000 ft.	U.S. Gulf of Mexico	ChevronTexaco	01/06
GSF High Island IV	1980	270 ft.	20,000 ft.	U.S. Gulf of Mexico	Nexen	03/05
GSF High Island V	1981	270 ft.	20,000 ft.	West Africa	Perenco	09/05

	YEAR PLACED IN SERVICE	MAXIMUM WATER DEPTH CAPABILITY (1)	DRILLING DEPTH CAPABILITY	LOCATION	CURRENT CUSTOMER	ESTIMATED AVAILABILITY(2)
GSF High Island I	1979	250 ft.	20,000 ft.	U.S. Gulf of Mexico	Houston Exploration	03/05
GSF High Island III	1980	250 ft.	20,000 ft.	U.S. Gulf of Mexico	ChevronTexaco	05/05
GSF High Island VII	1982	250 ft.	20,000 ft.	West Africa	Shipyard	04/05
GSF High Island VIII	1982	250 ft.	20,000 ft.	U.S. Gulf of Mexico	Unocal	03/05
GSF High Island IX	1983	250 ft.	20,000 ft.	Middle East	L & T	04/05
GSF Rig 103	1974	250 ft.	20,000 ft.	Middle East	Occidental	10/06
GSF Rig 105	1975	250 ft.	20,000 ft.	Middle East	Petrobel	06/05
GSF Rig 124	1980	250 ft.	20,000 ft.	Middle East	Zeitco/Devon	07/05
GSF Rig 127	1981	250 ft.	20,000 ft.	Middle East	Occidental	06/06
GSF Rig 141	1982	250 ft.	20,000 ft.	Middle East	Suco	05/05
GSF Britannia	1968	230 ft.	20,000 ft.	North Sea	Shell	03/07

Semisubmersibles
GSF Development Driller II	2005	7,500 ft.	37,500 ft.	Southeast Asia	BP America	07/08
GSF Celtic Sea	1998	5,750 ft.	25,000 ft.	U.S. Gulf of Mexico	Nexen	09/05
GSF Arctic I	1983	3,400 ft.	25,000 ft.	Venezuela	ChevronTexaco	05/05
GSF Rig 135	1983	2,800 ft.	25,000 ft.	West Africa	ExxonMobil	09/05
GSF Rig 140	1983	2,400 ft.	25,000 ft.	North Sea	ADTI/Lundin	12/05
GSF Aleutian Key	1976	2,300 ft.	25,000 ft.	West Africa	Total Congo	03/05
GSF Arctic III	1984	1,800 ft.	25,000 ft.	North Sea	ExxonMobil	04/05
GSF Arctic IV	1983	1,500 ft.	25,000 ft.	North Sea	PetroCanada	01/06
GSF Grand Banks	1984	1,500 ft.	25,000 ft.	Eastern Canada	Husky	01/06
GSF Arctic II	1982	1,200 ft.	25,000 ft.	North Sea	—	Cold-stacked

Drillships
GSF C.R. Luigs	2000	10,000 ft.	35,000 ft.	U.S. Gulf of Mexico	BHP	09/06
GSF Jack Ryan	2000	10,000 ft.	35,000 ft.	West Africa	BP Angola	03/06
GSF Explorer	1998	7,800 ft.	30,000 ft.	U.S. Gulf of Mexico	ExxonMobil	11/05

Third-Party Owned Semisubmersibles
Dada Gorgud	1980	1,558 ft.	25,000 ft.	Azerbaijan	AIOC	12/06
Istiglal	1991	1,558 ft.	25,000 ft.	Azerbaijan	—	Available

(1)	As currently equipped.
(2)	Estimated based on the anticipated completion date of current commitments, including executed contracts, letters of intent, and other customer commitments for which contracts have not yet been executed.

Rig Types. Jackup rigs have elevating legs which extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 400 feet or less. All of our jackup rigs have drilling equipment mounted on cantilevers, which allow the equipment to extend outward from the rigs’ hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. In addition, 10 of our jackups have been equipped with skid-off packages, which allow the drilling equipment to be transferred to fixed production platforms.

We own one of the world’s largest fleets of HDHE jackup rigs in service in the industry. Three of our rigs, the GSF Galaxy I, GSF Galaxy II and GSF Galaxy III, are Universe class rig designs capable of operating in water depths of up to 400 feet and are currently qualified to operate year-round in the harsh environment of the central North Sea in water depths of up to 360 feet. Our three other HDHE jackup rigs, the GSF Monarch, GSF Monitor and GSF Magellan, are Monarch class rig designs capable of operating in water depths of up to 350 feet. These rigs are capable of operating year-round in the central North Sea in water depths of up to 300 feet.

Semisubmersible rigs are floating offshore drilling units with pontoons and columns that, when flooded with water, cause the unit to partially submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom, but some use dynamic positioning (“DP”), which allows the vessels to be held in position by computer-controlled propellers, known as thrusters. Semisubmersibles are classified into five generations, distinguished mainly by their age, environmental rating, variable deck load and water-depth capability. The GSF Aleutian Key is a second-generation semisubmersible capable of drilling in water depths up to 2,300 feet. The GSF Arctic I, GSF Arctic II, GSF Arctic III, GSF Arctic IV, GSF Grand Banks, GSF Rig 135 and GSF Rig 140 semisubmersibles are third-generation, conventionally moored rigs suitable for drilling in water depths ranging from 1,200 to 3,400 feet. The GSF Celtic Sea is a fourth-generation semisubmersible capable of drilling in water depths of up to 5,750 feet, utilizing a DP-assisted mooring system. The GSF Development Driller II, a fifth-generation ultra-deepwater semisubmersible, is capable of drilling in water depths of up to 7,500 feet, in either full DP mode or conventionally moored.

Drillships are generally preferred for deepwater drilling in remote locations with moderate weather environments because of their mobility and large load carrying capability. The GSF C.R. Luigs, GSF Jack Ryan and GSF Explorer are dynamically positioned, ultra-deepwater drillships capable of drilling in water depths up to 10,000 feet, 10,000 feet and 7,800 feet, respectively, as currently equipped. With modifications, maximum water depth capabilities would be 12,000 feet for the GSF C.R. Luigs and GSF Jack Ryan, and 10,000 feet for the GSF Explorer.

Our “deepwater” rigs consist of our semisubmersibles and drillships. We consider rigs with a maximum water-depth capability of 7,000 feet or more, such as the semisubmersible GSF Development Driller II and the drillships GSF C.R. Luigs, GSF Jack Ryan and GSF Explorer, to be “ultra-deepwater” rigs.

We own all of the drilling rigs in the table above (excluding those specifically described as being operated for third parties) with the exception of the GSF Explorer, which is subject to a capital lease with a remaining term of 22 years, and the GSF C.R. Luigs and GSF Jack Ryan, which are subject to fully defeased capital leases, each with a remaining term of 16 years. None of our offshore drilling rigs is currently subject to any outstanding liens or mortgages.

In January 2003, in order to take advantage of an attractive financing structure, we entered into a lease-leaseback arrangement with a European bank related to the GSF Britannia cantilevered jackup. Pursuant to this arrangement, we leased the GSF Britannia to the bank, which then leased the rig back to us, each lease being for a five-year term. We have classified this arrangement as a capital lease.

In February 2005, we took delivery of one of our two ultra-deepwater semisubmersibles ordered from PPL Shipyard PTE, Ltd. of Singapore (“PPL”), the GSF Development Driller II. Construction costs for the GSF Development Driller II are expected to total approximately $311 million, excluding $46 million of capital spares, startup expenses, customer-required modifications and mobilization costs and $38 million of capitalized interest.

Capital expenditures in connection with the construction of the GSF Development Driller I, the other ultra-deepwater semisubmersible ordered from PPL are expected to total approximately $308 million, excluding $53 million of capital spares, startup expenses, customer-required modifications and mobilization costs, including additional startup costs that we expect to incur as a result of the derrick failure discussed below, and $54 million of capitalized interest. We currently expect that the delivery of the GSF Development Driller I will occur in March 2005.

The GSF Development Driller I suffered a failure of a portion of its derrick while undergoing testing in May 2004. The investigation into the cause of the loss revealed a design defect in the derrick, which is identical to the derrick installed aboard the GSF Development Driller II. Both derricks required modifications, which are now complete. We expect that the direct costs for repair of the derrick and damaged equipment will be borne by the equipment supplier.

In July 2004, PPL presented us with a claim for additional costs in respect of the construction of the GSF Development Driller I. The claim totaled approximately $32 million, with approximately $10 million of that amount attributable to change order claims. The balance of the claim alleged delay and disruption to the construction schedule caused by us, resulting in loss of productivity and additional costs to the shipyard. In September 2004, PPL presented a claim for additional costs in respect of the construction of the GSF Development Driller II. That claim totaled approximately $33 million, and was comprised of approximately $24 million for delay and disruption to the construction schedule allegedly caused by us and for the cost of additional labor employed to meet the revised delivery schedule, with the balance for change order claims advanced by the shipyard. We previously paid $7.6 million, which is included in the capitalized cost of the rig, for additional labor costs concerning the GSF Development Driller II. The balance of the claims for both rigs has now been settled for a total additional payment of $19.9 million, of which $15.0 million relates to the claim for the GSF Development Driller I and $4.9 million relates to the GSF Development Driller II. The amounts for each rig are included in their capitalized costs discussed above.

We expect to fund all remaining construction and startup costs for the GSF Development Driller I and GSF Development Driller II from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

In March 2004, we took delivery of the GSF Constellation II, the second of our two high-performance cantilevered jackups ordered from PPL. Construction costs for this jackup totaled approximately $131 million, excluding $20 million of capitalized interest, capital spares, startup expenses and mobilization costs.

Backlog. Our contract drilling backlog at December 31, 2004, was $1.7 billion, consisting of $1.4 billion related to executed contracts and $0.3 billion related to customer commitments for which contracts had not yet been executed as of December 31, 2004. Approximately $1.0 billion of the backlog is expected to be realized in 2005. Our contract drilling backlog at December 31, 2003, was $996.6 million, including $65.8 million related to customer commitments for which contracts had not yet been executed as of that date.

Drilling Contracts. Contracts to employ our crewed drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between us and the customer, most contracts are awarded based upon competitive bidding. The rates specified in drilling contracts are generally on a dayrate basis and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions and other variables. Each contract provides for a basic dayrate during drilling operations, and may include performance premiums or lower rates or no payment for periods of equipment breakdown, adverse weather or other conditions which may be beyond our control. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts or no payment during the mobilization or demobilization. In some cases, a contract may be terminated by the customer if drilling operations are suspended for a specified period of time due to a breakdown of major equipment, in the event of poor operational, safety or environmental performance not remedied by us within a specified period, or if other events occur that are beyond either party’s control. A contract may also be terminated by the customer if the rig is destroyed. In addition, certain contracts are cancellable upon specified notice at the option of the customer.

Major Customers. Our business is subject to the usual risks associated with having a limited number of customers for our services. One customer accounted for more than 10% of consolidated revenues in 2004: Total S.A. (“Total”) provided $186.0 million of contract drilling revenues. Two customers each accounted for more than 10% of consolidated revenues in 2003: Total provided $234.2 million of contract drilling revenues, and ExxonMobil provided $231.6 million of contract drilling revenues. One customer accounted for more than 10% of consolidated revenues in 2002: ExxonMobil provided $267.7 million of contract drilling revenues and $0.1 million of drilling management services revenues. Our results of operations could suffer a material adverse effect if any of our major customers terminates its contracts with us, fails to renew our existing contracts or refuses to award new contracts to us. See “Risk Factors—We Rely Heavily on a Small Number of Customers and the Loss of a Significant Customer Could Have a Material Adverse Impact on Our Financial Results.”

DRILLING MANAGEMENT SERVICES

We provide drilling management services primarily on a turnkey basis through a wholly owned subsidiary, Applied Drilling Technology Inc. (“ADTI”), and through ADT International, a division of one of our U.K. subsidiaries. ADTI operates primarily in the U.S. Gulf of Mexico, and ADT International operates primarily in the North Sea. Under a typical turnkey arrangement, we will assume responsibility for the design and execution of a well and deliver a logged or cased hole to an agreed depth for a guaranteed price. Compensation is contingent upon satisfactory completion of the drilling program. As part of our turnkey drilling services, we provide planning, engineering and management services beyond the scope of our traditional contract drilling business and thereby assume greater risk. In our project management operations, we provide certain planning, management and engineering services, purchase equipment and provide personnel and other logistical services to customers. Project management services differ from turnkey drilling services in that the customer retains control of the drilling operations and thus retains the risk associated with the project.

Our drilling management services business is also subject to the usual risks associated with having a limited number of customers for its services. Two customers each accounted for more than 10% of drilling management services revenues in 2004: William G. Helis Company, LLC provided $60.6 million, or 11.4%, of drilling management services revenues, and Lundin Britain Limited provided $56.6 million, or 10.7%, of drilling management services revenues. In 2003, one customer, BG Group, accounted for $98.9 million, or 18.7%, of drilling management services revenues. These revenues were for project management operations in the North Sea in 2003, substantially all of which were reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. No turnkey drilling customer accounted for more than 10% of drilling management services revenues for 2003. One customer, Encana (U.K.) Ltd., accounted for $44.3 million, or 10.6%, of drilling management services revenues in 2002. These revenues were for project management operations in the North Sea, substantially all of which were reimbursable revenues. No turnkey drilling customer accounted for more than 10% of drilling management services revenues for 2002. See “Risk Factors—We Rely Heavily on a Small Number of Customers and the Loss of a Significant Customer Could Have a Material Adverse Impact on Our Financial Results.”

As of December 31, 2004, our drilling management services revenue backlog was an estimated $29 million, all of which is expected to be realized in 2005. Our drilling management services backlog was an estimated $42 million at December 31, 2003.

OIL AND GAS OPERATIONS

We conduct oil and gas exploration, development and production activities through our wholly owned subsidiary, Challenger Minerals Inc. (“CMI”). CMI acquires interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations. In this capacity, CMI facilitated the acquisition of 44 projects (27 turnkey wells and 17 completions) in 2004. CMI participated in 26 of these turnkey wells, of which 13 were successful. Our oil and gas activities are conducted primarily in the United States offshore Louisiana and Texas and in the U.K. sector of the North Sea.

In December 2003, CMI participated in a drilling project in West Africa off the coast of Mauritania. We sold our interest in this project for approximately $6.1 million and recorded a gain of $2.7 million ($2.0 million, net of taxes) in connection with this sale in the first quarter of 2004. In September 2004, CMI completed the sale of 50% of its interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million and recorded a gain of $25.1 million ($13.3 million, net of taxes) in connection with this sale. CMI retains an eight percent working interest in this project.

Data with respect to our oil and gas exploration, development and production activities follows:

Sales Prices and Production Costs.

	2004	2003	2002
United States
Average sales prices:
Gas (per MCF)	$5.88	$5.49	$3.18
Oil (per barrel)	$38.27	$29.71	$24.13
Average production cost:
Oil and natural gas (per equivalent barrel)	$5.70	$4.26	$4.19

United Kingdom
Average sales prices:
Oil (per barrel)	$46.29	N/A	N/A
Average production cost:
Oil (per barrel)	$3.50	N/A	N/A

Total
Average sales prices:
Gas (per MCF)	$5.88	$5.49	$3.18
Oil (per barrel)	$44.36	$29.71	$24.13
Average production cost:
Oil and natural gas (per equivalent barrel)	$4.98	$4.26	$4.19

Productive Wells. The following table summarizes our gross and net wells as of December 31, 2004, including producing wells and those that are shut-in but capable of producing:

	Gross Wells		Net Wells
	Oil	Gas	Oil	Gas
Offshore:
Alabama	—	1	—	0.05
Louisiana	28	24	3.79	2.63
Texas	1	9	0.10	0.85

Total U.S.	29	34	3.89	3.53

United Kingdom	3	—	0.24	—

Total offshore	32	34	4.13	3.53

Onshore:
Louisiana	—	1	—	0.01
Oklahoma	1	1	0.01	0.13
Texas	—	1	—	0.11

Total onshore	1	3	0.01	0.25

Total	33	37	4.14	3.78

Developed and Undeveloped Acreage. The following table summarizes our developed and undeveloped acreage as of December 31, 2004:

	Developed Acreage		Undeveloped Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
Offshore:
Louisiana	340,220	15,964	9,559	728
Texas	43,460	4,121	5,760	432
Alabama	11,507	575	—	—
Mississippi	5,760	173	—	—

	400,947	20,833	15,319	1,160

United Kingdom	24,957	1,997	28,170	2,254

Total offshore	425,904	22,830	43,489	3,414

Onshore:
Louisiana	1,911	138	—	—
Oklahoma	384	34	—	—
Arkansas	643	64	—	—
Texas	645	74	—	—

Total onshore	3,583	310	—	—

Total	429,487	23,140	43,489	3,414

For purposes of the tables included in this report, a gross well or a gross acre is a well or acre in which we own a working interest. A net well or acre represents the cumulative total of our fractional working interests in one or more wells or acres.

Drilling Activities. The following table shows our gross and net exploratory and development wells drilled during the years indicated:

	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
United States
Exploratory
Gas	6	0.37	2	0.32	5	0.64
Oil	3	0.24	—	—	—	—
Dry	9	0.62	4	0.52	8	0.97
Development
Gas	1	0.10	9	0.81	2	0.25
Oil	1	0.13	2	0.25	1	0.07
Dry	2	0.18	3	0.29	—	—
Injector	—	—	—	—	—	—
Total
Gas	7	0.47	11	1.13	7	0.89
Oil	4	0.37	2	0.25	1	0.07
Dry	11	0.80	7	0.81	8	0.97
Injector	—	—	—	—	—	—

	22	1.64	20	2.19	16	1.93

United Kingdom
Exploratory
Gas	—	—	—	—	—	—
Oil	—	—	—	—	—	—
Dry	3	0.27	—	—	—	—
Development
Gas	—	—	—	—	—	—
Oil	—	—	—	—	2	0.60
Dry	—	—	—	—	—	—
Injector	3	0.32	—	—	—	—
Total
Gas	—	—	—	—	—	—
Oil	—	—	—	—	2	0.60
Dry	3	0.27	—	—	—	—
Injector	3	0.32	—	—	—	—

	6	0.59	—	—	2	0.60

Total
Exploratory
Gas	6	0.37	2	0.32	5	0.64
Oil	3	0.24	—	—	—	—
Dry	12	0.89	4	0.52	8	0.97
Development
Gas	1	0.10	9	0.81	2	0.25
Oil	1	0.13	2	0.25	3	0.67
Dry	2	0.18	3	0.29	—	—
Injector	3	0.32	—	—	—	—
Total
Gas	7	0.47	11	1.13	7	0.89
Oil	4	0.37	2	0.25	3	0.67
Dry	14	1.07	7	0.81	8	0.97
Injector	3	0.32	—	—	—	—

	28	2.23	20	2.19	18	2.53

CMI was not engaged in any drilling activities or other operations of material importance as of December 31, 2004.

JOINT VENTURE, AGENCY AND SPONSORSHIP RELATIONSHIPS AND OTHER INVESTMENTS

In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation, which we may or may not control. We are an active participant in several joint venture drilling companies, principally in Azerbaijan, Indonesia, Malaysia, Angola and Nigeria.

In Azerbaijan, the semisubmersibles Istiglal and Dada Gorgud operate under long-term bareboat charters. The Istiglal is bareboat chartered to and operated by the joint venture Caspian Drilling Company Limited, in which we hold a 45% ownership interest, until October 2006. The Dada Gorgud is bareboat chartered to us until October 2006 or the later termination of our current drilling contract with the Azerbaijan International Operating Company. We have subcontracted operations of the Dada Gorgud to Caspian Drilling Company Limited.

We also participate in a joint venture that operates a petroleum supply base in Indonesia. The Indonesian supply base, in which we hold a 42% ownership interest, is located at Merak Point on the western portion of the island of Java. It provides both open and covered storage and bulk chemical trans-shipment facilities. The land lease for this supply base extends through 2030. The joint venture is currently offering this supply base for sale.

Local laws or customs in some areas of the world also effectively mandate establishment of a relationship with a local agent or sponsor. When appropriate in these areas, we enter into agency or sponsorship agreements.

Risk Factors

A MATERIAL OR EXTENDED DECLINE IN EXPENDITURES BY THE OIL AND GAS INDUSTRY, DUE TO A DECLINE OR VOLATILITY IN OIL AND GAS PRICES, A DECREASE IN DEMAND FOR OIL AND GAS OR OTHER FACTORS, COULD SIGNIFICANTLY REDUCE OUR REVENUE AND INCOME.

Our business depends on the level of offshore and onshore oil and natural gas exploration, development and production activity in markets worldwide. Prices and demand for oil and natural gas, and market expectations of potential changes in demand and prices, significantly affect this level of activity. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Numerous factors may affect oil and natural gas prices and, accordingly, the level of demand for our services, including:

•	worldwide demand for oil and natural gas;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

•	the level of production by non-OPEC countries;

•	changes in supply and demand resulting from the development of liquefied natural gas markets;

•	the worldwide military or political environment, including uncertainty or instability resulting from the situation in Iraq or other armed hostilities in the Middle East or other geographic areas in which we operate, or further acts of terrorism in the United States or elsewhere;

•	labor, political or other disruptions that limit exploration, development and production in oil-producing countries, such as has been experienced from time to time in various developing countries;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions;

•	advances in exploration and development technology that may affect the marketability of our rigs; and

•	further consolidation of our customer base.

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

THE INTENSE PRICE COMPETITION AND CYCLICALITY OF THE DRILLING INDUSTRY, WHICH IS MARKED BY PERIODS OF LOW DEMAND, EXCESS RIG AVAILABILITY AND LOW DAYRATES, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND PROFITABILITY.

The contract drilling business is highly competitive with numerous industry participants. The industry has experienced consolidation in recent years and may experience additional consolidation. Mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

Drilling contracts are, for the most part, awarded on a competitive bid basis. Price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment are also factors. We compete with numerous offshore drilling contractors, one of which is larger and has greater resources than us. Further, our business is subject to the risks associated with having a limited number of customers for our services.

We may be required to idle rigs or to enter into lower dayrate contracts in response to market conditions in the future. The industry in which we operate historically has been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. During prior periods of high utilization and dayrates, industry participants have increased the supply of rigs by ordering the construction of new units. This has often created an oversupply of drilling units and has caused a decline in utilization and dayrates when the rigs enter the market, sometimes for extended periods of time. There are currently twenty jackup rigs under contract for construction with delivery dates ranging from 2005 to 2007. Most of these are cantilevered units capable of drilling in water depths in the 350 to 400 foot range, and are considered to be premium units. There are no semisubmersibles, other than ours, or drillships under construction, although a small number of units are being upgraded to a greater operating capability. The entry into service of units that are currently cold-stacked or under construction will increase supply and could curtail a further strengthening of dayrates, or reduce them, in the affected markets or result in a softening of the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units would likely exacerbate the negative impacts on utilization and dayrates. Lower utilization and dayrates in one or more of the regions in which we operate could adversely affect our revenues and profitability. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

WAR, OTHER ARMED CONFLICTS OR TERRORIST ATTACKS COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The continuing unrest in Iraq, tension with regard to North Korea and Iran, as well as the terrorist attacks of September 11, 2001, and subsequent terrorist attacks and unrest have significantly increased political and economic instability in some of the geographic areas in which we operate and could spread to other such areas, and have caused instability in the world’s financial and insurance markets. Our operations in the Middle East could be adversely affected by post-war conditions in Iraq if armed hostilities, acts of terrorism or other unrest persist. Acts of terrorism and threats of armed conflicts elsewhere in the Middle East and in or around various other areas in which we operate, such as Southeast Asia and West Africa, could also limit or disrupt our markets and operations. Further hostilities or additional acts of terrorism in these regions could result in the evacuation of personnel, cancellation of drilling contracts or the loss of personnel or assets. In addition, the attacks of September 11, 2001, led to war in Afghanistan and Iraq and may lead to armed hostilities or to further acts of terrorism in the United States or elsewhere, and such acts of terrorism could be directed against companies such as ours. Armed conflicts, terrorism and their effects on us or our markets could significantly affect our business in the future.

United States government regulations effectively preclude us from actively engaging in business activities in certain countries, including oil-producing countries such as Iran. These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future.

Immediately following the events of September 11, 2001, our war risk and terrorist insurance underwriters cancelled those coverages in accordance with the terms of the policies and would only reinstate them for significantly higher premiums. We have reinstated and currently maintain war and terrorism coverage for physical damage to our entire fleet. Such war and terrorism coverage is generally cancelable by underwriters on forty-eight hours’ notice, and, accordingly, underwriters could cancel this coverage completely or cancel and then offer to reinstate on terms that may not be acceptable to us following any future acts of terrorism or armed conflicts in and around the various areas in which we operate. We may not have insurance to cover any or all of our liabilities to our personnel for death or injury caused by terrorist acts. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

A COMPETITOR HOLDS PATENTS THAT COULD PREVENT THE USE OF THE DUAL-DRILLING CAPABILITY OF OUR ULTRA-DEEPWATER SEMISUBMERSIBLES, WHICH COULD RESTRICT OUR ABILITY TO MARKET THESE RIGS OR REDUCE THE LEVEL OF REVENUES THAT THESE RIGS COULD GENERATE.

A competitor holds patents in the U.S. and many other jurisdictions regarding the drilling structure and the dual drilling activity method associated with dual drilling activity. We are a defendant in an action in the U.S. which seeks an injunction preventing the use by us of the dual drilling activity structure and method in the U.S. (see “Item 3. Legal Proceedings”). If granted, this injunction would preclude the use of the dual drilling capabilities in U.S. waters of the GSF Development Driller I and the GSF Development Driller II, which could reduce the marketability of the rigs, reduce the dayrate under their current contracts and restrict the dayrate they might otherwise earn in the future. The competitor has patents in most other jurisdictions in which we might choose to market the two semisubmersibles and, if it brought and was successful in similar actions in those jurisdictions, it could restrict our ability to use the dual drilling activity structure and method in those jurisdictions as well.

TURNKEY DRILLING OPERATIONS ARE CONTINGENT ON OUR ABILITY TO WIN BIDS AND ON RIG AVAILABILITY, AND THE FAILURE TO WIN BIDS OR OBTAIN RIGS FOR ANY REASON MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL RESULTS.

Our results of operations from our drilling management services may be limited by our ability to obtain and successfully perform turnkey drilling contracts based on competitive bids, as well as other factors. Our ability to obtain turnkey drilling contracts will largely depend on the number of these contracts available for bid, which in turn will be influenced by market prices for oil and natural gas, among other factors. Furthermore, our ability to enter into turnkey drilling contracts may be constrained from time to time by the availability of GlobalSantaFe or third-party drilling rigs, the ability to hire rigs at acceptable rates and our ability to find and retain qualified personnel. Accordingly, results of our drilling management service operations may vary widely from quarter to quarter and from year to year.

TURNKEY DRILLING OPERATIONS EXPOSE US TO ADDITIONAL RISKS, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY, BECAUSE WE ASSUME THE RISK FOR OPERATIONAL PROBLEMS AND THE CONTRACTS ARE ON A FIXED-PRICE BASIS.

We enter into a significant number of turnkey contracts each year. Our compensation under turnkey contracts depends on whether we successfully drill to a specified depth or, under some of our contracts, complete the well. Unlike dayrate contracts, where ultimate control is exercised by the operator, we are exposed to additional risks when serving as a turnkey drilling contractor because we make all critical decisions. Under a turnkey contract, the amount of our compensation is fixed at the amount we bid to drill the well. Thus, we are not paid if operational problems prevent performance unless we choose to drill a new well at our own expense. Further, we must absorb the loss if unforeseen problems arise that cause the cost of performance to exceed the turnkey price. By contrast, in a dayrate contract, the customer generally retains these risks. The cost of contingencies could exceed budgeted amounts. We are not insured against all of these risks associated with turnkey drilling operations.

FAILURE TO OBTAIN AND RETAIN KEY PERSONNEL COULD IMPEDE OPERATIONS.

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the skilled and other labor required for deepwater and other drilling operations intensifies as the number of rigs activated or added to worldwide fleets or under construction increases. In periods of high utilization we have found it more difficult to find qualified individuals, and the possibility exists that competition for skilled and other labor for deepwater and other operations could limit our results of operations.

WE RELY HEAVILY ON A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

Our contract drilling business is subject to the usual risks associated with having a limited number of customers for its services. Total and its affiliated companies provided approximately 11% of our consolidated revenues in 2004. Our five next largest customers for 2004 (ExxonMobil, ChevronTexaco, BP, BHP and AGIP), none of whom individually represented more than 10% of revenues, accounted in the aggregate for approximately 31% of our 2004 consolidated revenues. Total and ExxonMobil each provided approximately 12% of our consolidated revenues in 2003. Our five next largest customers for 2003 (ChevronTexaco, BP, BG, BHP and AGIP), none of whom individually represented more than 10% of revenues, accounted in the aggregate for approximately 27% of our 2003 consolidated revenues. Our results of operations could be materially adversely affected if any of our major customers terminates its contracts with us, fails to renew its existing contracts or refuses to award new contracts to us.

Our drilling management services business is also subject to the usual risks associated with having a limited number of customers for its services. Two customers each accounted for more than 10% of drilling management services revenues in 2004: William G. Helis Company, LLC provided $60.6 million, or 11.4%, of drilling management services revenues, and Lundin Britain Limited provided $56.6 million, or 10.7%, of drilling management services revenues. Our five next largest drilling management services customers, none of whom individually represented more than 10% of drilling management services revenues, accounted in the aggregate for approximately 26% of drilling management services revenues for 2004. One customer, BG Group, accounted for $98.9 million, or 18.7%, of drilling management services revenues in 2003, substantially all of which were reimbursable revenues, for project management operations in the North Sea. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. Our five next largest drilling management services customers, none of whom individually represented more than 10% of drilling management services revenues, accounted in the aggregate for approximately 27% of drilling management services revenues for 2003.

WE MAY SUFFER LOSSES IF OUR CUSTOMERS TERMINATE OR SEEK TO RENEGOTIATE THEIR CONTRACTS.

Certain of our contracts with customers may be cancellable upon specified notice at the option of the customer. Other contracts require the customer to pay a specified early termination payment upon cancellation, which payments may not fully compensate us for the loss of the contract. Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of acts of God or excessive rig downtime for repairs, or other specified conditions. Early termination of a contract may result in a rig being idle for an extended period of time. Our revenues, results of operations and cash flow may be adversely affected by customers’ early termination of contracts, especially if we are unable to recontract the affected rig within a short period of time. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. The renegotiation of a number of our drilling contracts could adversely affect our financial position, results of operations and cash flows.

RIG UPGRADE, REFURBISHMENT AND CONSTRUCTION PROJECTS, INCLUDING OUR CURRENT SEMISUBMERSIBLE CONSTRUCTION PROJECT, ARE SUBJECT TO RISKS INCLUDING DELAYS AND COST OVERRUNS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

We currently have an ultra-deepwater semisubmersible rig, the GSF Development Driller I, nearing completion of construction. In addition, we may make major upgrade and refurbishment expenditures for our fleet. Rig upgrade, refurbishment and construction projects are subject to the risks of delay or cost overruns inherent in any large construction project, including the following:

•	shortages of materials or skilled labor;

•	unforeseen engineering problems;

•	unanticipated actual or purported change orders;

•	work stoppages;

•	financial or operating difficulties of the shipyard upgrading, refurbishing or constructing the rig;

•	adverse weather conditions;

•	unanticipated cost increases; and

•	inability to obtain any of the requisite permits or approvals.

Significant cost overruns or delays could materially and adversely affect our financial condition and results of operations. In addition, the GSF Development Driller I and our other ultra-deepwater semisubmersible, the GSF Development Driller II, will employ advancements in technology that may lead to certain difficulties, both operational and legal, as to our use of this technology. Our inability to use this technology, or to use it efficiently, could result in additional downtime or could render these rigs less competitive in the marketplace.

OUR BUSINESS INVOLVES NUMEROUS OPERATING HAZARDS AND WE ARE NOT FULLY INSURED AGAINST ALL OF THEM; THE OCCURRENCE OF AN UNINSURED OR UNIDENTIFIED EVENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our operations are subject to the usual hazards incident to the drilling of oil and natural gas wells, including blowouts, explosions, oil spills and fires. Our activities are also subject to hazards peculiar to marine operations, such as collision, grounding, and damage or loss from severe weather.

All of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We insure against, or have indemnification from customers for some, but not all, of these risks. We do not generally insure against loss of revenue for rigs that are damaged or destroyed. Our insurance contains various deductibles and limitations on coverage and deductibles. In light of the current volatility in the insurance markets and recent significant increases in rates, we may elect to change our insurance coverage, including by increasing deductibles, retentions and other limitations on coverage. Changes in coverage such as those would effectively increase the amount of risk against which we are not insured.

As a result of poor underwriting results suffered by the insurance industry over the past few years and the catastrophic events of September 11, 2001, we have been faced with the prospect of paying significantly higher insurance premiums and/or significantly increasing our deductibles in order to offset or mitigate premium increases. Our current deductible for insurance for rig physical damage is $10 million per occurrence, subject to a $20 million aggregate deductible and, since July 2004, $10 million per occurrence for liability claims. We may face increases in premiums or deductibles or both in the future.

The occurrence of a significant event, including terrorist acts, war, civil disturbances, pollution or environmental damage, not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

OUR INTERNATIONAL OPERATIONS INVOLVE ADDITIONAL RISKS NOT GENERALLY ASSOCIATED WITH DOMESTIC OPERATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS.

Risks associated with our international operations, any of which could limit or disrupt our markets or operations, include heightened risks of:

•	terrorist acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in law or interpretation of existing law;

•	assaults on property or personnel;

•	changing political conditions;

•	foreign and domestic monetary policies; and

•	travel limitations or operational problems caused by public health threats such as Severe Acute Respiratory Syndrome (SARS).

Additionally, our ability to compete in the international drilling market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of drilling contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations, which may in the future become applicable to the oil and natural gas industry, could reduce demand for our services, or such regulations could directly affect our ability to compete for customers or significantly increase our costs.

Due to our structure and extensive foreign operations, our effective tax rate is based on the provisions of numerous tax treaties, conventions and agreements between various countries and taxing jurisdictions, as well as the tax laws of many jurisdictions. Changes in one or more of these tax regimes or changes in the interpretation of existing laws in these regimes could also have a material adverse effect on us.

PUBLIC HEALTH THREATS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR INTERNATIONAL OPERATIONS AND OUR FINANCIAL RESULTS.

Public health threats, such as SARS, a highly communicable disease, outbreaks of which occurred early in 2003 in Southeast Asia and other parts of the world in which we operate, could adversely impact the global economy, the worldwide demand for oil and natural gas and the level of demand for our services. The SARS outbreak early in 2003 was most severe in Southeast Asia where we conduct operations and maintain offices (in Indonesia, Malaysia, Singapore, Thailand and Vietnam) and SARS-related travel restrictions and quarantines posed some interference with our operations. Any quarantine of personnel or inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may materially impact operations and adversely affect our financial results.

WE MAY SUFFER LOSSES AS A RESULT OF FOREIGN EXCHANGE RESTRICTIONS, FOREIGN CURRENCY FLUCTUATIONS AND LIMITATIONS ON THE ABILITY TO REPATRIATE INCOME OR CAPITAL TO THE U.S.

A majority of our international drilling and services contracts are partially payable in local currency in amounts that are generally intended to approximate our estimated local operating costs, with the balance of the payments under the contract payable in U.S. dollars (except in Malaysia, where we will likely be paid entirely in local currency). In certain jurisdictions, including Egypt and Nigeria, regulations exist which determine the amounts payable in local currency. Those amounts can exceed the local currency costs being incurred; leading to accumulations of excess local currency, which in certain instances can be subject to either temporary blocking or difficulties in converting to U.S. dollars. To the extent that our revenues denominated in local currency do not equal our local operating expenses, or during periods of idle time when no revenue is earned, we are exposed to currency exchange transaction losses, which could materially and adversely affect our results of operations and financial condition. We incurred foreign currency exchange losses totaling approximately $6.1 million in 2004. Our foreign currency exchange gains and losses were immaterial for 2003 and 2002. Although we have not historically entered into financial hedging arrangements to manage risks relating to fluctuations in currency exchange rates, we may enter into such transactions in the future.

LAWS AND GOVERNMENTAL REGULATIONS MAY ADD TO COSTS OR LIMIT DRILLING ACTIVITY.

Our business is affected by changes in public policy and by federal, state, foreign and local laws and regulations relating to the energy industry. The drilling industry is dependent on demand for services from the oil and natural gas exploration and production industry and, accordingly, we are directly affected by the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit drilling activity.

Governments in some non-U.S. countries have become increasingly active in regulating and controlling the ownership of concessions, companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in these countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

WE ARE SUBJECT TO CHANGES IN TAX LAWS

We are a Cayman Islands company and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Tax laws and regulations are subject to interpretation. Consequently, we are subject to changes in tax laws, treaties, and regulations in and between countries in which we operate, including treaties between the U.S. and other nations. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A material change in these tax laws, treaties or regulations, including those in and involving the U.S., could result higher effective tax rate on our worldwide earnings.

Proposed legislation has been introduced in the U.S. Congress that would limit the deductibility of certain interest expense on related-party indebtedness. No such provision was included in the American Jobs Creation Act of 2004, which was passed on October 22, 2004. However, such a proposal has been included in the President’s fiscal year 2006 budget proposals. Should that proposal become law, our U.S. tax expense would increase significantly.

Our income tax returns are subject to review and examination in various countries. We are currently under review in numerous foreign countries and some of those countries have issued proposed adjustments to our tax returns. While we have agreed to certain adjustments in some of the countries, we believe that our tax returns are materially correct as filed and we will defend ourselves against any adjustments that we determine to be unwarranted. We cannot rule out the possibility that we may not prevail in all cases, nor can we provide any assurance as to the final outcome of any future assessments. However, we do not believe that the ultimate resolution of these outstanding or future assessments will have a material adverse affect on our financial position, results of operations and cash flows.

WE MAY BE LIMITED IN OUR USE OF NET OPERATING LOSSES.

Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our net operating loss (“NOL”) carryforwards. We have established a valuation allowance against the future tax benefit of a portion of our NOL carryforwards and could be required to record an additional valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from our current estimates. Our NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

As of December 31, 2004, we had approximately $452.0 million of NOL carryforwards in total for U.S. federal income tax purposes. These NOL carryforwards at December 31, 2004, include NOL carryforwards of Global Marine relating to periods prior to the Merger. Section 382 of the U.S. Internal Revenue Code could limit the use of some of these Global Marine NOL carryforwards if the direct and indirect ownership of the stock of Global Marine changed by more than 50% in certain circumstances over a prescribed testing period. The Internal Revenue Service may take the position that the Merger caused a greater-than-50-percent ownership change with respect to Global Marine. If the Merger did not result in such an ownership change, changes in the ownership of our ordinary shares following the Merger may have resulted in such an ownership change. In the event of such an ownership change, the Section 382 rules would limit the utilization of the Global Marine NOL carryforwards in each taxable year ending after the ownership change to an amount equal to a federal long-term tax-exempt rate published monthly by the Internal Revenue Service, multiplied by the fair market value of all of Global Marine’s stock, each determined at the time of the ownership change. The limitations under Section 382 could result in Global Marine NOL carryforwards expiring unused or in an inability to fully offset taxable income for a particular year even when we have total NOL carryforwards in excess of such taxable income.

WE MAY BE REQUIRED TO ACCRUE ADDITIONAL TAX LIABILITY ON CERTAIN EARNINGS.

We have not provided for U.S. deferred taxes on the unremitted earnings of our U.S. subsidiaries that are permanently reinvested. Should a distribution be made from the unremitted earnings of these U.S. subsidiaries, we could be required to record additional U.S. current and deferred taxes that, if material, would have an adverse effect on our financial position, results of operations and cash flows.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS COULD SIGNIFICANTLY AFFECT OUR OPERATIONS.

Our operations are subject to numerous federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. As a result, the application of these laws could have a material adverse effect on our results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons or subjecting us to liability. For example, we, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the Outer Continental Shelf, are liable for damages and for the cost of removing oil spills for which we may be held responsible, subject to certain limitations. Our operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Laws and regulations protecting the environment have generally become more stringent and may in certain circumstances impose

“strict liability,” rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. For a discussion of potential environmental liabilities affecting us, see “Item 3. Legal Proceedings—Environmental Matters.”

SFIC HOLDINGS HAS THE ABILITY TO SIGNIFICANTLY INFLUENCE MATTERS ON WHICH SHAREHOLDERS MAY VOTE.

SFIC Holdings (Cayman), Inc. (“SFIC Holdings”), a wholly owned subsidiary of Kuwait Petroleum Corporation, which is in turn wholly owned by the State of Kuwait, held approximately 18.4% of our outstanding ordinary shares at December 31, 2004.

As long as Kuwait Petroleum Corporation and its affiliates own at least 12.5% of our outstanding ordinary shares or at least 12.5% of our outstanding voting shares, SFIC Holdings has the right to designate for election three of our directors. If SFIC Holdings’ interest is reduced to less than 12.5% and equal to or greater than 7.5%, the number of directors that SFIC Holdings will have the right to designate for election is reduced from three to two. If SFIC Holdings’ interest is reduced to less than 7.5% and equal to or greater than 4%, the number of directors that SFIC Holdings may designate for election is reduced from two to one. If SFIC Holdings’ interest is reduced to less than 4%, it will not have the right to designate any directors for election to our board. For purposes of determining SFIC Holdings’ ownership interest, until SFIC Holdings sells any GlobalSantaFe Ordinary Shares, only ordinary shares outstanding at the completion of the Merger are included in the calculation of the ownership percentage. Accordingly, reductions in SFIC Holdings’ percentage ownership as a result of our issuance of shares will not reduce SFIC Holdings’ board representation.

As a result, Kuwait Petroleum Corporation, through SFIC Holdings, is able to significantly influence our management and affairs and all matters requiring shareholder approval, including the election of our Board of Directors. This concentration of ownership could delay or deter a change of control of the company.

Although the owners of all the ordinary shares after the Merger are entitled to one vote per share, the consent of SFIC Holdings is required to change our jurisdiction of incorporation or the jurisdiction of incorporation of any existing subsidiary, or to incorporate a new subsidiary in a jurisdiction, in each case in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates as long as Kuwait Petroleum Corporation and its affiliates own at least 10% of our outstanding ordinary shares or at least 10% of our outstanding voting shares. This restriction on us may limit our ability to take action we deem to be in the best interest of our other shareholders.

DIRECTOR DESIGNEES OF SFIC HOLDINGS MAY HAVE INTERESTS THAT ARE IN CONFLICT WITH THE INTERESTS OF OTHER SHAREHOLDERS

As discussed above, SFIC Holdings has the right to designate for election up to three members of our Board of Directors. Our articles of association state that Kuwait Petroleum Corporation and its affiliated companies have no duty to refrain from competing with us. The articles of association also state that Kuwait Petroleum Corporation and its affiliated companies are not under any duty to present corporate opportunities to us in the event of a conflict, and that corporate opportunities offered to persons who are our directors or officers and are also directors or officers of Kuwait Petroleum Corporation or its affiliates will be allocated based principally on the capacities in which the individual director or officer is offered the opportunity. As a result, any of our directors designated by SFIC Holdings may have potential or actual conflicts that could affect the process or outcome of board deliberations.

OUR SHAREHOLDERS HAVE LIMITED RIGHTS UNDER CAYMAN ISLANDS LAW

We are incorporated under the laws of the Cayman Islands, and our corporate affairs are governed by our memorandum of association and our articles of association and by the Companies Law (2003 Revision) of the

Cayman Islands. Principles of law relating to matters such as the validity of corporate procedures, the fiduciary duties of management, directors and controlling shareholders and the rights of shareholders differ from those that would apply if we were incorporated in a jurisdiction within the United States. Further, the rights of shareholders under Cayman Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent applicable in some U.S. jurisdictions. As a result, our shareholders may face more uncertainty in protecting their interests in the face of actions by the management or directors than they might have as shareholders of a corporation incorporated in a U.S. jurisdiction.

Employees

We had 5,325 employees worldwide at December 31, 2004, excluding 1,755 employees contracted through contract labor providers. We require highly skilled personnel to operate our drilling rigs and, accordingly, conduct extensive personnel training and safety programs. A total of 199 of our local employees in Nigeria and 332 of our local employees in Trinidad are represented by labor unions. We, through our membership in the U.K. Drilling Contractors Association, have also entered into a recognition agreement with a union which covers 743 of our 815 employees in the North Sea.

Executive Officers of the Registrant

The name, age as of December 31, 2004, and office or offices currently held by each of our executive officers are as follows:

Name	Age	Office or Offices
Jon A. Marshall	53	President and Chief Executive Officer
Roger B. Hunt	55	Senior Vice President, Marketing
James L. McCulloch	52	Senior Vice President and General Counsel
W. Matt Ralls	55	Senior Vice President and Chief Financial Officer
Cheryl D. Richard	48	Senior Vice President, Human Resources
Marion M. Woolie	50	Senior Vice President, Operations
R. Blake Simmons	46	President of Applied Drilling Technology Inc.
Michael R. Dawson	51	Vice President and Controller

Officers serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer’s principal occupation has been as one of our executive officers or our predecessors, Santa Fe International or Global Marine, for more than the past five years, with the exception of Mr. Simmons and Ms. Richard. Mr. Simmons has been President of Applied Drilling Technology Inc. since June 2003. Previously he served as Regional Vice President of GlobalSantaFe Drilling U.K. Limited. (“GSFDUKL”) from November 2001 to June 2003, prior to which he served as President and Managing Director of Global Marine UK Limited (now GSFDUKL) from June 2000 to November 2001. He was GlobalSantaFe Drilling Company’s Vice President, Sales and Contracts from 1998 to June 2000. Ms. Richard has been our Senior Vice President, Human Resources since June 2003. Prior to joining our organization, Ms. Richard was Vice President, Human Resources, with Chevron Phillips Chemical Company from 2000 to 2003, prior to which she served in a variety of positions with Phillips Petroleum Company (now ConocoPhillips), including operational, commercial and international positions.

ITEM 3. LEGAL PROCEEDINGS

In August 2004, certain of our subsidiaries were named as defendants in six lawsuits filed in Mississippi, five of which are pending in the Circuit Court of Jones County and one of which is pending in the Circuit Court of Jasper County, Mississippi, alleging that certain individuals aboard our offshore drilling rigs had been exposed to asbestos. These six lawsuits are part of a group of twenty-three lawsuits filed on behalf of approximately 800 plaintiffs against a large number of defendants, most of whom are not affiliated with us. Our subsidiaries have not been named as defendants in any of the other seventeen lawsuits. The lawsuits assert claims based on theories of unseaworthiness, negligence, strict liability and our subsidiaries’ status as Jones Act employers; and seek unspecified compensatory and punitive damages. In general, the defendants are alleged to have manufactured, distributed or utilized products containing asbestos. In the case of our named subsidiaries and that of several other offshore drilling companies named as defendants, the lawsuits allege those defendants allowed such products to be utilized aboard offshore drilling rigs. We have not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos aboard our rigs, whether they were employees nor their period of employment, the period of their alleged exposure to asbestos, nor their medical condition. Accordingly, we are unable to estimate our potential exposure to these lawsuits. We historically have maintained insurance which we believe will be available to address any liability arising from these claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

We and two of our subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the GSF Development Driller I and the GSF Development Driller II semisubmersibles infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorney’s fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. We believe that the lawsuit is without merit and intend to vigorously defend it. The trial of this lawsuit has been scheduled for December 2005. We do not expect that the matter will have a material adverse effect on our business or financial position, results of operations or cash flows.

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary is continuing to receive payment from its insurers for claim settlements and legal costs, and expects to continue to receive such payments during the pendency of this action.

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. To date, the subsidiary has been named as a defendant in approximately 4,390 lawsuits, the first of which was filed in 1990. Of the 4,390 lawsuits, approximately 2,450 have been resolved, with approximately 1,940 currently pending. Over the course of the past fifteen years approximately $27.6 million has been expended to settle these claims with the subsidiary having expended $4.0 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Insurers have funded the balance of the settlement costs and all legal costs associated therewith. The subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to its liabilities. We do not believe that these claims will have any material impact on our consolidated financial position, results of operations or cash flows.

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

We have also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. We and other PRPs have entered into an agreement with the EPA and the DOJ to resolve potential liabilities. Under the settlement, we are not likely to owe any substantial additional amounts for this site beyond what we have already paid. There are additional potential liabilities related to this site, but these cannot be quantified at this time, and we have no reason at this time to believe that they will be material.

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

OTHER LEGAL MATTERS

We and our subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Ordinary Shares, $.01 par value per share, are listed on the New York Stock Exchange under the symbol “GSF.” The following table sets forth the high and low closing sales prices of our Ordinary Shares as reported on the New York Stock Exchange Composite Transactions Tape for the calendar periods indicated.

	Price per Share
	High	Low
2004
First Quarter	$30.58	$23.60
Second Quarter	28.53	24.21
Third Quarter	31.30	24.72
Fourth Quarter	33.11	27.42

2003
First Quarter	$25.02	$20.10
Second Quarter	26.35	20.35
Third Quarter	25.03	21.52
Fourth Quarter	25.30	21.03

On February 28, 2005, the closing price of the Ordinary Shares, as reported by the NYSE, was $37.50 per share. As of February 28, 2005, there were approximately 2,893 shareholders of record of Ordinary Shares. This number does not include shareholders for whom shares are held in a nominee or street name.

DIVIDEND POLICY

We paid dividends of $0.0325 per share in the first quarter of 2003, $0.0375 per share in the second and third quarters of 2003 and $0.05 per share in the fourth quarter of 2003 and the first three quarters of 2004. On December 8, 2004, our Board of Directors increased the dividend to $0.075 payable to shareholders of record as of December 31, 2004. This dividend was paid on January 18, 2005. The dividends paid in a given quarter relate to the immediately preceding quarter. Our payment of dividends in the future, if any, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, cash requirements, future business prospects and other factors.

ITEM 6. SELECTED FINANCIAL DATA

In the following table, our operating results for 2004, 2003 and 2002 represent operations of the combined company. Operating results for 2001 include Global Marine’s operations for the full year and Santa Fe International’s operations from the November 2001 merger date (42 days). Selected financial data for 2000 represents the operations of Global Marine only. As a result, comparisons to data for 2001 and 2000 may not be meaningful. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

FIVE-YEAR REVIEW

(In millions, except per share and operational data)

	2004	2003	2002	2001	2000
Financial Performance
Revenues:
Contract drilling	$1,176.9	$1,263.9	$1,458.8	$960.4	$598.5
Drilling management services	515.2	523.4	400.6	409.3	440.1
Oil and gas	31.6	20.9	10.6	13.9	20.1

Total revenues	$1,723.7	$1,808.2	$1,870.0	$1,383.6	$1,058.7

Operating income:
Contract drilling	$119.1	$138.0	$334.7	$338.5	$184.5
Drilling management services	6.7	31.7	28.6	33.4	21.6
Oil and gas	19.4	12.0	4.8	8.4	12.2
Gain on involuntary conversion of long-lived asset (1)	24.0	—	—	—	—
Gain on sale of assets (2)	27.8	—	—	35.6	—
Impairment loss on long-lived asset (3)	(1.2)	—	—	—	—
Restructuring costs (4)	—	(3.4)	—	(22.3)	(5.2)
Corporate expenses	(62.0)	(52.7)	(61.8)	(28.1)	(24.6)

Total operating income	133.8	125.6	306.3	365.5	188.5

Other income (expense)
Interest expense	(55.5)	(67.5)	(57.1)	(57.4)	(63.6)
Interest capitalized	41.0	34.9	20.5	1.1	26.4
Interest income	12.3	11.2	15.1	13.9	4.0
Loss on retirement of long-term debt (5)	(32.4)	—	—	—	—
Other (6)	(1.2)	25.0	2.3	(0.6)	—

Total other income (expense)	(35.8)	3.6	(19.2)	(43.0)	(33.2)

Income before income taxes	98.0	129.2	287.1	322.5	155.3
Provision for income taxes:
Current income tax provision	52.6	26.7	45.9	22.2	12.4
Deferred income tax provision (benefit)	14.0	(11.7)	(20.3)	101.5	29.0

Total provision for income taxes (7)	66.6	15.0	25.6	123.7	41.4

Income from continuing operations	31.4	114.2	261.5	198.8	113.9
Income from discontinued operations, net of tax effect (8)	112.3	15.2	16.4	—	—

Net income	$143.7	$129.4	$277.9	$198.8	$113.9

	2004	2003	2002	2001	2000
Earnings per ordinary share (Basic): (9)
Income from continuing operations	$0.13	$0.49	$1.12	$1.52	$0.98
Income from discontinued operations	0.48	0.06	0.07	—	—

Net income	$0.61	$0.55	$1.19	$1.52	$0.98

Earnings per ordinary share (Diluted): (9)
Income from continuing operations	$0.13	$0.49	$1.11	$1.50	$0.95
Income from discontinued operations	0.48	0.06	0.07	—	—

Net income	$0.61	$0.55	$1.18	$1.50	$0.95

Average ordinary shares (Basic) (9)	234.8	233.2	233.7	130.5	116.6
Average ordinary shares (Diluted) (9)	237.2	234.9	236.5	137.5	119.3
Cash dividends declared per ordinary share (10)	$0.225	$0.175	$0.13	$0.0325	$—
Capital expenditures (11)	$452.9	$466.0	$574.1	$158.4	$177.8
Depreciation, depletion and amortization	$256.8	$257.5	$239.1	$146.3	$107.0

Financial Position (end of year)
Working capital	$451.6	$1,020.7	$712.0	$722.2	$221.5
Properties and equipment, net	$4,329.9	$4,180.2	$4,194.0	$3,897.6	$1,940.1
Total assets	$5,998.2	$6,149.7	$5,828.7	$5,528.9	$2,396.8
Long-term debt, including capital lease obligations	$586.0	$1,230.9	$941.9	$929.2	$918.6
Shareholders’ equity	$4,466.4	$4,327.6	$4,234.2	$4,033.2	$1,270.9

Operational Data
Average rig utilization (12)	86%	85%	89%	93%	84%
Average revenues per day (13)	$63,500	$65,900	$72,400	$75,400	$59,000
Number of active rigs (end of year)	59	59	58	58	33
Turnkey wells drilled	89	85	78	97	122
Turnkey completions	30	31	20	22	27
Number of employees (end of year)	5,300	7,100	7,200	8,400	2,700

(1)	In 2004, the jackup GSF Adriatic IV encountered well control problems, caught fire and sank while drilling in the Mediterranean Sea off the coast of Egypt. We received insurance proceeds totaling $40.0 million, net of our deductible, and recorded a gain of $24.0 million, net of taxes.
(2)	The 2004 amount includes the sale of CMI’s interests in two oil and gas projects. In the first quarter 2004, CMI sold its interest in a drilling project in West Africa for approximately $6.1 million, recording a gain of $2.7 million. In the third quarter 2004, CMI sold a portion of its interest in the Broom Field development project in the North Sea for approximately $35.9 million, recording a gain of $25.1 million. The 2001 amount includes a $35.1 million gain on the sale of the Glomar Beaufort Sea I concrete island drilling system, which was sold in June 2001.
(3)	In 2004, we sold the platform rig Rig 82 for a nominal sum in connection with our exit from the platform rig business and recognized an impairment loss of approximately $1.2 million.
(4)	Restructuring costs for 2003 represent changes in estimated restructuring costs associated with Global Marine recorded in 2001 in connection with the Merger. Restructuring costs for 2000 relate to a restructuring program by Global Marine to streamline its organization and improve efficiency.
(5)	In 2004 we completed the redemption of the entire outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, recognizing a loss on the early retirement of debt of approximately $32.4 million.
(6)	The 2003 amount includes $22.3 million awarded to us as a result of the settlement of claims filed in 1993 with the United Nations Compensation Commission for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures.

(7)	In 2004, we completed a subsidiary realignment to separate our international and domestic holding companies, which included transferring ownership of certain rigs between our domestic and international subsidiaries. The transaction resulted in a charge of $42.5 million, $5.1 million of which is included in current tax expense and $37.4 million is included in deferred tax expense. The 2001 amount includes a $47.2 million charge for increased valuation allowances, partially offset by adjustments to prior years’ tax contingencies.
(8)	In 2004, we sold our land drilling fleet and related support equipment for a total sales price of $316.5 million, recognizing a gain of $113.1 million, net of taxes. Operating results for our land drilling operations had historically been included in contract drilling results. As a result of this sale, however, results of land drilling operations have been excluded from contract drilling results and are reflected in “Income from discontinued operations, net of tax effect” for all periods presented. Land rig operations for 2001 (42 days) are considered immaterial to our results of operations.
(9)	Income per share data for 2000 has been restated to reflect the effect of the exchange ratio of 0.665 established in the merger agreement.
(10)	In 2001, cash dividends declared per ordinary share included a regular quarterly cash dividend of $0.0325 per ordinary share approved by our Board of Directors in December 2001. Global Marine historically did not pay dividends on its common stock.
(11)	Capital expenditures include $63.9 million, $16.6 million, $19.2 million and $6.4 million of capital expenditures related to our rig building program that had been accrued but not paid as of December 31, 2004, 2003, 2002 and 2001, respectively.
(12)	The average rig utilization rate for a period represents the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.
(13)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of reimbursed expenses, totaling $32.5 million, $46.9 million, $64.4 million, $26.5 million, and $14.4 million for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively. Average revenues per day including these reimbursed expenses would have been $65,100, $67,700, $74,500, $77,800, and $61,700 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. The calculation of average revenues per day excludes all contract drilling revenues related to our platform rig operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an offshore oil and gas drilling contractor, currently owning or operating a fleet of 60 marine drilling rigs, including the ultra-deepwater semisubmersible, the GSF Development Driller II, which was delivered in February 2005. Our owned fleet includes 45 cantilevered jackup rigs, 10 semisubmersibles and three drillships. We currently have an additional ultra-deepwater semisubmersible nearing completion of construction, and we also operate two semisubmersible rigs for third parties under a joint venture agreement.

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

We derive substantially all of our revenues from our contract drilling and drilling management services operations, which depend on the level of drilling activity in offshore oil and natural gas exploration and development markets worldwide. These operations are subject to a number of risks, many of which are outside our control. For a discussion of these risks, see “Item 1. and 2. Business and Properties—Risk Factors.”

On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million in an all-cash transaction. Our land drilling fleet consisted of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt and three in Oman. Operating results for our land drilling operations had historically been included in contract drilling results. As a result of this sale, however, results of land drilling operations have been excluded from contract drilling results and are reflected in “Income from discontinued operations, net of tax effect” in the consolidated statements of income for all periods presented. For further information regarding our land drilling operations, see “Operating Results—Sale of Land Drilling Fleet (Discontinued Operations).”

Critical Accounting Estimates

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These estimates and assumptions used in connection with some of these policies affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. We consider our accounting estimates to be critical in areas where both: (1) the nature of the estimates and assumptions used are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (2) the impact of the estimates and assumptions is material to our operating results or financial condition. Following is a discussion of our critical accounting estimates in the areas of pension costs, properties and depreciation, impairment, income taxes and turnkey drilling costs.

PENSION COSTS

Our pension costs and liabilities are actuarially determined based on certain assumptions including expected long-term rates of return on plan assets, rate of increase in future compensation levels and the discount rate used to compute future benefit obligations. Actual results could differ materially from these actuarially determined amounts.

We use a December 31 measurement date for our pension plans. The following assumptions were used to determine our pension benefit obligations:

	December 31, 2004		December 31, 2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Discount rate	5.75%	5.25%	6.25%	5.50%
Rate of compensation increase	4.00%	4.00%	4.50%	4.25%

The following weighted average assumptions were used to determine our net periodic pension cost:

	Year Ended December 31,
	2004		2003		2002
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Discount rate	6.25%	5.50%	6.75%	6.75%	7.25%	6.75%
Expected long-term rate of return	9.00%	9.00%	9.00%	8.00%	9.00%	8.00%
Rate of compensation increase	4.50%	4.25%	4.50%	4.75%	4.50%	4.75%

The discount rates used to calculate the net present value of future benefit obligations at December 31, 2004 and 2003, and pension costs for the years ended December 31, 2004, 2003 and 2002, for both our U.S. and U.K. plans are based on the average of current rates earned on long-term bonds that receive a Moody’s rating of Aa or better.

We employ third-party consultants for our U.S. plans who use a portfolio return model to assess the initial reasonableness of the assumption on expected long-term rate of return on plan assets. Using asset class return, variance, and correlation assumptions, the model produces both the expected return and the distribution of possible returns (at every fifth percentile) for the chosen portfolio. Return assumptions developed by our consultants are forward-looking gross returns and are not developed by an examination of historical returns. The building block approach used by the portfolio return model begins with the current U.S. Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. The model then adds corporate bond spreads and equity risk premiums based on current market conditions, to develop the return expectations for each asset class based on the investment mix for our pension plans. The volatility and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted by our consultants to reflect expected capital market trends.

We also employ third-party consultants for our U.K. plans who assess the reasonableness of the assumption on expected long-term rate of return on plan assets based on surveys of various U.K. plans with similar asset allocations and investment targets. This assumption on expected long-term rate of return on plan assets is compared to various projections of long-term rates of returns compiled by both U.K. governmental agencies and banks.

Following is a summary of how changes in the assumed discount rate and expected return on assets, assuming all other factors remain unchanged, would affect the net periodic pension and postretirement benefit expense for 2004 and related pension and postretirement benefit obligations as of December 31, 2004:

		Discount Rate		Return on Plan Assets
	2004	+0.25%	-0.25%	+0.25%	-0.25%
	(In millions)
Net Periodic Pension Cost:
U.S. plans	$25.5	$23.9	$27.1	$25.0	$26.0
U.K. plans	$16.0	$14.3	$17.8	$15.8	$16.2

Accumulated Benefit Obligation:
U.S. plans	$308.5	$298.9	$318.3	N/A	N/A
U.K. plans	$178.5	$168.0	$189.8	N/A	N/A

Projected Benefit Obligation:
U.S. plans	$346.9	$335.9	$358.5	N/A	N/A
U.K. plans	$192.0	$180.5	$204.7	N/A	N/A

As of December 31, 2004, we had an unrecognized actuarial loss totaling $162.3 million for our U.S. and U.K. plans. This loss will be recognized in net periodic pension cost over the estimated remaining service lives of the active participants in the plans. Approximately $14.3 million of this loss is expected to be recognized in 2005.

The calculation of our other postretirement benefits costs and liabilities includes the weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits. This assumption is based on data available to management at the time the assumption is made. Actual results could differ materially from estimated amounts.

For further discussion of the components of our net periodic pension cost and funded status of our pension plans, see Note 9 of Notes to Consolidated Financial Statements.

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

Depreciation and amortization. We depreciate our rigs and equipment over their remaining estimated useful lives. Our estimates of these remaining useful lives may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry, among other things. We rely primarily on external sources of information as well as our own internal market data in assessing the impact of these factors on estimates of remaining useful lives. Estimates of remaining useful lives are also impacted by mechanical and structural factors. We review engineering data, operating history, maintenance history and third party inspections to assess useful lives from a structural and mechanical perspective. In determining estimated salvage values, we look primarily to external sources of information as well as our own internal data regarding the values of scrap metal and salvaged equipment. Changes in any of the assumptions made in estimating remaining useful lives and salvage values of our properties and equipment could result not only in increases or decreases in annual depreciation expense, but also could impact our criteria for analyzing properties and equipment for impairment.

We periodically evaluate the remaining useful lives and salvage values of our rigs, giving effect to operating and market conditions and upgrades performed on these rigs. As a result of recent analyses performed on our drilling fleet, effective January 1, 2004, we increased the remaining lives on certain rigs in our jackup fleet to 13 years from a range of 5.6 to 10.1 years, increased salvage values of these and other rigs in our jackup fleet from $0.5 million per rig to amounts ranging from $1.2 to $3.0 million per rig, and increased the salvage values of our semisubmersibles and certain of our drillships from $1.0 million per rig to amounts ranging from $2.5 to $4.0 million per rig. The effect of these changes in estimates was a reduction to depreciation expense for the year ended December 31, 2004, of approximately $18.3 million.

Impairment of Rigs and Drilling Equipment. We review our long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144, among other things, requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value and establishes criteria to determine when a long-lived asset is classified as available for sale. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of carrying amount or fair value less cost to sell. We recorded an impairment charge of approximately $1.2 million in the first quarter of 2004 related to the sale of the platform rig Rig 82 for a nominal sum in connection with our exit from the platform rig business. We did not incur any impairment charges in 2003 or 2002.

Our determination of impairment of rigs and drilling equipment, if any, requires estimates of undiscounted future cash flows. Actual impairment charges, if any, are recorded using an estimate of discounted future cash flows. The determination of future cash flows related to our rigs and drilling equipment requires us to estimate dayrates and utilization in future periods, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. Significant changes to the assumptions underlying our current estimates of cash flows could require a provision for impairment in a future period.

INCOME TAXES

We are a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, our tax provision is based upon the tax laws and rates in effect in the countries in which our operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary substantially. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions. Current income tax expense represents either liabilities expected to be reflected on our income tax returns for the current year, nonresident withholding taxes, or changes in prior year tax estimates which may result from tax audit adjustments. Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In order to determine the amount of deferred tax assets and liabilities, as well as of valuation allowances, we must make estimates and assumptions regarding future taxable income, where rigs will be deployed and other matters. Changes in these estimates and assumptions, as well as changes in tax laws, could require us to adjust the deferred tax assets and liabilities or valuation allowances, including as discussed below.

Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our NOL carryforwards. We have established a valuation allowance against the future tax benefit of a portion of our NOL carryforwards and could be required to record an additional valuation allowance if market conditions deteriorate and future earnings are below, or are projected to be below, our current estimates.

In December 2004, we completed a subsidiary realignment to separate our U.S. and foreign holding company structures. This realignment included the redemption of a minority interest in a foreign subsidiary held by one of our U.S. subsidiaries, along with the intercompany sale of certain rigs between U.S. and foreign subsidiaries based upon current projections of the long-term geographic areas of operations of these rigs. These transactions generated a U.S. taxable gain which resulted in a total tax expense of approximately $135.0 million. This expense was reduced in part by the recognition of $77.4 million of tax benefits resulting from the release of valuation allowances previously recorded against a portion of our U.S. NOL carryforwards, the recognition of a $6.8 million tax benefit from the release of deferred tax liabilities and the deferral of $8.3 million of tax expense related to the gain on the intercompany rig sales. This net deferred tax benefit will be recognized for financial reporting purposes over the remaining useful lives of the rigs. The total tax expense recognized for financial reporting purposes was $42.5 million, comprised of $37.4 million of deferred tax expense and $5.1 million of current tax expense.

We have not provided for U.S. deferred taxes on the unremitted earnings of our U.S. subsidiaries that are permanently reinvested. Should a distribution be made to us from the unremitted earnings of these U.S. subsidiaries, we could be required to record additional U.S. current and deferred taxes.

For a discussion of the impact of changes in estimates and assumptions affecting our deferred tax assets and liabilities, along with the components of our current and deferred income tax provisions, assets and liabilities, see “Operating Results—Income Taxes” following in this section and Note 10 of Notes To Consolidated Financial Statements.

TURNKEY DRILLING ESTIMATES

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is typically not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits upon completion of turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. For a discussion of the estimated costs recognized as part of our turnkey drilling operations at December 31, 2004, and the impact of revisions to estimated prior period costs on our drilling management services operations, see “Operating Results—Drilling Management Services.”

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

Worldwide

Market conditions continue to improve in substantially all of the world’s major offshore drilling markets. Our current market outlook for 2005 is one of increasing demand, resulting in higher utilization and dayrates for our cantilevered jackups, HDHE jackups and our mid-water depth semisubmersibles (designed for drilling in water depths of less than 7,500 feet). We also believe that demand will exceed supply in the ultra-deepwater floater market during 2005, leading to a greater backlog and improving dayrates. Our three drillships in this market are currently committed into the fourth quarter of 2005 and into 2006, and both of our ultra-deepwater semisubmersibles are committed to long-term contracts.

As market conditions improve further, we expect that a number of our competitors’ mid-water depth semisubmersibles and jackups that are currently “cold-stacked” (i.e. minimally crewed with little or no scheduled maintenance being performed) will reenter the market. During prior periods of high utilization and dayrates, industry participants increased the supply of rigs by ordering the construction of new units, creating an oversupply of drilling units and a decline in utilization and dayrates when the rigs entered the market, sometimes for extended periods of time. There are currently twenty jackup rigs under contract for construction with delivery dates ranging from 2005 to 2007. Most of these are cantilevered units capable of drilling in water depths in the 350 to 400 foot range, and are considered to be premium units. There are no semisubmersibles, other than ours, or drillships under construction, although a small number of units are being upgraded to a greater operating capability. We do not currently anticipate that this potential increase in the number of active units will have a significant adverse effect on dayrates in the near future, although the entry into service of units that are currently cold-stacked or under construction will increase supply and could curtail a further strengthening of dayrates in the affected markets or result in a softening of the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units would likely exacerbate the adverse effect on utilization and dayrates.

U.S. Gulf of Mexico

We currently operate eight cantilevered jackups and one mid-water semisubmersible in the U.S. Gulf of Mexico. The continuing strength in natural gas prices, combined with the mobilization of rigs to other markets in pursuit of longer-term or higher dayrate contracts has resulted in significant increases in utilization and dayrates for jackup rigs in this market. We believe dayrates will continue to increase through 2005 as demand for jackups in this market comes into balance with the remaining supply. As utilization of active rigs has improved, several previously cold-stacked lower-specification rigs have reentered the market but to date, these additional units have had no significant adverse impact on dayrates.

Ultra-deepwater market

In the ultra-deepwater market, we have observed a significant increase in dayrates as the number of projects requiring rigs with the technical specifications common to rigs capable of drilling in 7,500 feet of water or greater continues to increase and operators have been securing rigs for long-term development projects. As a result, we believe the equipment in this asset class will be fully utilized through the end of 2005 and well into 2006. We currently operate three ultra-deepwater drillships and one ultra-deepwater semisubmersible in this market.

North Sea

Our North Sea fleet currently includes four mid-water depth semisubmersibles (one of which is cold-stacked), four cantilevered HDHE jackups, and two cantilevered jackups.

Dayrates for active semisubmersibles continue to improve as drilling activity increases while the number of active rigs in this market has remained relatively constant. Utilization of the industry’s active fleet is currently 100% and most of these rigs are committed through 2005. Although three of our competitors’ cold-stacked semisubmersibles have been contracted to reenter the market, there has not been an adverse effect on dayrates to date. Seven additional mid-water depth semisubmersibles, however, remain cold-stacked in this region, which will likely limit the level to which dayrates can increase. In light of recent strength in dayrates for semisubmersibles in the North Sea, we are currently evaluating the cost to reactivate the GSF Arctic II, our cold-stacked semisubmersible in this market.

The market for HDHE jackup rigs in the North Sea remains strong, with a gradual increase in demand expected in 2005. As a result, we are beginning to see increases in dayrates for rigs in this class as rigs complete their current contracts and we expect this to continue through 2005.

The standard specification jackup rig market in the North Sea is beginning to show signs of recovery from the low utilization and dayrates experienced in 2004. We expect the overall demand for rigs in this class to continue to improve through 2005, with resulting increases in dayrates.

West Africa

We currently operate nine cantilevered jackups and two mid-water depth semisubmersibles in the West Africa market. Due to the continued mobilization of jackup rigs out of this market to other markets, we expect demand for jackup rigs to possibly exceed supply in 2005 as activity in this market increases. Current industry jackup utilization in this market is approaching 100%, and there are no cold-stacked jackups in this region. As a result, we expect further increases in dayrates for available units in this area in 2005. Two of our cantilevered jackups in this market are currently committed to long-term contracts. The GSF Adriatic V jackup began a 2 1/2-year contract in Angola in October, and the GSF Adriatic II jackup began a 2 1/2-year contract in November 2004. While dayrates for mid-water semisubmersibles in this area have shown considerable signs of improvement, we could experience periods of idle time between drilling programs. Several of our competitors’ units left the area in 2004, resulting in a tighter market which should exert upward pressure on dayrates. We expect activity in this market to improve beginning in mid 2005.

Southeast Asia

We currently operate seven cantilevered jackups in the Southeast Asia market. Although there has been a net increase in rigs in the region in 2004, we expect increasing demand to exceed the available supply of rigs in this market during 2005, creating shortages of available rigs and possibly delaying some drilling programs. Due to increases in demand in other markets, we believe it is unlikely that there will be any significant movements of rigs into this area from other markets in 2005. As a result, we expect continuing upward pressure on dayrates until the delivery during the period of late 2005 to 2007 of newbuild rigs currently under construction in Singapore.

Middle East & Mediterranean

We currently operate ten jackups in the Middle East and Mediterranean markets, consisting of three in the Egyptian Mediterranean, three in the Gulf of Suez, and four in the Arabian Gulf. We expect the Mediterranean jackup market to remain strong throughout 2005. We also continue to see strong demand for jackups in the Arabian Gulf, and we expect demand, especially for premium equipment, to increase in this area in 2005.

There are currently eleven jackups working in the Gulf of Suez with two operators holding more than 50% of the rig contracts. Although these operators continue to curtail spending in this mature area in favor of more attractive projects in the Mediterranean, we expect a balanced market in this area as other markets in the Middle East and Mediterranean absorb any excess supply that develops.

South America

We currently operate one jackup offshore Argentina, one mid-water semisubmersible offshore Venezuela and one HDHE jackup and two cantilevered jackups offshore Trinidad, including the GSF Constellation I, which commenced its long-term contract in August 2004. Although this market currently remains balanced, there are a limited number of drilling programs currently available. As a result, we expect that one or more of our units will leave this area during 2005. We expect little additional jackup demand to develop in the South American market through the first half of 2005.

Canada

We currently operate one HDHE jackup and one semisubmersible off the east coast of Canada. We expect this market to remain stable through 2005.

Operating Results

OVERVIEW

Data relating to our continuing operations by business segment follows:

	2004	Increase (Decrease)	2003	Increase (Decrease)	2002
	($ in millions)
Revenues:
Contract drilling (1)	$1,191.8	(6)%	$1,266.6	(14)%	$1,471.3
Drilling management	531.5	1%	528.4	27%	416.8
Oil and gas	31.6	51%	20.9	97%	10.6
Less: intersegment revenues	(31.2)	305%	(7.7)	(73)%	(28.7)

	$1,723.7	(5)%	$1,808.2	(3)%	$1,870.0

Operating income:
Contract drilling (1)	$119.1	(14)%	$138.0	(59)%	$334.7
Drilling management	6.7	(79)%	31.7	11%	28.6
Oil and gas	19.4	62%	12.0	150%	4.8
Gain on involuntary conversion of long-lived asset	24.0	N/A	—	N/A	—
Gain on sale of assets	27.8	N/A	—	N/A	—
Impairment loss on long-lived asset	(1.2)	N/A	—	N/A	—
Restructuring costs	—	(100)%	(3.4)	N/A	—
Corporate expenses	(62.0)	18%	(52.7)	(15)%	(61.8)

	$133.8	7%	$125.6	(59)%	$306.3

(1)	Contract drilling results for all periods presented exclude operating results related to land drilling operations, which are included in “discontinued operations” in the Consolidated Statements of Income.

Operating income increased by $8.2 million to $133.8 million for the year ended December 31, 2004, from $125.6 million in 2003, due primarily to a $24.0 million gain recorded from an insurance settlement related to the loss of the GSF Adriatic IV and gains totaling $27.8 million recorded in connection with the sale of CMI’s interest in a drilling project off the coast of Mauritania and the sale of a portion of CMI’s working interest in the Broom Field development project in the North Sea. These gains are discussed in more detail below. Excluding these gains, along with an impairment loss of $1.2 million recorded in connection with the sale of the platform rig Rig 82, operating income for 2004 was $83.2 million, a decrease of $42.4 million from the prior year. This decrease was due primarily to lower turnkey drilling performance and lower dayrates and utilization for our drilling fleet, particularly our ultra-deepwater and West Africa fleets, offset in part by higher oil volumes produced. We have provided operating income excluding the unusual items noted above, along with the corresponding change in operating income, because we believe that the excluded items are unrelated to operational performance for 2004 and, accordingly, that providing operating income excluding these items will provide assistance in comparing the results between the periods.

Operating income for 2003 decreased by $180.7 million to $125.6 million from $306.3 million for 2002 due primarily to lower utilization and dayrates for our drilling fleet, offset in part by higher average natural gas prices and production, lower corporate expenses and increased turnkey drilling activity.

Sale of Land Drilling Fleet (Discontinued Operations)

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

Land drilling operations had historically been included in our contract drilling segment operating results. As a result of this sale, however, results of land drilling operations have been excluded from contract drilling results and are reflected in “Income from discontinued operations, net of tax effect” in the consolidated statements of income for all periods presented. The following table lists the contribution of our land rig fleet to our consolidated operating results for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Revenues	$43.9	$106.5	$147.7
Expenses (income):
Direct operating expenses	27.9	74.2	106.9
Depreciation	4.0	15.7	15.3
Exit costs	6.8	—	—
Gain on sale of assets	(112.0)	—	—

	117.2	16.6	25.5
Provision for income taxes, including a net tax benefit of $1.1 in 2004 related to the gain on sale of assets	4.9	1.4	9.1

Income from discontinued operations, net of tax effect	$112.3	$15.2	$16.4

In connection with the sale of our land drilling fleet, we implemented an exit plan that included the closing of four area offices in Kuwait, Oman, Saudi Arabia and Venezuela, and the separation of approximately 1,400 employees. These employees were primarily rig personnel and related shorebase and area office personnel. These activities were completed as of December 31, 2004.

Estimated costs associated with this exit plan were recorded as a pretax charge in the second quarter of 2004. These accrued costs, changes in estimated costs and payments related to these exit activities for the period from May 21, 2004, to December 31, 2004, are summarized as follows:

	Employee Severance Costs	Office Closures	Other	Total
	(In millions)
Accrued exit costs	$4.3	$0.5	$1.4	$6.2
Changes in estimated costs	1.2	(0.3)	(0.3)	0.6
Payments	(5.5)	(0.2)	(1.1)	(6.8)

Liability at 12/31/04	$—	$—	$—	$—

Gain on Involuntary Conversion of Long-Lived Asset

In August 2004, the jackup GSF Adriatic IV encountered well control problems, caught fire and sank while drilling in the Mediterranean Sea off the coast of Egypt. All of our personnel on board the rig were evacuated safely, although the rig was a total loss. We received insurance proceeds totaling $40.0 million, net of our deductible, and recorded a gain of $24.0 million, net of taxes, in the third quarter of 2004.

Gains on Sales of Assets

In December 2003, CMI participated in a drilling project in West Africa off the coast of Mauritania. Our share of the costs incurred in connection with this project totaled approximately $3.4 million, $2.9 million of which was classified as unproved oil and gas properties at December 31, 2003. In March 2004, we sold our interest in this project for approximately $6.1 million and recorded a gain of $2.7 million ($2.0 million, net of taxes) in connection with this sale in the first quarter of 2004.

In September 2004, CMI completed the sale of 50% of its interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million and recorded a gain of $25.1 million ($13.3 million, net of taxes) in connection with this sale. CMI retains an eight percent working interest in this project.

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

CONTRACT DRILLING OPERATIONS

Data with respect to our contract drilling operations follows:

	2004	Increase/ (Decrease)	2003	Increase/ (Decrease)	2002
	($ in millions)
Contract drilling revenues by area: (1)
U.S. Gulf of Mexico	$263.7	(10)%	$291.6	(15)%	$342.0
North Sea	205.3	(19)%	253.3	(44)%	453.4
West Africa	201.9	(21)%	255.5	21%	210.3
Southeast Asia	157.6	3%	153.1	25%	122.7
Middle East	87.8	9%	80.5	40%	57.4
Mediterranean Sea	61.2	8%	56.7	(29)%	79.9
South America	109.1	326%	25.6	(64)%	70.8
Other	105.2	(30)%	150.3	11%	134.8

	$1,191.8	(6)%	$1,266.6	(14)%	$1,471.3

Average marine rig utilization by area:
U.S. Gulf of Mexico	95%	0%	95%	6%	90%
North Sea	74%	1%	73%	(14)%	85%
West Africa	81%	3%	79%	(8)%	86%
Southeast Asia	87%	1%	86%	5%	82%
Middle East	90%	(10)%	100%	1%	99%
Mediterranean Sea	94%	9%	86%	(4)%	90%
South America	82%	14%	72%	(28)%	100%
Other	87%	10%	79%	(18)%	96%
Total average rig utilization:	86%	1%	85%	(4)%	89%
Average revenues per day : (2)	$63,500	(4)%	$65,900	(9)%	$72,400

(1)	Includes revenue earned from affiliates.
(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of reimbursed expenses, totaling $32.5 million, $46.9 million and $64.4 million, respectively, for the years ended 2004, 2003, and 2002. Average revenues per day including these reimbursed expenses would have been $65,100, $67,700 and $74,500 for 2004, 2003 and 2002, respectively. The calculation of average revenues per day excludes all contract drilling revenues related to our platform rig operations, which have historically not been material to our contract drilling operations. We completed our planned exit from our platform rig operations in the first quarter of 2004.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Contract drilling revenues decreased by $74.8 million to $1,191.8 million for the year ended December 31, 2004, from $1,266.6 million for 2003. Lower dayrates and utilization for our drilling fleet accounted for $34.6 million and $21.2 million, respectively, of this decrease, and lower reimbursable and other revenues accounted for $14.4 million and $4.6 million, respectively, of the remainder. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have little or no effect on operating income. Other revenues include rig mobilization fees and miscellaneous fees including fees for labor, material, rental, handling and incentive bonuses.

The decreases in dayrates and utilization were due primarily to lower dayrates and utilization for our ultra-deepwater rigs and for our West Africa drilling fleet, along with lower utilization and dayrates for the GSF Galaxy II off the eastern coast of Canada, which remained idle for substantially all of the first half of 2004 before resuming operations in June 2004, and to the exit from substantially all of our platform rig business during the fourth quarter of 2003. These decreases were offset in part by increases in dayrates for the U.S. Gulf of Mexico jackup fleet and by the full-period utilization of the GSF Grand Banks offshore Canada, which was idle for the first half of 2003.

Contract drilling operating expenses before intersegment eliminations for the year ended December 31, 2004, decreased by $50.9 million to $828.9 million for 2004, from $879.8 million in 2003. This decrease was due primarily to lower labor costs, primarily as a result of the lower utilization and the exit from our platform rig operations discussed above, lower reimbursable expenses and lower repair and maintenance expenses.

The mobilization of marine rigs between the geographic areas shown below also affected each area’s revenues and utilization noted in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Rig 135	Semisubmersible	North Sea	West Africa	Jan-03
GSF Adriatic IV	Cantilevered Jackup	U.S. Gulf of Mexico	Mediterranean	Mar-03
GSF Jack Ryan	Drillship	Other (Australia)	West Africa	Aug-03
GSF Monitor	HDHE Jackup	North Sea	South America	Oct-03
GSF Jack Ryan	Drillship	West Africa	U.S. Gulf of Mexico	Jan-04
GSF Constellation I	Cantilevered Jackup	Southeast Asia	South America	May-04
GSF High Island IX	Cantilevered Jackup	West Africa	Middle East	Jun-04
GSF Constellation II	Cantilevered Jackup	Shipyard	South America	Jun-04
GSF Jack Ryan	Drillship	U.S. Gulf of Mexico	South America	Aug-04
GSF Arctic I	Semisubmersible	U.S. Gulf of Mexico	South America	Aug-04
GSF Adriatic XI	Cantilevered Jackup	North Sea	Southeast Asia	Oct-04
GSF Adriatic X	Cantilevered Jackup	U.S. Gulf of Mexico	Mediterranean	Nov-04
GSF Adriatic II	Cantilevered Jackup	U.S. Gulf of Mexico	West Africa	Nov-04

Contract drilling depreciation expense decreased by $3.2 million for the year ended December 31, 2004, compared to 2003. This decrease was due primarily to the effect of the change in estimates of remaining depreciable lives and salvage values of a portion of our fleet noted in the discussion of our critical accounting policies and estimates, offset in part by depreciation expense related to the GSF Constellation I and the GSF Constellation II, placed in service in August 2003 and September 2004, respectively, and to upgrades on several other rigs in our fleet.

Contract drilling operating income and operating margin (calculated as segment operating income divided by segment revenues) decreased to $119.1 million and 10.0%, respectively, for the year ended December 31, 2004, from $138.0 million and 10.9%, respectively, for 2003, due primarily to the lower rig utilization and dayrates discussed above.

Our contract drilling backlog at December 31, 2004, was $1.7 billion, consisting of $1.4 billion related to executed contracts and $0.3 billion related to customer commitments for which contracts had not yet been executed as of December 31, 2004. Approximately $1.0 billion of the backlog is expected to be realized in 2005. Our contract drilling backlog at December 31, 2003, was $996.6 million.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Contract drilling revenues decreased by $204.7 million to $1,266.6 million for 2003, compared to $1,471.3 million for 2002. Lower dayrates and utilization for our drilling fleet accounted for $105.9 million and $77.8 million, respectively, of this decrease, along with lower reimbursable revenues and other revenues, which decreased by $17.4 million and $3.6 million, respectively.

The decreases attributable to the drilling fleet were due primarily to both lower dayrates and utilization for the North Sea and West Africa fleets, lower dayrates for the Middle East drilling fleet and the GSF Arctic I and the GSF C. R. Luigs in the U.S. Gulf of Mexico and lower utilization of the GSF Grand Banks off the east coast of Canada, which was idle through the first half of 2003. These decreases in marine drilling revenues were offset in part by increases in both dayrates and utilization for our U.S. Gulf of Mexico jackup fleet and by an increase in utilization for GSF Rig 136 in Southeast Asia, which was undergoing upgrades during a substantial portion of 2002.

Contract drilling operating expenses before intersegment eliminations decreased by $23.4 million to $879.8 million in 2003 compared to $903.2 million in 2002, due primarily to decreases in repair and maintenance expenses, reimbursable expenses, Merger-related transition expenses incurred in 2002, and lower labor expense. The decrease in repair and maintenance expense was due to repair projects performed on several of our rigs in 2002, offset in part by repairs and maintenance work performed concurrent with upgrades on the GSF Grand Banks in 2003. The decrease in labor expense was due primarily to the lower utilization of the North Sea, West Africa and Middle East drilling fleets discussed above, offset in part by an increase in pension expense. We recorded approximately $14.8 million of Merger-related transition expenses in our contract drilling operations during 2002, which represent costs incurred as part of the integration of the operations of Global Marine and Santa Fe International.

Contract drilling depreciation expense increased by $16.1 million to $249.5 million from $233.4 million in 2002, due primarily to upgrades on several of our rigs during 2002 and the addition of the GSF Constellation I, which was placed into service in August 2003.

The effects of the lower dayrates and utilization and higher depreciation expense discussed above were reflected in our operating income and margin for contract drilling operations, which decreased to $138.0 million and 10.9%, respectively, for the year ended December 31, 2003, from $334.7 million and 22.7%, respectively, for 2002.

DRILLING MANAGEMENT SERVICES

Results of operations from our drilling management services segment may be limited by certain factors, in particular our ability to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. Our ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Furthermore, our ability to enter into turnkey drilling contracts may be constrained from time to time by the availability of GlobalSantaFe or third-party drilling rigs. Drilling management services results are also affected by the required deferral of turnkey drilling profit related to wells in which CMI is either the operator or holds a working interest. This turnkey profit is credited to our full-cost pool of oil and gas properties and is recognized over future periods through a lower depletion rate as reserves are produced. Accordingly, results of our drilling management service operations may vary widely from quarter to quarter and from year to year.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Drilling management services revenues increased by $3.1 million to $531.5 million for the year ended December 31, 2004, from $528.4 million for 2003. Approximately $97.0 million of this increase was attributable to higher average revenues per turnkey project and $10.7 million was attributable to an increase in the number of turnkey projects completed, offset in part by an $83.2 million decrease in reimbursable revenues and a $21.4 million decrease in daywork and other revenues. The decrease in reimbursable revenues is due primarily to a decrease in project management operations in 2004. As noted above in the discussion of our contract drilling results, however, reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. We completed 119 turnkey projects in 2004 (89 wells drilled and 30 well completions), compared to 116 turnkey projects in 2003 (85 wells drilled and 31 well completions).

Drilling management services operating income and margin, however, decreased to $6.7 million and 1.3%, respectively, for the year ended December 31, 2004, from $31.7 million and 6.0%, respectively, in 2003, due primarily to losses totaling approximately $21.1 million on 14 of our 119 projects completed during the year ended December 31, 2004. We also incurred a loss of $0.9 million in connection with our project management operations during the first quarter of 2004. Our turnkey operating results for 2003 include losses totaling $7.8 million on eight of the 116 turnkey projects completed.

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is typically not known at the time a project is completed (see “Critical Accounting Estimates—Turnkey Drilling Estimates”). Results for the years ended December 31, 2004 and 2003, were favorably affected by downward revisions to cost estimates of wells completed in prior years totaling $3.3 million and $4.8 million, respectively, which represented approximately 1.0% and 1.3%, respectively, of drilling management services expenses for 2003 and 2002. The effect of these revisions was more than offset, however, by the deferral of turnkey profit totaling $17.6 million in 2004 and $12.1 million in 2003 related to wells in which CMI was either the operator or held a working interest. This turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2004 drilling management services operating results totaled approximately $35.3 million at December 31, 2004. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount.

As of December 31, 2004, our drilling management services backlog was approximately $29 million, all of which is expected to be realized in 2005. Our drilling management services backlog was approximately $42 million at December 31, 2003.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Drilling management services revenues increased by $111.6 million to $528.4 million for the year ended December 31, 2003, from $416.8 million in 2002. This increase in revenues consisted primarily of $61.9 million attributable to a net increase in reimbursable revenues, $49.2 million attributable to an increase in the number of turnkey projects performed and $11.3 million attributable to increases in daywork and other revenues, offset in part by a $10.8 million decrease attributable to lower average revenues per turnkey project. We completed 116 turnkey projects in 2003, (85 wells drilled and 31 well completions) as compared to 98 turnkey projects in 2002 (78 wells drilled and 20 well completions).

Drilling management services operating income increased to $31.7 million for 2003 from $28.6 million in 2002, as a result of the increase in turnkey drilling activity noted above, while operating margin decreased to 6.0%, in 2003 from 6.9% in 2002, due primarily to lower margins achieved on turnkey wells drilled in 2003. The lower margins in 2003 resulted from the increase in reimbursable revenues noted above and from losses totaling $7.8 million on eight of the 116 turnkey projects completed in 2003, compared to losses totaling $3.1 million on five of the 98 turnkey projects completed in 2002. We also recognized $2.1 million of estimated losses in the fourth quarter of 2002 related to a well in progress at December 31, 2002, which we completed at a loss in the first quarter of 2003. This well is not included in the 2003 losses noted above. Operating income for the 2002 period also includes $1.5 million of revenue earned in the first quarter of 2002 related to a turnkey well drilled in the North Sea in December 2000, for which we were entitled to additional payments based on cumulative production from the well. Estimated costs included in 2003 drilling management services operating results totaled approximately $31.9 million at December 31, 2003.

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

OIL AND GAS OPERATIONS

CMI acquires interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Oil and gas revenues increased by $10.7 million to $31.6 million for the year ended December 31, 2004, from $20.9 million for 2003. Increases in oil production and prices, along with increases in gas prices accounted for $11.1 million, $1.4 million and $1.7 million, respectively, of this increase, offset in part by a decrease of $3.5 million due to lower gas volumes produced.

Operating income from our oil and gas operations, excluding the gains on asset sales discussed previously, increased by $7.4 million to $19.4 million in 2004 compared to $12.0 million in 2003, due primarily to the increase in revenues discussed above, offset in part by increases in lease operating expense as a result of the increases in oil production.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Oil and gas revenues increased by $10.3 million to $20.9 million for the year ended December 31, 2003, from $10.6 million for 2002. Increases in gas prices and production, along with an increase in oil prices accounted for $6.0 million, $3.7 million and $0.6 million, respectively, of this increase.

Operating income from our oil and gas operations increased by $7.2 million to $12.0 million in 2003 compared to $4.8 million in 2002, due primarily to the increase in revenues discussed above, offset in part by increases in labor and lease operating expense.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended December 31, 2004, increased by $8.7 million to $56.5 million, or 3.3% of revenues, from $47.8 million, or 2.6% of revenues, for 2003. The increase in general and administrative expenses was due primarily to an increase in management bonus accruals from relatively low 2003 levels, as discussed below, along with an increase in consulting fees incurred as part of our implementation of the requirements of the Sarbanes-Oxley Act of 2002.

General and administrative expenses decreased to $47.8 million for the year ended December 31, 2003, from $58.4 million for 2002 due primarily to lower management bonus accruals and professional fees. The lower management bonus accruals were a result of our lower than budgeted operating results for 2003. The decrease in professional fees resulted primarily from non-recurring professional fees incurred during 2002 as part of the integration of the operations of Global Marine and Santa Fe subsequent to the Merger.

OTHER INCOME AND EXPENSE

Interest expense was $55.5 million for 2004, $67.5 million for 2003 and $57.1 million for 2002. The decrease in interest expense for 2004 was due primarily to the retirement of Global Marine Inc.’s 7 1/8% Notes due 2007 on June 30, 2004, as discussed below. The increase in interest expense in 2003 compared to 2002 was due primarily to the issuance of the 5% Notes on February 11, 2003, offset in part by the effects of fixed-for-floating interest rate swaps on a portion of our long-term debt. For a discussion of these fixed-for-floating swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Fair Value Risk.”

We capitalized $41.0 million, $34.9 million and $20.5 million of interest costs in 2004, 2003 and 2002, respectively, primarily in connection with our rig expansion program discussed in “Liquidity and Capital Resources—Financing and Investing Activities.”

Interest income increased to $12.3 million for the year ended December 31, 2004, from $11.2 million in 2003, due primarily to an increase in our average cash and marketable securities balances for 2004 as a result of the receipt of proceeds from the sale of our land rig fleet, the loss of the GSF Adriatic IV and the sale of a portion of CMI’s interest in the Broom Field, offset in part by funds used to redeem Global Marine Inc.’s 7 1/8% Notes due 2007. Interest income decreased to $11.2 million for the year ended December 31, 2003, from $15.1 million in 2002, as a result of lower interest rates earned in 2003 on our cash, cash equivalents and marketable securities balances, offset in part by an increase in cash and cash equivalents balances resulting from the issuance of the 5% Notes.

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

Other expense of $1.2 million for the year ended December 31, 2004, includes a loss of $3.8 million on a commodity derivative entered into in the first quarter of 2004, offset in part by realized gains of $1.6 million on the sale of marketable securities related to one of our nonqualified pension plans. Other income totaled $25.0 million for the year ended December 31, 2003, due primarily to $22.3 million awarded to us in 2003 as a result of the settlement of claims filed in 1993 with the United Nations Compensation Commission (“UNCC”) for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures. Other income totaled $2.3 million in 2002, due primarily to net gains totaling $4.0 million recorded on embedded derivative financial instruments associated with two-year variable-dayrate contracts for two of our cantilevered jackups. These net gains in 2002 were offset in part by a $1.1 million loss on the sale of long-term marketable securities related to one of our retirement plans.

INCOME TAXES

Our effective income tax rates for financial reporting purposes were approximately 68%, 12% and 9% for the years ended December 31, 2004, 2003 and 2002, respectively. The effective rate for 2004 includes the effect of a $42.5 million charge related to the subsidiary realignment discussed below. Excluding the $42.5 million charge, our income tax expense would have been $24.1 million, which when divided into our pretax income from continuing operations of $98.0 million, yields an effective tax rate of 25%. The effective rate for 2003 was reduced by the effect of the $22.3 million UNCC settlements discussed above, partially offset by a net total of $3.2 million of other discrete items. Excluding these settlements, our pretax income from continuing operations for 2003 would have been $106.9 million, which when divided into the tax provision from continuing operations of $15.0 million, yields an effective tax rate of 14%. The 2004 effective tax of 25% (excluding the $42.5 million charge) is higher than 2003 due primarily to a change in our mix of earnings between domestic earnings and foreign earnings in high and low tax jurisdictions. The tax provision for 2003 also includes a net deferred tax benefit of $11 million related to the release of a valuation allowance against our U.K. NOL carryforwards. We determined during 2003 that, based on earnings projections at that time, it was more likely than not that the remaining NOL carryforwards balance in this jurisdiction would be fully utilized. The effective tax rates for 2004 and 2003 excluding the effects of these unusual items are presented because we believe that these effective tax rates will provide assistance in comparing the results between the periods.

In December 2004, we completed a realignment of our subsidiaries to separate our international and domestic holding companies to improve operational and financial efficiencies within our organization. This realignment included the redemption of a minority interest in a foreign subsidiary held by one of our U.S. subsidiaries, along with the intercompany sale of certain rigs between U.S. and foreign subsidiaries based upon current projections of the long-term geographic areas of operations of these rigs. These transactions generated a U.S. taxable gain which resulted in a total tax expense of approximately $135.0 million. This expense was reduced in part by the recognition of $77.4 million of tax benefits resulting from the release of valuation allowances previously recorded against a portion of our U.S. NOL carryforwards, the recognition of a $6.8 million tax benefit from the release of deferred tax liabilities and the deferral of $8.3 million of tax expense related to the gain on the intercompany rig sales. This net deferred tax benefit will be recognized for financial reporting purposes over the remaining useful lives of the rigs. The total tax expense recognized for financial reporting purposes was $42.5 million, comprised of $37.4 million of deferred tax expense and $5.1 million of current tax expense.

We decreased the valuation allowance against the net deferred tax assets in certain foreign jurisdictions by $7.4 million and $19.3 million in 2004 and 2003, respectively. As discussed above, a portion of the 2003 decrease relates to the NOL carryforwards in the U.K. We determined during 2003 that, based on earnings projections at that time, it was more likely than not that the remaining NOL carryforwards balance in this jurisdiction would be fully utilized. This adjustment resulted in a 2003 net deferred tax benefit of $11 million.

We intend to permanently reinvest all of the unremitted earnings of our U.S. subsidiaries in their businesses. As a result, we have not provided for U.S. deferred taxes on $911.3 million of cumulative unremitted earnings at December 31, 2004. The reduction in unremitted earnings at December 31, 2004, compared to the $1.4 billion of unremitted earnings at December 31, 2003, is primarily the result of the subsidiary realignment mentioned above. Should a distribution be made to us from the unremitted earnings of our U.S. subsidiaries, we could be required to record additional U.S. current and deferred taxes. It is not practicable to estimate the amount of deferred tax liability associated with these unremitted earnings.

TRANSACTIONS WITH AFFILIATES

In connection with the initial public offering of Santa Fe International, Santa Fe International entered into an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings, which agreement was amended in connection with the Merger. The intercompany agreement, as amended, provides that, as long as Kuwait Petroleum Corporation and its affiliates, in the aggregate, own at least 10% of our outstanding ordinary shares, the consent of SFIC Holdings is required to change the jurisdiction of any of our existing subsidiaries or incorporate a new subsidiary in any jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates or to reincorporate us in another jurisdiction. The intercompany agreement, as amended, also provides SFIC Holdings the right to designate up to three representatives to our Board of Directors based on SFIC Holdings’ ownership percentage and provides SFIC Holdings rights to access information concerning us. At December 31, 2004, SFIC Holdings held approximately 18.4% of our outstanding ordinary shares.

As part of our land drilling operations, we provided contract drilling services in Kuwait to the Kuwait Oil Company, K.S.C. (“KOC”), a subsidiary of Kuwait Petroleum Corporation, and also provided contract drilling services to a partially owned affiliate of KOC in the Kuwait-Saudi Arabian Partitioned Neutral Zone. Such services were performed pursuant to drilling contracts containing terms and conditions and rates of compensation which materially approximated those that were customarily included in arm’s-length contracts of a similar nature. In connection therewith, KOC provided us rent-free use of certain land and maintenance facilities. On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment and we no longer provide contract drilling services to KOC. We still, however, maintain an agency agreement with a subsidiary of Kuwait Petroleum Corporation that obligates us to pay certain agency fees. We believe the terms of this agreement are more favorable than those which could be obtained with an unrelated third party in an arm’s-length negotiation, but the value of such terms is currently immaterial to our results of operations.

During the year ended December 31, 2004, we earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $20.5 million and paid $211,000 of agency fees pursuant to the agency agreement. During the year ended December 31, 2003, we earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $45.6 million and paid $444,000 of agency fees pursuant to the agency agreement. During the year ended

December 31, 2002, we earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $62.7 million and paid $586,000 of agency fees pursuant to the agency agreement. At December 31, 2004 and 2003, we had accounts receivable from affiliates of Kuwait Petroleum Corporation of $2.1 million and $6.8 million, respectively.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. As of December 31, 2004, we had $808.6 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $846.8 million in cash, cash equivalents and marketable securities at December 31, 2003, and an additional $70.0 million of marketable securities with remaining maturity dates in excess of one year at December 31, 2003, all of which were unrestricted. Cash generated from operating activities totaled $224.8 million, $399.9 million and $551.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

In September 2004, CMI completed the sale of 50% of its interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million in connection with this sale. CMI retains an eight percent working interest in this project.

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

INVESTING AND FINANCING ACTIVITIES

In February 2005, we took delivery of one of our two ultra-deepwater semisubmersibles ordered from PPL Shipyard PTE, Ltd. of Singapore (“PPL”), the GSF Development Driller II. Construction costs for the GSF Development Driller II are expected to total approximately $311 million, excluding $46 million of capital spares, startup expenses, customer-required modifications and mobilization costs and $38 million of capitalized interest.

Capital expenditures in connection with the construction of the GSF Development Driller I, the other ultra-deepwater semisubmersible ordered from PPL are expected to total approximately $308 million, excluding $53 million of capital spares, startup expenses, customer-required modifications and mobilization costs, including additional startup costs that we expect to incur as a result of the derrick failure discussed below, and $54 million of capitalized interest. We currently expect that the delivery of the GSF Development Driller I will occur in March 2005.

In 2004, the GSF Development Driller I suffered a failure of a portion of its derrick while undergoing testing in May 2004. The investigation into the cause of the loss revealed a design defect in the derrick, which is identical to the derrick installed aboard the GSF Development Driller II. Both derricks required modifications, which are now complete. We expect that the direct costs for repair of the derrick and damaged equipment will be borne by the equipment supplier.

In July 2004, PPL presented us with a claim for additional costs in respect of the construction of the GSF Development Driller I. The claim totaled approximately $32 million, with approximately $10 million of that amount attributable to change order claims. The balance of the claim alleged delay and disruption to the construction schedule caused by us, resulting in loss of productivity and additional costs to the shipyard. In September 2004, PPL presented a claim for additional costs in respect of the construction of the GSF Development Driller II. That claim totaled approximately $33 million, and was comprised of approximately $24 million for delay and disruption to the construction schedule allegedly caused by us and for the cost of additional labor employed to meet the revised delivery schedule, with the balance for change order claims advanced by the shipyard. We have paid $7.6 million, which is included in the capitalized cost of the rig, for additional labor costs concerning the GSF Development Driller II. The balance of the claims for both rigs has now been settled for a total additional payment of $19.9 million, of which $15.0 million relates to the claim for the GSF Development Driller I and $4.9 million relates to the GSF Development Driller II. The amounts for each rig are included in their capitalized costs discussed above.

We expect to fund all construction and startup costs of these rigs from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

BP America Production Company (“BP”) has awarded a three-year contract to the GSF Development Driller II for its Atlantis project in the U.S. Gulf of Mexico. The estimated 20-well project has a total contract value of approximately $200 million, and is expected to commence in July 2005. BHP Billiton Petroleum (Americas) Inc. has awarded a two-year contract to the GSF Development Driller I for its project in the U.S. Gulf of Mexico. The multi-well exploration and development program is also expected to commence in July 2005 and has a total contract value of $157 million.

In March 2004, we took delivery of the GSF Constellation II, the second of our two high-performance jackups ordered from PPL. Construction costs for this jackup totaled approximately $131 million, excluding $20 million of capitalized interest, capital spares, startup expenses and mobilization costs.

In September 2004, CMI completed the sale of 50% of its working interest in a development project in the North Sea. As a result, CMI now holds an eight percent working interest in this project. CMI’s remaining portion of the development costs of this project is now expected to total approximately £0.2 million ($0.4 million).

In the first quarter of 2004, we purchased a new enterprise resource management software system from SAP America, Inc. (“SAP”) to provide greater efficiencies in materials management operations and integration of both financial and other operating data between our domestic and international operations. Costs related to the purchase and implementation of this system are expected to total $25.7 million, of which $12.2 million has been incurred as of December 31, 2004, and an additional $13.5 million is expected to be incurred in 2005.

On June 30, 2004, we completed the redemption of the entire outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, for a total redemption price of $331.7 million, plus accrued and unpaid interest of $7.1 million. We funded the redemption price from our existing cash, cash equivalents and marketable securities balances.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 17.5% at December 31, 2004, compared to 22.3% at December 31, 2003. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.8 million at both December 31, 2004 and 2003.

OTHER USES OF CASH AND CASH EQUIVALENTS

In July 2004, we made a discretionary contribution to a pension plan covering certain of our non-U.S. payroll employees of approximately $9.6 million. In August 2004, we made a discretionary contribution of $50.0 million to our U.S. qualified pension plan.

As of December 31, 2004, we have incurred cumulative direct costs totaling approximately $4.6 million as part of our implementation of the requirements of the Sarbanes-Oxley Act of 2002.

FUTURE CASH REQUIREMENTS

At December 31, 2004, we had total long-term debt and capital lease obligations, including the current portion of our long-term debt and capital lease obligations, of $946.5 million and shareholders’ equity of $4,466.4 million. Long-term debt, including current maturities, consisted of $350.7 million (net of discount) Zero Coupon Convertible Debentures due 2020; $297.0 million (net of discount) 7% Notes due 2028; $257.4 (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $41.4 million. We were in compliance with our debt covenants at December 31, 2004.

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

The Zero Coupon Convertible Debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. We have the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe Ordinary Shares (4,875,062 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require us to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. Since the holders of these debentures have the right to require us to repurchase these debentures as early as June 23, 2005, we have reclassified these debentures to current maturities as of December 31, 2004. The aggregate accreted value for the Zero Coupon Convertible Debentures will be approximately $356.6 million at June 23, 2005. While we may pay the repurchase price with either cash or stock or a combination thereof, we anticipate funding any repurchase from our cash and cash equivalents and marketable securities.

Total capital expenditures for 2005 are currently estimated to be approximately $244 million, including $20 million in connection with the remaining construction of the GSF Development Driller I, including startup costs, customer-required modifications, capital spares and mobilization costs, $46 million for the GSF Development Driller II, $62 million for major upgrades to the marine fleet, $76 million for other purchases and replacements of capital equipment, $20 million for capitalized interest, $7 million (net of intersegment eliminations) for oil and gas operations and $13 million for other capital expenditures.

In August 2002, our Board of Directors authorized us to repurchase up to $150 million of our ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the year ended December 31, 2004. At December 31, 2004, $98.6 million of this authorized amount remained available for future purchases.

We have various commitments primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs. We expect to fund these commitments from our existing cash and cash equivalents and future cash flow from operations.

The following table summarizes our contractual obligations at December 31, 2004:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In millions)
Principal payments on long-term debt (1)	$906.6	$356.6	$—	$—	$550.0
Interest payments	599.8	33.5	67.0	67.0	432.3
Capital lease obligations (2)	62.8	9.8	19.6	3.6	29.8
Non-cancellable operating leases	37.6	9.9	14.8	8.5	4.4
Construction and development commitments (3)	79.5	79.5	—	—	—

Total contractual obligations	$1,686.3	$489.3	$101.4	$79.1	$1,016.5

(1)	Represents cash payments required. Long-term debt, including current maturities, totaled $905.1 million, net of unamortized discount, at December 31, 2004. Holders of the Zero Coupon Convertible Debentures have the right to require us to repurchase the debentures as early as June 23, 2005. The repurchase obligation at that time is included in the “Less than 1 Year” column.
(2)	Represents cash payments required. A portion of these obligations is recorded on our balance sheet at net present value at December 31, 2004.
(3)	Consists of commitments related to the remaining newbuild construction and the enterprise resource management system discussed above.

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

We believe that we will be able to meet all of our current obligations, including working capital requirements, capital expenditures, lease obligations, construction and development commitments and debt service, from our existing cash, cash equivalents and total marketable securities balances, along with future cash flow from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, which allowed companies to compute compensation cost for each employee stock option granted as the amount by which the quoted market price of the common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. We currently account for our stock option and stock-based compensation plans using the intrinsic-value method under APB Opinion No. 25. SFAS123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. As a result of the implementation of SFAS123R, we expect to incur stock-based compensation expense totaling approximately $13.2 million in 2005, including $3.7 million attributable to grants of restricted stock. For a discussion of the pro forma effect on our earnings for the three-year period ended December 31, 2004, had compensation cost for our stock-based compensation plans been recognized based on fair values as of the dates of grant, see “Stock-Based Compensation” in Note 2 of Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

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

We have interest rate risk in connection with these fully defeased financing leases for the GSF Jack Ryan and GSF C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the December 31, 2004, LIBOR rate of 4.883% were to continue over the next eight years, we would be required to fund an additional estimated $48.5 million during that period. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

In addition to these defeased financing leases, we also have entered into fixed-for-floating interest rate swaps with a total notional amount of $175 million as of December 31, 2004, effectively converting a portion of our 5% Notes into variable-rate debt (see “Fair Value Risk” below). We do not consider our exposure to interest rate fluctuations as a result of these swaps to be material to our financial position, results of operations or cash flows.

FAIR VALUE RISK

Investments. The objectives of our investment strategy are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As a result, the portion of our short-term investment portfolio classified as cash and cash equivalents at December 31, 2004, consisted primarily of high credit quality commercial paper, U.S. Treasury notes, Eurodollar debt securities and money market funds, all with original maturities of less than three months. We believe that the carrying value of these investments approximated market value at December 31, 2004, due to the short-term nature of these instruments.

As part of our cost-effectiveness efforts, we have outsourced the management of portions of our marketable securities portfolio to third party investment firms. These firms manage the investment of these securities with the goal of optimizing returns on these investments while investing within guidelines set forth by our management. Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we changed the classification of our marketable securities portfolio from held-to-maturity to available-for-sale, effective June 30, 2004, and have recorded these marketable securities at fair value on our Consolidated Balance Sheet at December 31, 2004. In addition, we held other investments in debt and equity securities also classified as available-for-sale held in connection with certain nonqualified pension plans, which were included in “Other assets” at December 31, 2004 and 2003. Unrealized gains included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet at December 31, 2004, related to our total marketable securities portfolio totaled approximately $4.4 million.

Long-term debt. Our long-term debt is subject to fair value risk due to changes in market interest rates. In addition, the fair value of our zero coupon convertible debt is subject to changes in the market price of our ordinary shares.

The estimated fair value of our $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $340.4 million at December 31, 2004, compared to the carrying amount of $297.0 million. The estimated fair value of our $600 million Zero Coupon Convertible Debentures due 2020, based on quoted market prices, was $351.0 million at December 31, 2004, compared to the carrying amount of $350.7 million. The estimated fair value of our $250 million principal amount 5% Notes due 2013, based on quoted market prices, was $252.0 million at December 31, 2004, compared to the carrying amount of $257.4 million. The carrying value of our 5% Notes due 2013 includes a mark-to-market adjustment of $7.9 million at December 31, 2004, related to fixed-for-floating interest rate swaps discussed below.

We have engaged third-party consultants to assess the impact of changes in interest rates and share prices on the fair values of our long-term debt based on a hypothetical ten-percent increase in market interest rates and a hypothetical ten-percent decrease in the price of our ordinary shares. Market interest rate and share price volatility are dependent on many factors that are impossible to forecast, and actual interest rate increases and share price decreases could be more severe than the hypothetical ten-percent change.

Based upon these sensitivity analyses, if prevailing market interest rates had been ten percent higher at December 31, 2004, and all other factors affecting our debt remained the same, the fair value of our 7% Notes due 2028, as determined on a present-value basis using prevailing market interest rates, would have decreased by $23.3 million or 6.8%, the fair value of the 5% Notes due 2013 would have decreased by $7.9 million or 3.1%, and the fair value of our zero coupon convertible debt would have decreased by less than one percent. With respect to our zero coupon convertible debt, if the market price of our ordinary shares had been ten percent lower at December 31, 2004, and all other factors remained the same, the decrease in the fair value of the zero coupon convertible debt would have been less than one percent.

We manage our fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed-upon notional amount.

In August 2003, we entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $100 million, effective August 2003 through February 2013. In May 2004, we entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $75 million, effective May 2004 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013 (the “5% Notes”). Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.247% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. As of December 31, 2004, we had fixed-for-floating interest rate swaps with a total notional amount of $175 million related to our 5% Notes. The total estimated aggregate fair value of these swaps at December 31, 2004, was an asset of $7.9 million.

In connection with the sensitivity analyses performed relative to the fair values of our long-term debt discussed above, similar analyses were performed to assess the impact of market interest rate movements on the fair values of the fixed-for-floating swaps related to the 5% Notes. Based upon these analyses, if prevailing market interest rates had been ten percent higher at December 31, 2004, and all other factors affecting these swaps had remained the same, the aggregate fair value of the fixed-for-floating interest rate swaps, as determined on a present-value basis using prevailing market interest rates, would have decreased by $5.4 million or 68.4%.

FOREIGN CURRENCY RISK

We are subject to foreign currency risk throughout our international operations (see “Risk Factors—We May Suffer Losses as a Result of Foreign Exchange Restrictions, Foreign Currency Fluctuations and Limitations on Our Ability to Repatriate Income or Capital to the U.S.”). We attempt to minimize this currency risk by seeking international drilling contracts payable in local currency in amounts equal to our estimated local currency-based operating costs and in U.S. dollars for the balance of the contract. We incurred foreign currency exchange losses totaling approximately $6.1 million in 2004. Our foreign currency exchange gains and losses were immaterial for 2003 and 2002. Due to the multiple foreign currencies impacting our various areas of operations, we cannot accurately quantify through a sensitivity analysis the impact of changes in these currencies. Although we have not historically entered into financial hedging transactions to manage risks relating to fluctuations in currency exchange rates, we may enter into such transactions in the future.

CREDIT RISK

The market for our services and products is the offshore oil and gas industry, and our customers consist primarily of major integrated international oil companies and independent oil and gas producers. We perform ongoing credit evaluations of our customers and have not historically required material collateral. We maintain reserves for potential credit losses, and such losses have been within management’s expectations.

Our cash deposits were distributed among various banks in our areas of operations throughout the world as of December 31, 2004. In addition, we had commercial paper, money-market funds and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result, we believe that credit risk in such instruments is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlobalSantaFe Corporation

We have completed an integrated audit of GlobalSantaFe Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of GlobalSantaFe Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 2, 2005

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Contract drilling	$1,176.9	$1,263.9	$1,458.8
Drilling management services	515.2	523.4	400.6
Oil and gas	31.6	20.9	10.6

Total revenues	1,723.7	1,808.2	1,870.0

Expenses and other operating items:
Contract drilling	811.5	876.4	890.7
Drilling management services	508.5	491.7	371.9
Oil and gas	7.2	5.8	3.6
Depreciation, depletion and amortization	256.8	257.5	239.1
Gain on involuntary conversion of long-lived asset	(24.0)	—	—
Gain on sale of assets	(27.8)	—	—
Impairment loss on long-lived assets	1.2	—	—
Restructuring costs	—	3.4	—
General and administrative	56.5	47.8	58.4

Total operating expenses and other operating items	1,589.9	1,682.6	1,563.7

Operating income	133.8	125.6	306.3
Other income (expense):
Interest expense	(55.5)	(67.5)	(57.1)
Interest capitalized	41.0	34.9	20.5
Interest income	12.3	11.2	15.1
Loss on early retirement of long-term debt	(32.4)	—	—
Other	(1.2)	25.0	2.3

Total other income (expense)	(35.8)	3.6	(19.2)

Income before income taxes	98.0	129.2	287.1
Income tax provision (benefit):
Current tax provision	52.6	26.7	45.9
Deferred tax provision (benefit)	14.0	(11.7)	(20.3)

Total income tax provision	66.6	15.0	25.6

Income from continuing operations	31.4	114.2	261.5
Income from discontinued operations, net of tax effect	112.3	15.2	16.4

Net income	$143.7	$129.4	$277.9

Earnings per ordinary share (Basic):
Income from continuing operations	$0.13	$0.49	$1.12
Income from discontinued operations	0.48	0.06	0.07

Net income	$0.61	$0.55	$1.19

Earnings per ordinary share (Diluted):
Income from continuing operations	$0.13	$0.49	$1.11
Income from discontinued operations	0.48	0.06	0.07

Net income	$0.61	$0.55	$1.18

See notes to consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions)

ASSETS

	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$606.7	$711.8
Marketable securities	201.9	135.0
Accounts receivable, less allowance for doubtful accounts of $3.5 in 2004 and $7.9 in 2003	360.8	313.5
Costs incurred on turnkey drilling projects in progress	18.5	10.5
Assets held for sale	—	205.8
Prepaid expenses	31.7	30.2
Other current assets	5.0	6.0

Total current assets	1,224.6	1,412.8

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,381.9 in 2004 and $1,158.0 in 2003	3,570.8	3,529.2
Construction in progress	736.2	629.8
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $17.7 in 2004 and $12.7 in 2003	22.9	21.2

Net properties and equipment	4,329.9	4,180.2

Goodwill	338.1	352.1
Future income tax benefits	32.8	31.2
Other assets	72.8	173.4

Total assets	$5,998.2	$6,149.7

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2004	2003
Current liabilities:
Accounts payable	$210.8	$179.6
Current maturities of long-term debt	350.7	—
Accrued compensation and related employee costs	76.2	67.5
Accrued income taxes	27.1	8.0
Accrued interest	6.4	13.5
Deferred revenue	23.5	27.6
Capital lease obligations	9.8	9.8
Other accrued liabilities	68.5	86.1

Total current liabilities	773.0	392.1

Long-term debt	554.4	1,191.4
Capital lease obligations	31.6	39.5
Deferred income taxes	39.0	21.5
Other long-term liabilities	133.8	177.6
Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600 million shares authorized, 235,957,481 shares and 233,516,104 shares issued and outstanding at December 31, 2004 and 2003, respectively	2.4	2.3
Additional paid-in capital	3,004.3	2,959.1
Retained earnings	1,501.6	1,410.8
Accumulated other comprehensive loss	(41.9)	(44.6)

Total shareholders’ equity	4,466.4	4,327.6

Total liabilities and shareholders’ equity	$5,998.2	$6,149.7

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$143.7	$129.4	$277.9
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion and amortization	260.8	273.2	254.4
Deferred income taxes	9.5	(10.3)	(18.8)
Gain on involuntary conversion of long-lived asset	(24.0)	—	—
Gain on sale of assets	(139.8)	—	—
Impairment loss on long-lived asset	1.2	—	—
Loss on early retirement of long-term debt	32.4	—	—
Changes in working capital:
(Increase) decrease in accounts receivable	(27.1)	28.3	26.3
(Increase) decrease in prepaid expense and other current assets	(5.7)	10.1	(30.5)
(Decrease) increase in accounts payable	(16.9)	(27.0)	48.6
Decrease in accrued liabilities	(3.4)	(14.2)	(9.4)
Increase (decrease) in deferred revenues	0.4	(16.8)	8.7
(Decrease) increase in other long-term liabilities	(16.0)	5.1	(8.4)
Other, net	9.7	22.1	2.3

Net cash flows from operating activities	224.8	399.9	551.1

Cash flows from investing activities:
Capital expenditures	(405.6)	(468.6)	(561.3)
Proceeds from sale of land drilling fleet assets	316.5	—	—
Proceeds from involuntary conversion of long-lived asset	40.0	—	—
Proceeds from disposals of property and equipment	58.7	5.9	93.4
Purchases of held-to-maturity marketable securities	(169.2)	(364.5)	(282.9)
Proceeds from maturities of held-to-maturity marketable securities	254.0	219.0	353.0
Purchases of available-for-sale marketable securities	(195.9)	(19.2)	(18.7)
Proceeds from sales of available-for-sale marketable securities	115.9	8.5	12.2

Net cash flow provided by (used in) investing activities	14.4	(618.9)	(404.3)

Cash flows from financing activities:
Dividend payments	(46.9)	(36.7)	(30.4)
Issuance of long-term debt, net of discount	—	249.4	—
Reductions of long-term debt	(331.7)	—	—
Deferred financing costs	—	(3.6)	—
Lease/leaseback transaction	—	37.0	—
Payments on capitalized lease obligations	(9.7)	(8.3)	(1.8)
Ordinary shares repurchased and retired	—	—	(51.4)
Proceeds from issuance of ordinary shares	43.5	9.7	27.3
Other	0.5	6.3	8.2

Net cash flow (used in) provided by financing activities	(344.3)	253.8	(48.1)

(Decrease) increase in cash and cash equivalents	(105.1)	34.8	98.7
Cash and cash equivalents at beginning of period	711.8	677.0	578.3

Cash and cash equivalents at end of period	$606.7	$711.8	$677.0

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2001	233,490,149	$2.3	$2,949.1	$1,096.2	$(14.4)	$4,033.2
Net income	—	—	—	277.9	—	277.9
Minimum pension liability adjustment	—	—	—	—	(26.7)	(26.7)
Change in unrealized loss on securities	—	—	—	—	0.5	0.5

Comprehensive income						251.7
Exercise of employee stock options	1,684,807	—	24.6	—	—	24.6
Shares issued under other benefit plans	105,839	—	3.9	—	—	3.9
Share repurchase program	(2,374,600)	—	(30.1)	(21.3)	—	(51.4)
Dividends declared	—	—	—	(30.4)	—	(30.4)
Shares canceled	(17,194)	—	—	—	—	—
Income tax benefit from stock option exercises	—	—	2.6	—	—	2.6

Balance at December 31, 2002	232,889,001	2.3	2,950.1	1,322.4	(40.6)	4,234.2
Net income	—	—	—	129.4	—	129.4
Minimum pension liability adjustment	—	—	—	—	(7.7)	(7.7)
Change in unrealized loss on securities	—	—	—	—	3.7	3.7

Comprehensive income						125.4
Exercise of employee stock options	374,160	—	4.6	—	—	4.6
Shares issued under other benefit plans	264,949	—	6.6	—	—	6.6
Dividends declared	—	—	—	(41.0)	—	(41.0)
Shares canceled	(12,006)	—	(0.3)	—	—	(0.3)
Income tax benefit from stock option exercises	—	—	(1.9)	—	—	(1.9)

Balance at December 31, 2003	233,516,104	2.3	2,959.1	1,410.8	(44.6)	4,327.6
Net income	—	—	—	143.7	—	143.7
Minimum pension liability adjustment	—	—	—	—	1.7	1.7
Unrealized gain on securities	—	—	—	—	1.0	1.0

Comprehensive income						146.4
Exercise of employee stock options	2,234,423	0.1	38.0	—	—	38.1
Shares issued under other benefit plans	250,928	—	6.7	—	—	6.7
Dividends declared	—	—	—	(52.9)	—	(52.9)
Shares canceled	(43,974)	—	(1.2)	—	—	(1.2)
Income tax benefit from stock option exercises	—	—	1.7	—	—	1.7

Balance at December 31, 2004	235,957,481	$2.4	$3,004.3	$1,501.6	$(41.9)	$4,466.4

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, currently owning or operating a fleet of 60 marine drilling rigs, including the ultra-deepwater semisubmersible GSF Development Driller II, which was delivered in February 2005. As of December 31, 2004, our owned fleet included 45 cantilevered jackup rigs, including the GSF Constellation II, which was delivered in March 2004, nine semisubmersibles and three drillships. We currently have one ultra-deepwater semisubmersible under construction, and we also operate two semisubmersible rigs for third parties under a joint venture agreement. We provide oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of GlobalSantaFe Corporation and its consolidated subsidiaries. Unless the context otherwise requires, the terms “we,” “us” and “our” refer to GlobalSantaFe Corporation and its consolidated subsidiaries. The consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the current presentation.

DIVIDENDS

Holders of GlobalSantaFe Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, we may pay dividends or make other distributions to our shareholders, in such amounts as the Board of Directors deems appropriate from our profits or out of our share premium account (equivalent to additional paid-in capital) provided we thereafter have the ability to pay our debts as they come due. Cash dividends, if any, will be declared and paid in U.S. dollars. We declared cash dividends of $17.7 million that were unpaid as of December 31, 2004.

SALE OF LAND DRILLING FLEET (DISCONTINUED OPERATIONS)

On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment to Precision Drilling Corporation for a total sales price of $316.5 million in an all-cash transaction. As a result of this sale, we recognized a gain of $113.1 million, including a net tax benefit of $1.1 million.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Land drilling operations had historically been included in our contract drilling segment operating results. The following table lists the contribution of our land rig fleet to our consolidated operating results for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Revenues	$43.9	$106.5	$147.7

Expenses (income):
Direct operating expenses	27.9	74.2	106.9
Depreciation	4.0	15.7	15.3
Exit costs	6.8	—	—
Gain on sale of assets	(112.0)	—	—

	117.2	16.6	25.5
Provision for income taxes, including a net tax benefit of $1.1 in 2004 related to the gain on sale of assets	4.9	1.4	9.1

Income from discontinued operations, net of tax effect	$112.3	$15.2	$16.4

In connection with the sale of our land drilling fleet, we implemented an exit plan that included the closing of four area offices in Kuwait, Oman, Saudi Arabia and Venezuela, and the separation of approximately 1,400 employees. These employees were primarily rig personnel and related shorebase and area office personnel. These activities were completed as of December 31, 2004. Accrued costs, changes in estimated costs and payments related to these exit activities for the period from May 21, 2004, to December 31, 2004, are summarized as follows:

	Employee Severance Costs	Office Closures	Other	Total
	(In millions)
Accrued exit costs	$4.3	$0.5	$1.4	$6.2
Changes in estimated costs	1.2	(0.3)	(0.3)	0.6
Payments	(5.5)	(0.2)	(1.1)	(6.8)

Liability at 12/31/04	$—	$—	$—	$—

Note 2—Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

We consolidate all of our majority-owned subsidiaries and joint ventures over which we exercise control through either the joint venture agreement or related operating and financing agreements. We account for our interest in other joint ventures using the equity method. All material intercompany accounts and transactions are eliminated in consolidation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents include highly liquid debt instruments with remaining maturities of three months or less at the time of purchase. We changed the classification of our held-to-maturity marketable securities portfolio to

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available-for-sale, effective June 30, 2004, and have recorded these marketable securities at fair value in our Consolidated Balance Sheet at December 31, 2004. Realized and unrealized gains and losses related to these marketable securities are calculated using the specific identification method. Unrealized gains and losses are included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet at December 31, 2004. In addition, we hold securities in connection with certain nonqualified pension plans, which are also classified as available-for-sale (see Note 3). Realized gains and losses related to our marketable securities portfolio were immaterial for 2004. With respect to available-for-sale securities held in connection with certain nonqualified pension plans, we recorded realized gains totaling $1.6 million in 2004 and recorded a realized loss of $1.1 million in 2002. We did not record any material realized gains or losses related to these securities in 2003.

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

We periodically evaluate the remaining useful lives and salvage values of our rigs, giving effect to operating and market conditions and upgrades performed on these rigs. As a result of recent analyses performed on our drilling fleet, effective January 1, 2004, we increased the remaining lives on certain rigs in our jackup fleet to 13 years from a range of 5.6 to 10.1 years, increased salvage values of these and other rigs in our jackup fleet from $0.5 million per rig to amounts ranging from $1.2 to $3.0 million per rig, and increased the salvage values of our semisubmersibles and certain of our drillships from $1.0 million per rig to amounts ranging from $2.5 to $4.0 million per rig. The effect of these changes in useful lives was a reduction to depreciation expense for the year ended December 31, 2004, of approximately $18.3 million.

During the first quarter of 2004, we retired the drillship Glomar Robert F. Bauer from active service. As a result, we adjusted the carrying value of the rig to its estimated salvage value, which resulted in a $1.5 million charge to depreciation expense in the first quarter of 2004.

Rigs and drilling equipment included $1.1 billion of assets recorded under capital leases at both December 31, 2004, and 2003. Accumulated amortization of assets under capital leases totaled $236.0 million and $185.8 million at December 31, 2004 and 2003, respectively.

We review our long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of carrying amount or fair value less cost to sell. In April 2004, we sold the platform rig Rig 82 for a nominal sum in connection with our exit from the platform rig business and recognized an impairment loss of approximately $1.2 million in the first quarter of 2004. We did not record any impairment charges during the years ended December 31, 2003 or 2002.

Gain on Involuntary Conversion of Long-Lived Asset. In August 2004, the jackup GSF Adriatic IV encountered well control problems, caught fire and sank during 2004. We received insurance proceeds totaling $40.0 million, net of our deductible, and recorded a gain of $24.0 million, net of taxes, in the third quarter of 2004.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Oil and Gas Properties. We use the full-cost method of accounting for oil and gas exploration and development costs. Under this method of accounting, we capitalize all costs incurred in the acquisition, exploration and development of oil and gas properties and amortize such costs, together with estimated future development and dismantlement costs, using the units-of-production method.

Costs of offshore unproved properties and development projects are not amortized until they are fully evaluated. Unproved oil and gas properties totaled approximately $0.3 million and $2.9 million at December 31, 2004 and 2003, respectively. All unproved properties are reviewed periodically to ascertain if impairment has occurred. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of proved oil and gas properties that exceed the present value of estimated future net revenues are charged to expense.

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

In December 2003, one of our wholly owned subsidiaries, Challenger Minerals Inc. (“CMI”) participated in a drilling project in West Africa off the coast of Mauritania. Our share of the costs incurred in connection with this project totaled approximately $3.4 million, $2.9 million of which was classified as unproved oil and gas properties at December 31, 2003. In March 2004, we sold our interest in this project for approximately $6.1 million and recorded a gain of $2.7 million ($2.0 million, net of taxes) in the first quarter of 2004.

In September 2004, CMI completed the sale of 50% of its interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million and recorded a gain of $25.1 million ($13.3 million, net of taxes) in connection with this sale. CMI retains an eight percent working interest in this project.

INTERSEGMENT TURNKEY DRILLING PROFITS

We defer all turnkey drilling profit related to wells in which CMI was the operator and defer turnkey profit up to the share of CMI’s costs in properties in which CMI holds a working interest. This turnkey profit is credited to our full cost pool of oil and gas properties and is recognized through a lower depletion rate as reserves are produced.

GOODWILL

We test goodwill and indefinite-lived intangible assets annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

We have defined reporting units within our contract drilling segment based upon economic and market characteristics of these units. All of the goodwill recorded in connection with the merger (the “Merger”) of Santa Fe International Corporation (“Santa Fe International”) and Global Marine Inc. (“Global Marine”) has been allocated to the jackup drilling fleet reporting unit. The estimated fair value of this reporting unit for purposes of our annual goodwill impairment testing is based upon the present value of its estimated future net cash flows, utilizing a discount rate based upon our cost of capital. We have completed our goodwill impairment testing for 2004 and were not required to record a goodwill impairment loss.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill on our Consolidated Balance Sheet at December 31, 2004, totaled approximately $338.1 million, all of which was recorded in connection with the Merger. Goodwill decreased by $14.0 million from $352.1 million at December 31, 2003, due primarily to the adjustment during 2004 of certain pre-Merger contingent foreign tax liabilities.

REVENUE RECOGNITION

Our contract drilling business provides crewed rigs to customers on a dayrate basis. Dayrate contracts can be for a specified period of time or the time required to drill a specified well or number of wells. Revenues and expenses from dayrate drilling operations, which are classified under contract drilling services, are recognized on a per-day basis as the work progresses. Lump-sum fees received as compensation for the cost of relocating drilling rigs from one major operating area to another, whether received up-front or upon termination of the drilling contract, are recognized as earned, which is generally over the primary term of the related drilling contract.

We also design and execute specific offshore drilling or well-completion programs for customers at fixed prices under short-term “turnkey” contracts. Revenues and expenses from turnkey contracts, which are classified under drilling management services, are earned and recognized upon completion of each contract.

We recognize revenue from oil and gas production at the time title transfers.

We recognize reimbursements received from customers for out-of-pocket expenses incurred as revenues.

DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we may make use of derivative financial instruments to manage our exposure to fluctuations in cash flows, interest rates or foreign currency exchange rates. We account for our derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Derivative instruments held by us at December 31, 2004, consisted of certain fixed-for-floating interest rate swaps related to a portion of our long-term debt (see Note 7).

FOREIGN CURRENCY TRANSACTIONS

The United States dollar is the functional currency for all of our operations. Realized and unrealized foreign currency transaction gains and losses are recorded in income.

We may be exposed to the risk of foreign currency exchange losses in connection with our foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) or liabilities (payables in excess of cash and receivables) denominated in foreign currencies during periods of fluctuations in foreign exchange rates. We incurred foreign currency exchange losses totaling approximately $6.1 million in 2004. Our foreign currency exchange gains and losses were immaterial for 2003 and 2002. We attempt to lessen the impact of exchange rate changes by requiring customer payments to be primarily in U.S. dollars, by keeping foreign cash balances at minimal levels and by not speculating in foreign currencies.

INCOME TAXES

We are a Cayman Islands company. The Cayman Islands does not impose corporate income taxes. Consequently, our tax provision is based upon the tax laws and rates in effect in the countries in which our

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations are conducted and income is earned. The income tax rates imposed and method of computing taxable income in these jurisdictions vary substantially. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions. Current income tax expense represents either nonresident withholding taxes, liabilities expected to be reflected on our income tax returns for the current year or changes in prior year tax estimates which may be incurred as a result of tax audit adjustments. Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In order to determine the amount of deferred tax assets and liabilities, as well as valuation allowances, we must make estimates and assumptions regarding future taxable income, where rigs will be deployed and other matters. Changes in these estimates and assumptions, as well as changes in tax laws, could require us to adjust the deferred tax assets and liabilities or valuation allowances, including as discussed below.

Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our net operating loss (“NOL”) carryforwards. We have established a valuation allowance against the future tax benefit of a portion of our NOL carryforwards and could be required to record an additional valuation allowance if market conditions deteriorate and future earnings are below, or are projected to be below, our current estimates. Conversely, should market conditions improve and future earnings increase above our current estimates, we may be required to release some or all of any valuations that were previously established.

We have not provided for U.S. deferred taxes on the unremitted earnings of our U.S. subsidiaries that are permanently reinvested. Should a distribution be made from the unremitted earnings of these U.S. subsidiaries, we could be required to record additional U.S. current and deferred taxes.

STOCK-BASED COMPENSATION PLANS

We account for our stock option and stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, we compute compensation cost for each employee stock option granted as the amount by which the quoted market price of our common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, is charged to income over the vesting period. No compensation cost has been recognized for options granted under our Employee Share Purchase Plan or for any of our outstanding stock options, all of which stock options have exercise prices equal to the market price of the stock on the date of grant. We do, however, recognize compensation cost for all grants of performance-based stock awards (see Note 8).

We currently use tranche-specific expected lives for valuation purposes for our stock option awards with graded vesting provisions in accordance with the decision reached by the Financial Accounting Standards Board (“FASB”) at its October 2003 meeting. This method treats an option grant as if it were a series of awards with separate expected lives rather than a single award. The result of this method is that a greater portion of compensation expense related to an option award will be recognized in the earlier years of the option vesting periods than the later years because the early years are also part of the vesting period for later awards in the series.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. This statement supersedes APB Opinion No. 25. SFAS123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for our stock-based compensation plans been determined based on fair values as of the dates of grant, our net income and earnings per share would have been reported as follows:

	Year Ended December 31,
	2004	2003	2002
	(In millions, except per share amounts)
Income from continuing operations, as reported	$31.4	$114.2	$261.5
Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	0.7	0.6	1.1
Deduct: Total stock-based employees compensation expense determined under fair-value based method for all awards, net of related tax effects	(31.3)	(39.8)	(32.4)

Pro forma income from continuing operations	$0.8	$75.0	$230.2

Basic earnings per ordinary share from continuing operations:
As reported	$0.13	$0.49	$1.12
Pro forma	$0.00	$0.33	$0.98
Diluted earnings per ordinary share from continuing operations:
As reported	$0.13	$0.49	$1.11
Pro forma	$0.00	$0.33	$0.97

The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

The weighted average per share fair value of stock options as of the grant date was $11.19 in 2004, $10.81 in 2003 and $15.68 in 2002. The value of options granted under the Employee Share Purchase Plan was $7.90 per share, $8.78 per share and $9.61 per share for 2004, 2003 and 2002, respectively. The per share fair value of our performance-based stock awards as of the grant date was $23.92 in 2002. We did not grant any performance-based stock awards in 2004 or 2003.

Estimates of fair values of stock options, options granted under the Employee Share Purchase Plan and performance-based stock awards on the grant dates for purposes of calculating the pro forma data in the table above were computed using the Black-Scholes option-pricing model based on the following assumptions:

	2004	2003	2002
Expected price volatility range	42 - 50%	50%	60%
Risk-free interest rate range	2.4% to 4.0%	1.7% to 3.1%	2.0% to 4.5%
Expected annual dividends	$0.20 - $0.30	$0.15 - $0.20	$0.13
Expected life of stock options	4 - 6 years	4 - 6 years	4 - 6 years
Expected life of Employee Share Purchase Plan options	1 year	1 year	1 year
Expected life of performance-based stock awards	N/A	N/A	3 years

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Investments

As discussed in Note 2, we changed the classification of our held-to-maturity marketable securities portfolio to available-for-sale, effective June 30, 2004, and have recorded these marketable securities at fair value in our Consolidated Balance Sheet at December 31, 2004. In addition, we held other investments in debt and equity securities also classified as available-for-sale held in connection with certain nonqualified pension plans, which were included in “Other assets” at December 31, 2004 and 2003. Cost, net unrealized gains and losses and fair values of our investments in debt and equity securities are disclosed in the table that follows (2003 amounts represent investments in debt and equity securities held in connection with certain nonqualified pension plans only):

	2004			2003
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
	(in millions)
Fixed Income Mutual Funds	$10.9	$0.4	$11.3	$14.1	$0.6	$14.7
Equity Mutual Funds	8.6	4.2	12.8	16.8	1.6	18.4
Balanced Mutual Funds	—	—	—	6.7	1.1	7.8
Treasury Notes	202.1	(0.2)	201.9	—	—	—
Other	—	—	—	0.1	0.1	0.2

	$221.6	$4.4	$226.0	$37.7	$3.4	$41.1

We also held approximately $70.0 million of U.S. Treasury notes with maturities between 13 and 18 months that were included in “Other assets” on the Consolidated Balance Sheets at December 31, 2003. These debt securities were designated as held-to-maturity and carried at amortized cost. The fair value of these investments approximated their carrying value at December 31, 2003.

Note 4—Long-term Debt

Long-term debt as of December 31 consisted of the following:

	December 31,
	2004	2003
5% Notes due 2013, net of unamortized discount of $0.5 million and $0.6 million at December 31, 2004 and 2003, respectively. (1)	$257.4	$254.4
7 1/8% Notes due 2007, net of unamortized discount of $0.2 million at December 31, 2003. (2)	—	301.4
7% Notes due 2028, net of unamortized discount of $3.0 million and $3.1 million at December 31, 2004 and 2003, respectively.	297.0	296.9
Zero Coupon Convertible Debentures due 2020, net of unamortized discount of $249.3 million and $261.3 million at December 31, 2004 and 2003, respectively.	350.7	338.7

Total long-term debt, including current maturities	905.1	1,191.4
Less current maturities	350.7	—

Long-term debt	$554.4	$1,191.4

(1)	Balances at December 31, 2004 and 2003 include mark-to-market adjustments totaling $7.9 million and $5.0 million, respectively, as part of fair-value hedge accounting related to fixed-for-floating interest rate swaps (see Note 7).
(2)	The balance at December 31, 2003, includes a mark-to-market adjustment of $1.6 million as part of fair-value accounting related to a fixed-for-floating interest rate swap.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Zero Coupon Convertible debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. We have the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe ordinary shares (4,875,062 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require us to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. Since the holders of these debentures have the right to require us to repurchase these debentures as early as June 23, 2005, we have classified these debentures as current maturities as of December 31, 2004. The aggregate accreted value for the Zero Coupon Convertible Debentures will be approximately $356.6 million at June 23, 2005. While we may pay the repurchase price with either cash or stock or a combination thereof, we anticipate funding any repurchase from our cash and cash equivalents and marketable securities.

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

No principal payments are required with respect to either the 5% Notes or the 7% Notes prior to their final maturity date. We may redeem the 5% Notes and the 7% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes.

The Zero Coupon Convertible Debentures and the 7% Notes were issued by and continue to be obligations solely of Global Marine and we have not guaranteed any of these obligations, although the Zero Coupon Convertible Debentures are convertible into our shares. We are the sole obligor under the 5% Notes, which are unsecured senior obligations and rank equally with all of our other senior unsecured indebtedness. The 5% Notes, however, have a junior position to the claims of holders of the indebtedness, including the Zero Coupon Convertible Debentures and the 7% Notes and capital lease obligations of Global Marine and its subsidiaries on Global Marine’s assets and earnings.

The indenture relating to the 5% Notes contains limitations on our ability to incur indebtedness for borrowed money secured by certain liens and on our ability to engage in certain sale/leaseback transactions. The indenture, however, does not restrict our ability to incur additional senior indebtedness. The indentures relating to the Zero Coupon Convertible Debentures and the 7% Notes contain limitations on Global Marine’s ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Commitments and Contingencies

At December 31, 2004, we had office space and equipment under operating leases with remaining terms ranging from approximately one to nine years. Certain of the leases may be renewed at our option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. In addition, at December 31, 2004, the GSF Britannia cantilevered jackup and the GSF Explorer drillship were held under capital leases through 2007 and 2026, respectively. Total rent expense was $106.7 million for 2004, $78.2 million for 2003 and $71.6 million for 2002. Included in rent expense was the rental of offshore drilling rigs used in our turnkey operations totaling $90.8 million for 2004, $60.6 million for 2003 and $55.0 million for 2002.

Future minimum rental payments with respect to our lease obligations as of December 31, 2004, were as follows:

	Capital Leases	Operating Leases

	(In millions)
Year ended December 31:
2005	$9.8	$9.9
2006	9.8	8.2
2007	9.8	6.5
2008	1.8	5.6
2009	1.8	2.9
Later years	29.8	4.4

Total future minimum rental payments	62.8	$37.5

Less amount representing imputed interest	(21.4)

Present value of future minimum rental payments under capital leases	41.4
Less current portion included in accrued liabilities	(9.8)

Long-term capital lease obligations	$31.6

As of December 31, 2004, we had operating leases in place for Santa Fe International’s offices in Dallas, Texas and Aberdeen, Scotland, and Global Marine’s office in Lafayette, Louisiana, which were closed as part of a restructuring program implemented in connection with the Merger. These costs are included in the table above. Costs associated with the closure of Santa Fe International’s offices in Dallas and Aberdeen were recognized as a liability assumed in the Merger and included in the cost of acquisition in accordance with SFAS No. 141, “Business Combinations.” Estimated costs related to the closure of Global Marine’s Lafayette office along with the consolidation of our offices in Aberdeen and Houston were accrued as part of restructuring costs in the consolidated financial statements for the year ended December 31, 2001. We revised our original estimate of closure costs associated with Global Marine’s former leased office space and recorded an additional $2.9 million of restructure expense in 2003. We terminated this lease in December 2004.

In January 2003, we entered into a lease-leaseback arrangement with a European bank related to the GSF Britannia cantilevered jackup. Pursuant to this arrangement, we leased the GSF Britannia to the bank for a five-year term for a lump-sum payment of approximately $37 million, net of origination fees of approximately $1.5 million. The bank then leased the rig back to us for a five-year term with an effective annual interest rate based on the 3-month British Pound Sterling LIBOR plus a margin of 0.625%, under which we make annual lease payments of approximately $8.0 million, payable in advance. We have classified this arrangement as a capital lease.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, we entered into a sublease agreement with BP America Inc. for our current executive offices located at 15375 Memorial Drive, Houston, Texas. This sublease expires in September 2009. Lease payments pursuant to this sublease total $2.3 million per year. In July 2002, we also entered into an 11-year lease for our Aberdeen, Scotland, office. Payments pursuant to this lease are £612,250 (approximately $1.2 million) per year. Payments under this lease may be adjusted every five years, subject to a maximum of £650,000 per year.

CAPITAL COMMITMENTS

In February 2005, we took delivery of one of our two ultra-deepwater semisubmersibles ordered from PPL Shipyard PTE, Ltd. of Singapore (“PPL”), the GSF Development Driller II. Construction costs for the GSF Development Driller II totaled approximately $311 million, excluding an estimated $46 million of capital spares, startup expenses, customer-required modifications and mobilization costs and $38 million of capitalized interest. We have incurred approximately $311 million of capitalized costs related to the GSF Development Driller II, excluding capitalized interest, as of December 31, 2004.

Capital expenditures in connection with the construction of the GSF Development Driller I, the other ultra-deepwater semisubmersible ordered from PPL are expected to total approximately $308 million, excluding $53 million of capital spares, startup expenses, customer-required modifications and mobilization costs, including additional startup costs that we expect to incur as a result of the derrick failure discussed below, and $54 million of capitalized interest. We have incurred approximately $342 million of capitalized costs related to the GSF Development Driller I, excluding capitalized interest, as of December 31, 2004. We currently expect that the delivery of the GSF Development Driller I will occur in March 2005.

In May 2004, the GSF Development Driller I suffered a failure of a portion of its derrick while undergoing testing in May 2004. The investigation into the cause of the loss revealed a design defect in the derrick, which is identical to the derrick installed aboard the GSF Development Driller II. Both derricks required modifications which are now complete. We expect that the direct costs for repair of the derrick and damaged equipment will be borne by the equipment supplier.

In July 2004, PPL presented us with a claim for additional costs in respect of the construction of the GSF Development Driller I. The claim totaled approximately $32 million, with approximately $10 million of that amount attributable to change order claims. The balance of the claim alleged delay and disruption to the construction schedule caused by us, resulting in loss of productivity and additional costs to the shipyard. In September 2004, PPL presented a claim for additional costs in respect of the construction of the GSF Development Driller II. That claim totaled approximately $33 million, and was comprised of approximately $24 million for delay and disruption to the construction schedule allegedly caused by us and for the cost of additional labor employed to meet the revised delivery schedule, with the balance for change order claims advanced by the shipyard. We have paid $7.6 million for additional labor costs concerning the GSF Development Driller II, which is included in the capitalized cost of the rig. The balance of the claims for both rigs has now been settled for a total additional payment of $19.9 million, of which $15.0 million relates to the claim for the GSF Development Driller I and $4.9 million relates to the GSF Development Driller II. The amounts for each rig are included in their capitalized costs discussed above.

In September 2004, CMI completed the sale of 50% of its working interest in a development project in the North Sea. As a result, CMI now holds an eight percent working interest in this project. CMI’s remaining portion of the development costs of this project is now expected to total approximately £0.2 million ($0.4 million).

LEGAL PROCEEDINGS

In August 2004, certain of our subsidiaries were named as defendants in six lawsuits filed in Mississippi, five of which are pending in the Circuit Court of Jones County and one of which is pending in the Circuit Court

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Jasper County, Mississippi, alleging that certain individuals aboard our offshore drilling rigs had been exposed to asbestos. These six lawsuits are part of a group of twenty-three lawsuits filed on behalf of approximately 800 plaintiffs against a large number of defendants, most of whom are not affiliated with us. Our subsidiaries have not been named as defendants in any of the other seventeen lawsuits. The lawsuits assert claims based on theories of unseaworthiness, negligence, strict liability and our subsidiaries’ status as Jones Act employers; and seek unspecified compensatory and punitive damages. In general, the defendants are alleged to have manufactured, distributed or utilized products containing asbestos. In the case of our named subsidiaries and that of several other offshore drilling companies named as defendants, the lawsuits allege those defendants allowed such products to be utilized aboard offshore drilling rigs. We have not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos aboard our rigs, whether they were employees nor their period of employment, the period of their alleged exposure to asbestos, nor their medical condition. Accordingly, we are unable to estimate our potential exposure to these lawsuits. We historically have maintained insurance which we believe will be available to address any liability arising from these claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

We and two of our subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the GSF Development Driller I and the GSF Development Driller II semisubmersibles infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorney’s fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. We believe that the lawsuit is without merit and intend to vigorously defend it. The trial of this lawsuit has been scheduled for December 2005. We do not expect that the matter will have a material adverse effect on our business or financial position, results of operations or cash flows.

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary is continuing to receive payment from its insurers for claim settlements and legal costs, and expects to continue to receive such payments during the pendency of this action.

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. To date, the subsidiary has been named as a defendant in approximately 4,390 lawsuits, the first of which was filed in 1990. Of the 4,390 lawsuits, approximately 2,450 have been resolved, with approximately 1,940 currently pending. Over the course of the past fifteen years approximately $27.6 million has been expended to settle these claims with the subsidiary having expended $4.0 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Insurers have funded the balance of the settlement costs and all legal costs associated therewith. The subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to its liabilities. We do not believe that these claims will have any material impact on our consolidated financial position, results of operations or cash flows.

ENVIRONMENTAL MATTERS

We have certain potential liabilities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state acts regulating cleanup of various hazardous waste disposal sites,

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site. We and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has now been entered by the court. The parties to the settlement have entered into a participation agreement, which makes us liable for an estimated 7.7% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, we expect that our share of the remaining remediation costs will not exceed approximately $400,000. There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material to our financial position, results of operations or cash flows.

We have also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. We and other PRPs have entered into an agreement with the EPA and the DOJ to resolve potential liabilities. Under the settlement, we are not likely to owe any substantial additional amounts for this site beyond what we have already paid. There are additional potential liabilities related to this site, but these cannot be quantified at this time, and we have no reason at this time to believe that they will be material to our financial position, results of operations or cash flows .

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

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adequately accrued and should not have a material effect on our financial position, results of operations or cash flows. Estimated costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

We have interest rate risk in connection with these fully defeased financing leases for the GSF Jack Ryan and GSF C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the December 31, 2004, LIBOR rate of 4.883% were to continue over the next eight years, we would be required to fund an additional estimated $48.5 million during that period. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

We and our subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 6—Accumulated Other Comprehensive Loss

The components of our accumulated other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Securities	Minimum Pension Liability Adjustment, Net of Tax	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2002	$(0.3)	$(40.3)	$(40.6)
Net change for the year	3.7	(7.7)	(4.0)

Balance at December 31, 2003	3.4	(48.0)	(44.6)
Net change for the year	1.0	1.7	2.7

Balance at December 31, 2004	$4.4	$(46.3)	$(41.9)

The minimum pension liability adjustments in the table above are shown net of deferred tax expense of $7.3 million in 2004 and a deferred tax benefit of $2.1 million in 2003. The tax effect of the unrealized holding gains and losses was immaterial for all periods presented.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Derivative Financial Instruments and Fair Values of Financial Instruments

DERIVATIVE INSTRUMENTS

We manage our fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed upon notional amount.

In May 2004, we entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $75 million, effective May 2004 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013. Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.27% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. We have designated these swaps as fair-value hedges of the 5% Notes. We had previously entered into similar interest rate swaps with an aggregate notional amount of $100 million related to our 5% Notes in 2003. As of December 31, 2004, we had fixed-for-floating interest rate swaps with a total notional amount of $175 million related to our 5% Notes. These fixed-for-floating interest rate swaps are designed to be perfectly effective hedges against changes in fair value of our 5% Notes resulting from changes in market interest rates. The total estimated aggregate fair value of these swaps at December 31, 2004, was an asset of $7.9 million.

In May 2004, we terminated the $50 million notional amount fixed-for-floating interest rate swap related to our 7 1/8% Notes due 2007 in anticipation of the redemption of these notes in June 2004. We received approximately $0.2 million in connection with this transaction, which represented the fair value of this swap at the time of termination.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of our $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $340.4 million at December 31, 2004, compared to the carrying amount of $297.0 million (net of discount). The estimated fair value of our $600 million Zero Coupon Convertible Debentures due 2020, based on quoted market prices, was $351.0 million at December 31, 2004, compared to the carrying amount of $350.7 million (net of discount). The estimated fair value of our $250 million principal amount 5% Notes due 2013, based on quoted market prices, was $252.0 million at December 31, 2004, compared to the carrying amount of $257.4 million (net of discount). The carrying value of our 5% Notes due 2013 includes a mark-to-market adjustment of $7.9 million at December 31, 2004, related to the fixed-for-floating interest rate swaps discussed above.

The fair values of our cash equivalents, trade receivables, and trade payables approximated their carrying values due to the short-term nature of these instruments.

CONCENTRATIONS OF CREDIT RISK

The market for our services and products is the offshore oil and gas industry, and our customers consist primarily of major integrated international oil companies and independent oil and gas producers. We perform ongoing credit evaluations of our customers and have not historically required material collateral. We maintain reserves for potential credit losses, and such losses have been within management’s expectations.

Our cash deposits were distributed among various banks in our areas of operations throughout the world as of December 31, 2004. In addition, we had commercial paper, money-market funds and Eurodollar time deposits with a variety of financial institutions with strong credit ratings. As a result, we believe that credit risk in such instruments is minimal.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Stock-Based Compensation Plans

We have various stock-based compensation plans under which we may grant shares of our ordinary shares or options to purchase a fixed number of shares. Stock options and performance-based stock awards granted under our various stock-based compensation plans vest over two to four years. Stock options expire ten years after the grant date.

At December 31, 2004, there were a total of 8,108,387 shares available for future grants under our stock-based compensation plans, including 870,048 shares reserved for issuance under our Employee Share Purchase Plan discussed below.

STOCK OPTIONS

A summary of the status of stock options granted is presented below:

	Number of Shares Under Option	Weighted Average Exercise Price
Shares under option at December 31, 2001	14,410,464	$26.34
Granted	4,401,550	$29.69
Exercised	(1,684,807)	$14.66
Canceled	(387,539)	$32.34

Shares under option at December 31, 2002	16,739,668	$28.25
Granted	3,669,200	$24.49
Exercised	(374,160)	$12.26
Canceled	(889,834)	$28.47

Shares under option at December 31, 2003	19,144,874	$27.76
Granted	3,306,000	$25.49
Exercised	(2,234,423)	$17.05
Canceled	(1,122,390)	$31.04

Shares under option at December 31, 2004	19,094,061	$28.38

Options exercisable at December 31,
2002	11,490,568	$28.32
2003	12,709,808	$28.49
2004	12,534,408	$29.74

All stock options granted in 2002 through 2004 had exercise prices equal to or greater than the market price of our ordinary shares on the date of grant. The weighted average per share fair value of options as of the grant date was $11.19 in 2004, $10.81 in 2003 and $15.68 in 2002.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information with respect to stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 5.45 to $20.94	2,947,667	4.76	$16.72	2,765,511	$16.45
$21.30 to $24.73	3,322,338	8.80	$24.19	303,040	$22.33
$24.77 to $26.77	2,843,541	8.01	$25.12	962,276	$25.15
$27.07 to $29.50	1,497,647	5.21	$28.89	1,380,647	$29.04
$29.85 to $38.06	6,132,732	6.25	$31.48	4,772,798	$31.73
$38.53 to $51.41	2,350,136	5.39	$44.43	2,350,136	$44.43

	19,094,061	6.54	$28.38	12,534,408	$29.74

EMPLOYEE SHARE PURCHASE PLAN

The GlobalSantaFe Employee Share Purchase Plan (the “Share Purchase Plan”) is designed to furnish our eligible employees an incentive to advance our best interests by providing a formal program whereby they may voluntarily purchase our ordinary shares at a favorable price and upon favorable terms. Generally speaking, substantially all eligible employees who are scheduled to work an average of at least 20 hours per week may participate in the Share Purchase Plan.

Once a year, participants in the Share Purchase Plan are granted options to purchase ordinary shares with a fair market value equal to the lesser of 10% of the participant’s eligible compensation (as defined in the Share Purchase Plan) and the amount specified in Section 423(b) of the Code (currently $25,000). The exercise price of the options is 85% of the fair market value of the ordinary shares on the date of the grant, or the date of exercise, whichever is less. Options granted under the Share Purchase Plan are exercisable on the date one year after the date of grant. Generally, participants pay option exercise prices through payroll deductions made ratably throughout the year. We granted options to purchase a total of 206,538 ordinary shares, 250,900 ordinary shares and 263,713 ordinary shares under the Share Purchase Plan in 2004, 2003 and 2002, respectively. The fair value of options granted under the Share Purchase Plan as of the grant date was $7.90 per share for 2004, $8.78 per share for 2003 and $9.61 per share for 2002.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PERFORMANCE-BASED STOCK AWARDS

From time to time, we offer ordinary shares to certain key employees at nominal or no cost to the employee. Under our current plan, which covers the grants made in 2002 in the table below, the exact number of shares that each employee received was dependent on our performance over a one-year period as measured against performance goals with respect to operating performance and cash flow, among other measures. The performance period ended on December 31 of the year of the grant, and the shares received by participants on that date then remain restricted for an additional three-year vesting period, subject to acceleration upon the occurrence of certain events. We did not grant any performance-based stock awards in 2004 or 2003. A summary of the status of performance-based stock awards is presented in the table that follows:

	2004	2003	2002
Number of contingent shares at beginning of year	139,852	148,752	—
Granted	—	—	148,752
Issued	—	(1,236)	—
Canceled	—	(7,664)	—

Number of contingent shares at end of year	139,852	139,852	148,752

Shares vested at December 31	—	—	—
Fair value at grant date	N/A	N/A	$23.92

The amount of compensation cost included in income for our performance-based stock awards was $0.7 million, $0.7 million and $1.3 million in 2004, 2003 and 2002, respectively.

Note 9—Retirement Plans

PENSIONS

We have defined benefit pension plans in the United States and the United Kingdom covering all of our U.S. employees and a portion of our non-U.S. employees. Our qualified plans are designed and operated to be in compliance with the applicable requirements of the respective U.S. and U.K. tax codes for qualified plans and, as such, are not subject to income taxes. For the most part, benefits are based on the employee’s length of service and eligible earnings. Substantially all benefits are paid from funds previously provided to trustees. We are the sole contributor to the plans, with the exception of our contributory plans in the U.K., and our funding objective with respect to our qualified plans is to fund participants’ benefits under the plans as they accrue, taking into consideration future salary increases.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use a December 31 measurement date for our pension and postretirement benefit plans. The following table shows the changes in the projected benefit obligation and assets for all pension plans for the year ended December 31 and a reconciliation of the plans’ funded status at year-end.

	December 31, 2004		December 31, 2003
	U.S. Plans	U.K. Plan	U.S. Plans	U.K. Plan
	(In millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$312.0	$135.8	$264.6	$74.2
Service cost	10.9	12.9	10.5	9.9
Interest cost	19.7	8.2	18.4	5.1
Employee contributions	—	2.7	—	3.1
Plan amendments	—	—	4.4	—
Special termination benefits	—	—	0.4	—
Actuarial loss	24.6	19.9	30.3	35.3
Exchange rate fluctuations	—	14.0	—	9.1
Benefits paid	(20.3)	(1.5)	(16.6)	(0.9)

Projected benefit obligation at end of year	$346.9	$192.0	$312.0	$135.8

Change in plan assets:
Fair value of plan assets at beginning of year	$188.9	$82.6	$142.5	$52.0
Actual return on plan assets	26.2	9.7	36.1	11.6
Employer contributions	70.7	8.3	26.9	9.3
Employee contributions	—	2.7	—	3.1
Exchange rate fluctuations	—	8.7	—	7.5
Benefits paid	(20.3)	(1.5)	(16.6)	(0.9)

Fair value of plan assets at end of year	$265.5	$110.5	$188.9	$82.6

Reconciliation of funded status:
Funded status at end of year	$(81.4)	$(81.5)	$(123.1)	$(53.2)
Unrecognized net loss	98.2	64.1	90.1	44.7
Unrecognized prior service cost	13.3	—	17.9	—

Net amount recognized	$30.1	$(17.4)	$(15.1)	$(8.5)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid pension cost (accrued benefit liability)	$12.1	$(68.0)	$(74.0)	$(36.0)
Intangible asset	5.6	—	14.3	—
Accumulated other comprehensive loss	12.4	50.6	44.6	27.5

Net amount recognized	$30.1	$(17.4)	$(15.1)	$(8.5)

The following table provides information related to those plans in which the projected benefit obligation (“PBO”) exceeded the fair value of plan assets as of December 31, 2004 and 2003. In the table below, the projected benefit obligation (“PBO”) is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of future salary increases.

	December 31, 2004		December 31, 2003
	U.S. Plans	U.K. Plan	U.S. Plans	U.K. Plan
	(In millions)
Projected benefit obligation	$346.9	$192.0	$312.0	$135.8
Fair value of plan assets	$265.5	$110.5	$188.9	$82.6

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets as of December 31, 2004 and 2003. The accumulated benefit obligation (“ABO”) is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	December 31, 2004		December 31, 2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
	(In millions)
Accumulated benefit obligation	$59.8	$178.5	$261.8	$118.6
Fair value of plan assets	$16.4	$110.5	$188.9	$82.6

Our qualified pension plan covering our U.S. employees is excluded from the 2004 amounts in the table above because the fair value of this plan’s assets of $249.1 million at December 31, 2004, exceeded the accumulated benefit obligation of $248.7 million at December 31, 2004.

The components of net periodic pension benefit cost for our pension plans were as follows:

	Year ended December 31,
	2004		2003		2002
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
	(In millions)
Service cost—benefits earned during the period	$10.9	$12.9	$10.5	$9.9	$9.1	$4.6
Interest cost on projected benefit obligation	19.7	8.2	18.4	5.1	16.1	4.2
Expected return on plan assets	(18.3)	(8.3)	(13.1)	(4.2)	(14.5)	(4.6)
Recognized actuarial loss	8.6	3.2	11.1	1.0	4.2	—
Recognized actuarial loss—termination benefits	—	—	0.4	—	—	—
Settlement gain	—	—	(0.7)	—	—	—
Amortization of prior service cost	4.6	—	4.1	—	1.1	—

Net periodic pension cost	$25.5	$16.0	$30.7	$11.8	$16.0	$4.2

PLAN ASSUMPTIONS

The following assumptions were used to determine our pension benefit obligations:

	December 31, 2004		December 31, 2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Discount rate	5.75%	5.25%	6.25%	5.50%
Rate of compensation increase	4.00%	4.00%	4.50%	4.25%

The following weighted average assumptions were used to determine our net periodic pension cost:

	Year Ended December 31,
	2004		2003		2002
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Discount rate	6.25%	5.50%	6.75%	6.75%	7.25%	6.75%
Expected long-term rate of return	9.00%	9.00%	9.00%	8.00%	9.00%	8.00%
Rate of compensation increase	4.50%	4.25%	4.50%	4.75%	4.50%	4.75%

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rates used to calculate the net present value of future benefit obligations for both our U.S. and U.K. plans are based on the average of current rates earned on long-term bonds that receive a Moody’s rating of Aa or better.

We employ third-party consultants for our U.S. plans who use a portfolio return model to assess the initial reasonableness of the expected long-term rate of return on plan assets assumption. Using asset class return, variance and correlation assumptions, the model produces both the expected return and the distribution of possible returns (at every fifth percentile) for the chosen portfolio. Return assumptions developed by these consultants are forward-looking gross returns and are not developed by an examination of historical returns. The building block approach used by the portfolio return model begins with the current Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. The model then adds corporate bond spreads and equity risk premiums, based on current conditions, to develop the return expectations for each asset class based on the plans’ investment mix. The volatility and correlation assumptions are also forward-looking; they take into account historical relationships, but are adjusted to reflect expected capital market trends.

We also employ third-party consultants for our U.K. plans who assess the reasonableness of the assumption on expected long-term rate of return on plan assets based on surveys of various U.K. plans with similar asset allocations and investment targets. This assumption on expected long-term rate of return on plan assets is compared to various projections of long-term rates of returns compiled by both U.K. governmental agencies and banks.

PLAN ASSETS

Our weighted-average asset allocations for our various pension plans at December 31, 2004 and 2003, by asset category are as follows:

	December 31, 2004		December 31, 2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Equity securities	70%	87%	74%	87%
Fixed-income securities	30%	9%	26%	9%
Real estate	—	4%	—	4%

Total	100%	100%	100%	100%

Our objective with regard to our allocation of pension assets is to limit the variability of our pension funding requirements, while maintaining funding at levels that will ensure the payment of obligations as they come due. Our strategy in achieving this objective is to allocate our pension assets in a mix that will achieve an optimal rate of return based on the anticipated timing of our pension benefit obligations, while minimizing the effects of short-term volatility in plan asset market values on our funding requirements.

We employ third-party consultants who determine our asset allocations by performing an asset/liability analysis for our various pension plans based on the demographics of plan participants, including compensation levels and estimated remaining service lives, to determine the timing and amounts of our benefit obligations under the various plans. These consultants then, based on the results of the asset/liability analysis, determine the optimal asset allocations for the pension trust assets within the guidelines set by us. Target asset allocations for pension plan assets for 2004 were 70% equity securities and 30% fixed-income securities for our U.S. plans and 90% equity securities and 10% fixed-income securities for our U.K. plans.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FUNDING

Although we expect that there will be no minimum required pension contribution to our qualified plans for 2005, we have funded the plans in the past on a regular basis, including 2004 contributions to our U.S. qualified plans totaling $59.6 million. Accordingly, we may continue to make discretionary contributions, which will be determined after the 2005 actuarial valuations are complete.

BENEFIT PAYMENTS

Expected benefit payments under our pension plans for the next five years are summarized in the following table:

	Years Ended December 31,
	2005	2006	2007	2008	2009	2010-2014
	(In millions)
U.S Plans	$11.6	$14.3	$14.0	$15.2	$19.9	$101.9
U.K. Plans	$1.0	$1.1	$1.3	$1.6	$2.1	$22.1

These expected benefit payments are estimated based on the assumptions used to calculate our projected benefit obligation as of December 31, 2004, and include benefits attributable to estimated future service.

NONQUALIFIED PLANS

We have established grantor trusts to provide funding for benefits payable under certain of our nonqualified plans, which are included in the preceding tables. Assets in these trusts, which are irrevocable and can only be used to pay such benefits, with certain exceptions, are excluded from plan assets in the preceding tables in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.” The fair market value of such assets was $24.1 million at December 31, 2004, and $41.1 million at December 31, 2003 (see Note 3).

OTHER POSTRETIREMENT BENEFITS

We currently provide health care benefits to all retirees who are U.S. citizens and to certain non-U.S. citizen employees who were participants in a U.S. based health care plan at the time of their retirement and elect to enroll for continued coverage. Generally, employees who have reached the age of 55 and have completed a minimum of five years of service are eligible for postretirement health care benefits. For the most part, health care benefits require a contribution from the retiree. Prior to July 1, 2002, we also provided term life insurance to certain retirees, both U.S. citizens and non-U.S. citizens. Liabilities for postretirement health care and life insurance benefits were $16.0 million and $15.4 million at December 31, 2004 and 2003, respectively.

The weighted-average annual assumed rate of increase in the per capita cost of covered postretirement medical benefits was 9%, 10% and 11% for 2004, 2003 and 2002, respectively. The 9% rate for 2004 is expected to decrease ratably to 5% in 2009 and remain at that level thereafter. The health care cost trend rate assumption can have a significant effect on the amounts reported. For example, as of and for the year ended December 31, 2004, increasing or decreasing the assumed health care cost trend rates by one percentage point each year would change the accumulated postretirement benefit obligation by approximately $0.4 million and $(0.4) million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit by approximately $20,000 and $(21,000), respectively.

We do not consider our postretirement benefits costs and liabilities to be material to our results of operations or financial position.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEFINED CONTRIBUTION PLAN

We have a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Company contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $6.6 million for 2004 and $7.4 million for both 2003 and 2002.

Note 10—Income Taxes

Income (loss) from continuing operations before income taxes was comprised of the following:

	2004	2003	2002
	(In millions)
United States	$(50.9)	$(64.5)	$(76.4)
Foreign	148.9	193.7	363.5

Income before income taxes	$98.0	$129.2	$287.1

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. We are a Cayman Islands company and the Cayman Islands does not impose corporate income taxes. Our U.S. subsidiaries are subject to a U.S. tax rate of 35%.

At December 31, the provision for income taxes consisted of the following:

	2004	2003	2002
	(In millions)
Current - Foreign	$46.1	$26.6	$45.8
- U.S. federal	6.5	0.1	0.1

	52.6	26.7	45.9

Deferred - Foreign	(0.4)	(12.9)	4.7
- U.S. federal	14.4	1.2	(25.0)

	14.0	(11.7)	(20.3)

Provision for income taxes	$66.6	$15.0	$25.6

A reconciliation of the differences between our income tax provision computed at the appropriate statutory rate and our reported provision for income taxes follows:

	2004	2003 (1)	2002 (1)
	($ in millions)
Income tax provision at statutory rate (Cayman Islands)	$—	$—	$—
Taxes on U.S. and foreign earnings at greater than the Cayman Islands rate	115.9	40.9	3.8
Permanent differences	(7.0)	(1.5)	3.2
Subsidiary realignment	42.5	—	—
Change in valuation allowance	(84.8)	(24.4)	20.8
Other, net	—	—	(2.2)

Provision for income taxes	$66.6	$15.0	$25.6

Effective tax rate	68%	12%	9%

(1)	Prior periods have been restated to exclude the results of discontinued operations.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We intend to permanently reinvest all of the unremitted earnings of our U.S. subsidiaries in their businesses. As a result, we have not provided for U.S. deferred taxes on $911.3 million of cumulative unremitted earnings at December 31, 2004. The reduction in unremitted earnings at December 31, 2004, compared to the $1.4 billion of unremitted earnings at December 31, 2003, is primarily the result of the subsidiary realignment discussed below. Should a distribution be made to us from the unremitted earnings of our U.S. subsidiaries, we could be required to record additional U.S. current and deferred taxes. It is not practicable to estimate the amount of deferred tax liability associated with these unremitted earnings.

Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The significant components of our deferred tax assets and liabilities as of December 31 were as follows:

	2004	2003
	(In millions)
Deferred tax assets:
Net operating loss carryforwards—U.S.	$158.2	$237.7
Net operating loss carryforwards—various foreign	53.6	59.3
Tax credit carryforwards	19.8	15.1
Interest carryforward	—	6.1
Accrued expenses not currently deductible	44.2	51.9
Other	13.2	13.6

	289.0	383.7
Less: Valuation allowance	(62.1)	(149.6)

Deferred tax assets, net of valuation allowance	226.9	234.1

Deferred tax liabilities:
Depreciation and depletion for tax in excess of book expense	226.8	218.1
Tax benefit transfers	6.3	6.3

Total deferred tax liabilities	233.1	224.4

Net future income tax asset/(liability) (1)	$(6.2)	$9.7

(1)	The difference between the change in the net deferred tax asset/(liability) of $15.9 million between December 31, 2003 and 2004, differs by $1.9 million from the deferred tax expense of $14.0 million reported for 2004 due primarily to tax expense totaling $6.4 million charged to equity accounts as a result of, among other things, the tax effects of minimum pension liability adjustments, offset by a tax benefit of $4.5 million included in discontinued operations.

We decreased the valuation allowance related to our deferred tax assets by $87.5 million in 2004, $77.4 million of which relates to the utilization of Global Marine’s U.S. net operating loss (“NOL”) carryforwards, due in part to the corporate realignment discussed below. We have historically established valuation allowances against our NOL carryforwards when, based on earnings projections, we determine that it is more likely than not that the remaining NOL carryforwards balance in a particular jurisdiction will not be fully utilized. We did not adjust the valuation allowance against the U.S. NOL carryforwards of Global Marine in 2003 or 2002.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, we completed a subsidiary realignment to separate our international and domestic holding companies. This realignment included the redemption of a minority interest in a foreign subsidiary held by one of our U.S. subsidiaries, along with the intercompany sale of certain rigs between U.S. and foreign subsidiaries. These transactions generated a U.S. taxable gain which resulted in a total tax expense of approximately $135.0 million. This expense was reduced in part by the recognition of $77.4 million of tax benefits resulting from the release of valuation allowances previously recorded against a portion of our U.S. NOL carryforwards, the recognition of a $6.8 million tax benefit from the release of deferred tax liabilities and the deferral of $8.3 million of tax expense related to the gain on the intercompany rig sales. This net deferred tax benefit will be recognized for financial reporting purposes over the remaining useful lives of the rigs. The total tax expense recognized for financial reporting purposes was $42.5 million, comprised of $37.4 million of deferred tax expense and $5.1 million of current tax expense.

We decreased the valuation allowance against the net deferred tax assets in certain foreign jurisdictions by $7.4 million and $19.3 million in 2004 and 2003, respectively. A portion of the 2003 decrease relates to the NOL carryforwards in the U.K. We determined during 2003 that, based on earnings projections at that time, it was more likely than not that the remaining NOL carryforwards balance in this jurisdiction would be fully utilized. This adjustment resulted in a 2003 net deferred tax benefit of $11 million.

At December 31, 2004, we had $452.0 million of U.S. NOL carryforwards. In addition, we have $19.6 million of non-expiring U.S. alternative minimum tax credit carryforwards. The NOL carryforwards and the U.S. alternative minimum tax credit carryforwards can be used to reduce our U.S. federal income taxes payable in future years. The NOL carryforwards subject to expiration expire as follows (in millions):

Year ended December 31:	Total	United States	Foreign
2005	79.2	76.1	3.1
2006	20.6	19.6	1.0
2007	36.9	34.1	2.8
2008	21.7	18.8	2.9
2011	2.3	—	2.3
2012	19.4	—	19.4
2013	1.6	—	1.6
2014	1.4	—	1.4
2018	22.9	22.9	—
2020	53.4	53.4	—
2021	43.3	43.3	—
2022	113.0	113.0	—
2023	70.8	70.8	—

Total	$486.5	$452.0	$34.5

In addition, we also had $32.3 million and $97.7 million of non-expiring NOL carryforwards in the United Kingdom and Trinidad and Tobago, respectively.

Our ability to realize the benefit of our deferred tax asset requires that we achieve certain future earnings levels prior to the expiration of our NOL carryforwards. We have established a valuation allowance against the future tax benefit of a portion of our NOL carryforwards and could be required to increase or decrease that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from our current estimates. Our NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Earnings Per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

	Year Ended December 31,
	2004	2003	2002
	(In millions, except share and per share amounts)
Numerator:
Income from continuing operations	$31.4	$114.2	$261.5
Income from discontinued operations	112.3	15.2	16.4

Net income	$143.7	$129.4	$277.9

Denominator:
Ordinary shares—Basic	234,754,492	233,183,966	233,747,710
Add effect of employee stock options	2,416,794	1,739,218	2,707,061

Ordinary shares—Diluted	237,171,286	234,923,184	236,454,771

Earnings per ordinary share:
Basic:
Income from continuing operations	$0.13	$0.49	$1.12
Income from discontinued operations	0.48	0.06	0.07

Net income	$0.61	$0.55	$1.19

Diluted:
Income from continuing operations	$0.13	$0.49	$1.11
Income from discontinued operations	0.48	0.06	0.07

Net income	$0.61	$0.55	$1.18

The computation of diluted earnings per share excludes outstanding stock options with exercise prices greater than the average market price of our ordinary shares for the year, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e., their effect would be “antidilutive”). Antidilutive options that were excluded from diluted earnings per ordinary share and could potentially dilute basic earnings per ordinary share in the future represented 9,090,138 shares in 2004, 15,635,120 shares in 2003 and 9,401,866 shares in 2002.

Diluted earnings per share for all periods presented also excludes 4,875,062 potentially dilutive shares issuable upon conversion of our Zero Coupon Convertible Debentures because the inclusion of these shares would be antidilutive given the level of income from continuing operations for these periods.

As discussed in Note 4, holders of the Zero Coupon Convertible Debentures have the right to require us to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015. We may pay the repurchase price with either cash or stock or a combination thereof. We anticipate funding any repurchase from our cash and cash equivalents and marketable securities.

Note 12—Supplemental Cash Flow Information

In December 2004, our Board of Directors declared a regular quarterly cash dividend in the amount of $0.075 per ordinary share. The dividend in the amount of $17.7 million was paid on January 18, 2005, to shareholders of record as of the close of business on December 31, 2004.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash payments for capital expenditures for the year ended December 31, 2004, include $16.6 million of capital expenditures that were accrued but unpaid at December 31, 2003. Cash payments for capital expenditures for the year ended December 31, 2003, include $19.2 million of capital expenditures that were accrued but unpaid at December 31, 2002. Cash payments for capital expenditures for the year ended December 31, 2002, include $6.4 million of capital expenditures that were accrued but unpaid at December 31, 2001. Capital expenditures that were accrued but not paid as of December 31, 2004, totaled $63.9 million. This amount is included in Accounts payable in the Consolidated Balance Sheet at December 31, 2004.

Cash payments for interest, net of amounts capitalized, totaled $10.2 million, $13.9 million and $21.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash payments for income taxes, net of refunds, totaled $37.6 million, $50.4 million and $51.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 13—Segment and Geographic Information

We have three lines of business, each organized along the basis of services and products and each with a separate management team. Our three lines of business are reported as separate operating segments and consist of contract drilling, drilling management services and oil and gas. Our contract drilling business provides fully crewed, mobile offshore drilling rigs to oil and gas operators on a daily rate basis and is also referred to as dayrate drilling. Our drilling management services business provides offshore oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services. Our oil and gas business participates in exploration and production activities, principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

We evaluate and measure segment performance on the basis of operating income. Segment operating income is inclusive of intersegment revenues. Such revenues, which have been eliminated from the consolidated totals, are recorded at transfer prices which are intended to approximate the prices charged to external customers. Segment operating income consists of revenues less the related operating costs and expenses and excludes interest expense, interest income, restructuring costs and corporate expenses. Segment assets consist of all current and long-lived assets, exclusive of affiliate receivables and investments.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Contract Drilling	Drilling Management Services	Oil and Gas	Corporate	Eliminations and Other		Consolidated
	(In millions)
REVENUES FROM EXTERNAL CUSTOMERS
2004	$1,176.9	$515.2	$31.6				$1,723.7
2003	1,263.9	523.4	20.9				1,808.2
2002	1,458.8	400.6	10.6				1,870.0

INTERSEGMENT REVENUES
2004	14.9	16.3	—		$(31.2)		—
2003	2.7	5.0	—		(7.7)		—
2002	12.5	16.2	—		(28.7)		—

TOTAL REVENUES
2004	1,191.8	531.5	31.6		(31.2)		1,723.7
2003	1,266.6	528.4	20.9		(7.7)		1,808.2
2002	1,471.3	416.8	10.6		(28.7)		1,870.0

OPERATING INCOME
2004	119.1	6.7	19.4	$(62.0)	50.6	(1)	133.8
2003	138.0	31.7	12.0	(52.7)	(3.4	) (2)	125.6
2002	334.7	28.6	4.8	(61.8)	—		306.3

DEPRECIATION, DEPLETION AND AMORTIZATION
2004	246.3	—	5.0	5.5	—		256.8
2003	249.5	—	3.1	4.9	—		257.5
2002	233.4	0.1	2.2	3.4	—		239.1

CAPITAL EXPENDITURES
2004 (3)	416.2	—	20.4	16.3	—		452.9
2003	446.3	—	13.3	6.4	—		466.0
2002	562.1	0.1	6.9	5.0	—		574.1

SEGMENT ASSETS
2004	5,554.4	82.4	119.5	320.2	(78.3	) (4)	5,998.2
2003	5,284.5	81.3	85.6	770.8	(72.5)		6,149.7
2002	5,139.3	69.4	60.7	620.4	(61.1)		5,828.7

GOODWILL
2004	338.1	—	—	—	—		338.1
2003	352.1	—	—	—	—		352.1
2002	386.4	0.5	—	—	—		386.9

(1)	The 2004 amount includes a gain of $24.0 million as a result of the loss of the GSF Adriatic IV and gains totaling $27.8 million related to the sales of CMI’s interests in certain oil and gas properties, offset in part by an impairment loss of $1.2 million in connection with the sale of a platform rig (Note 2).
(2)	Amount for 2003 consists of changes to estimated restructuring costs incurred in connection with the Merger.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Capital expenditures include approximately $63.9 million, $16.6 million and $19.2 million of capital expenditures related to our rig building program that had been accrued but not paid as of December 31, 2004, 2003 and 2002, respectively (Note 12).
(4)	Amounts for 2004, 2003 and 2002 reflect the deferral of intersegment turnkey drilling profit credited to our full cost pool of oil and gas properties (see Note 2).

One customer accounted for more than 10% of consolidated revenues in 2004: Total S.A. (“Total”) provided $186.0 million of contract drilling revenues. Two customers each accounted for more than 10% of consolidated revenues in 2003: Total provided $234.2 million of contract drilling revenues, and ExxonMobil provided $231.6 million of contract drilling revenues. One customer accounted for more than 10% of consolidated revenues for 2002: ExxonMobil provided $267.7 million of contract drilling revenues and $0.1 million of drilling management services revenues.

We are incorporated in the Cayman Islands; however, all of our operations are located in countries other than the Cayman Islands. Revenues and assets by geographic area in the tables that follow were attributed to countries based on the physical location of the assets. The mobilization of rigs among geographic areas has affected area revenues and long-lived assets over the periods presented. Revenues from external customers by geographic areas were as follows:

	2004	2003	2002
	(In millions)
United Kingdom	$330.5	$447.0	$535.3
Nigeria	80.3	119.2	105.2
Egypt	97.8	82.8	59.2
Other foreign countries (1)	603.4	555.2	561.4

Total foreign revenues	1,112.0	1,204.2	1,261.1
United States	611.7	604.0	608.9

Total revenues	$1,723.7	$1,808.2	$1,870.0

(1)	Individually less than 5% of consolidated revenues for 2004, 2003 and 2002.

Long-lived assets by geographic areas, based on their physical location at December 31, were as follows:

	2004	2003	2002
	(In millions)
Properties and equipment:
United Kingdom	$518.9	$658.4	$918.3
Other foreign countries (1)	2,250.8	1,933.2	1,777.8

Total foreign long-lived assets	2,769.7	2,591.6	2,696.1
United States	836.2	958.8	1,025.9

Total productive assets	3,605.9	3,550.4	3,722.0
Construction in progress—Singapore	724.0	629.8	472.0

Total properties and equipment	4,329.9	4,180.2	4,194.0
Goodwill	338.1	352.1	386.9

Total long-lived assets	$4,668.0	$4,532.3	$4,580.9

(1)	Individually less than 10% of consolidated long-lived assets at December 31.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Transactions with Affiliates

In connection with its initial public offering, Santa Fe International entered into an intercompany agreement with Kuwait Petroleum Corporation and SFIC Holdings, which agreement was amended in connection with the Merger. The intercompany agreement, as amended, provides that, as long as Kuwait Petroleum Corporation and its affiliates, in the aggregate, own at least 10% of our outstanding ordinary shares, the consent of SFIC Holdings is required for us to reincorporate in another jurisdiction, to change the jurisdiction of any of our existing subsidiaries, or to incorporate a new subsidiary in any jurisdiction, in each case in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates. The intercompany agreement, as amended, also provides SFIC Holdings the right to designate up to three representatives to our Board of Directors based on SFIC Holdings’ ownership percentage in our outstanding ordinary shares and provides SFIC Holdings rights to access certain information concerning us. SFIC Holdings currently holds approximately 18.4% of our outstanding ordinary shares.

As part of our land drilling operations, we provided contract drilling services in Kuwait to the Kuwait Oil Company, K.S.C. (“KOC”), a subsidiary of Kuwait Petroleum Corporation, and also provided contract drilling services to a partially owned affiliate of KOC in the Kuwait-Saudi Arabian Partitioned Neutral Zone. Such services were performed pursuant to drilling contracts containing terms and conditions and rates of compensation which materially approximated those that were customarily included in arm’s-length contracts of a similar nature. In connection therewith, KOC provided us rent-free use of certain land and maintenance facilities. On May 21, 2004, we completed the sale of our land drilling fleet and related support equipment and we no longer provide contract drilling services to KOC. We still, however, maintain an agency agreement with a subsidiary of Kuwait Petroleum Corporation that obligates us to pay certain agency fees. We believe the terms of this agreement are more favorable than those which could be obtained with an unrelated third party in an arm’s-length negotiation, but the value of such terms is currently immaterial to our results of operations.

During the year ended December 31, 2004, we earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $20.5 million and paid $211,000 of agency fees pursuant to the agency agreement. During the year ended December 31, 2003, we earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $45.6 million and paid $444,000 of agency fees pursuant to the agency agreement. During the year ended December 31, 2002, we earned revenues from KOC and its affiliate for performing contract drilling services in the ordinary course of business totaling $62.7 million and paid $586,000 of agency fees pursuant to the agency agreement. At December 31, 2004 and 2003, we had accounts receivable from affiliates of Kuwait Petroleum Corporation of $2.1 million and $6.8 million, respectively.

Note 15—Summarized Financial Data—Global Marine Inc. and Subsidiaries

Global Marine Inc. (“Global Marine”), one of our wholly owned subsidiaries, is a domestic and international offshore drilling contractor, with a fleet of 14 mobile offshore drilling rigs worldwide. Global Marine, through its subsidiaries, provides offshore drilling services on a dayrate basis in the U.S. Gulf of Mexico and internationally, provides drilling management services on a turnkey basis, and also engages in oil and gas exploration, development and production activities, principally in order to facilitate the acquisition of turnkey contracts for its drilling management services operations.

In December 2004, we completed a subsidiary realignment to separate our international and domestic holding companies. As a result of this realignment, Global Marine no longer holds an interest in the foreign subsidiary included in “Investment in unconsolidated subsidiaries” in the table below at December 31, 2003. The interest in this subsidiary is now held entirely by GlobalSantaFe Corporation.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for Global Marine and its consolidated subsidiaries follows:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Sales and other operating revenues	$705.9	$1,361.8	$1,223.7
Operating income	133.0	50.4	136.2
Net income (loss)	9.7	(13.5)	74.2

	December 31,
	2004	2003
	(In millions)
Current assets	$214.5	$516.7
Net properties and equipment	961.7	912.8
Investment in unconsolidated subsidiaries	—	1,105.9
Other assets	1,390.2	267.3
Current liabilities	470.0	113.7
Total long-term debt (1)	313.1	953.4
Other long-term liabilities	44.4	58.9
Net equity	1,738.8	1,676.7

(1)	Includes capitalized lease obligation.

SUPPLEMENTAL OIL AND GAS DISCLOSURE (Unaudited)

Our estimated net proved reserves and proved developed reserves of crude oil, natural gas and natural gas liquids are shown in the table below:

	2004		2003		2002
	Gas	Oil	Gas	Oil	Gas	Oil
	Millions of Cubic feet	Thousands of Barrels	Millions of Cubic feet	Thousands of Barrels	Millions of Cubic feet	Thousands of Barrels
United States:
Proved Reserves:
Balance, January 1	5,906	287	6,675	316	5,854	309
Increase (decrease) during the year attributable to:
Revisions of previous estimates	181	56	169	9	271	63
Extensions, discoveries and other additions	1,377	18	2,331	60	3,148	42
Production	(2,752)	(85)	(3,269)	(98)	(2,598)	(98)
Sales of minerals in place	402	1	—	—	—	—

Balance, December 31	5,114	277	5,906	287	6,675	316

Proved Developed Reserves:
January 1	5,906	287	6,675	316	5,854	309

December 31	5,081	277	5,906	287	6,675	316

United Kingdom:
Proved Reserves:
Balance, January 1	—	4,188	—	4,188	—	—
Increase (decrease) during the year attributable to:
Revisions of previous estimates	—	146	—	—	—	—
Extensions, discoveries and other additions	—	586	—	—	—	4,188
Production	—	(263)	—	—	—	—
Sales of minerals in place	—	(2,094)	—	—	—	—

Balance, December 31	—	2,563	—	4,188	—	4,188

Proved Developed Reserves:
January 1	—	—	—	—	—	—

December 31	—	2,563	—	—	—	—

Total:
Proved Reserves:
Balance, January 1	5,906	4,475	6,675	4,504	5,854	309
Increase (decrease) during the year attributable to:
Revisions of previous estimates	181	202	169	9	271	63
Extensions, discoveries and other additions	1,377	604	2,331	60	3,148	4,230
Production	(2,752)	(348)	(3,269)	(98)	(2,598)	(98)
Sales of minerals in place	402	(2,093)	—	—	—	—

Balance, December 31	5,114	2,840	5,906	4,475	6,675	4,504

Proved Developed Reserves:
January 1	5,906	287	6,675	316	5,854	309

December 31	5,081	2,840	5,906	287	6,675	316

Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Our proved reserves are located in the United States and in the United Kingdom (North Sea). Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

The estimates of our proved oil and gas reserves in the United States were prepared by Netherland, Sewell and Associates, Inc. (“Netherland & Sewell”) and estimates of our proved oil and gas reserves in the United Kingdom were prepared by the firm of DeGolyer and MacNaughton, based on data supplied by us. The reports issued by these firms, including descriptions of the bases used in preparing the reserve estimates, are filed as exhibits to this Annual Report on Form 10-K.

There were no capitalized costs of unproved oil and gas properties excluded from the full cost amortization pool as of December 31, 2004. Capitalized costs of unproved oil and gas properties excluded from the full cost amortization pool as of December 31, 2003, totaled $2.9 million. Costs incurred related to oil and gas activities consisted of the following:

	2004	2003	2002
	(In millions)
United States:
Exploration costs	$1.3	$3.9	$(0.4)
Development costs	2.5	0.3	3.8
Acquisition of properties	0.7	0.1	0.1

Total United States	$4.5	$4.3	$3.5

United Kingdom:
Exploration costs	$0.2	$—	$—
Development costs	15.7	9.0	3.3
Acquisition of properties	—	—	0.1

Total United Kingdom	$15.9	$9.0	$3.4

Total:
Exploration costs	$1.5	$3.9	$(0.4)
Development costs	18.2	9.3	7.1
Acquisition of properties	0.7	0.1	0.2

Total	$20.4	$13.3	$6.9

The calculation of estimated future net cash flows in the following table assumed the continuation of existing economic conditions. Future net cash inflows were computed by applying year-end prices (except for future price changes as allowed by contract) of oil and gas to the expected future production of proved reserves, less future expenditures (based on year-end costs) expected to be incurred in developing and producing such reserves.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31 follows:

	2004	2003	2002
	(In millions)
United States:
Future cash inflows	$43.5	$44.7	$42.5
Future production and development costs	17.2	16.0	15.2

Future net cash flows	26.3	28.7	27.3
Ten percent annual discount for estimated timing of cash flows	3.8	4.3	2.8

Standardized measure of discounted future net cash relating to proved oil and gas reserves	$22.5	$24.4	$24.5

United Kingdom:
Future cash inflows	$102.7	$127.2	$129.3
Future production and development costs	48.6	77.8	78.3

Future net cash flows	54.1	49.4	51.0
Ten percent annual discount for estimated timing of cash flows	14.7	16.1	20.1

Standardized measure of discounted future net cash relating to proved oil and gas reserves	$39.4	$33.3	$30.9

Total:
Future cash inflows	$146.2	$171.9	$171.8
Future production and development costs	65.8	93.8	93.5

Future net cash flows	80.4	78.1	78.3
Ten percent annual discount for estimated timing of cash flows	18.5	20.4	22.9

Standardized measure of discounted future net cash relating to proved oil and gas reserves	$61.9	$57.7	$55.4

Principal sources of changes in the standardized measure of discounted future net cash flows follow:

	2004	2003	2002
	(In millions)
United States:
Balance, January 1	$24.4	$24.5	$11.4
Revisions to quantity estimates and production rates	2.0	0.8	2.0
Prices, net of lifting costs	2.0	6.1	10.7
Estimated future development costs	(1.2)	(1.4)	(1.4)
Accretion of ten percent discount	2.4	2.4	1.1
Additions, extensions and discoveries plus improved recovery	4.4	9.2	9.5
Net sales of production	(16.3)	(18.2)	(8.4)
Sales and purchases of reserves in place	2.7	—	—
Development costs incurred	0.2	0.3	0.5
Other	1.9	0.7	(0.9)

Balance, December 31	$22.5	$24.4	$24.5

United Kingdom:
Balance, January 1	$33.3	$30.9	$—
Revisions to quantity estimates and production rates	3.1	—	—
Prices, net of lifting costs	1.3	(4.5)	—
Estimated future development costs	(0.1)	(11.7)	—
Accretion of ten percent discount	3.3	3.1	—
Additions, extensions and discoveries plus improved recovery	12.4	—	30.9
Net sales of production	(11.3)	—	—
Sales and purchases of reserves in place	(16.7)	—	—
Development costs incurred	15.5	14.7	—
Other	(1.4)	0.8	—

Balance, December 31	$39.4	$33.3	$30.9

Total:
Balance, January 1	$57.7	$55.4	$11.4
Revisions to quantity estimates and production rates	5.1	0.8	2.0
Prices, net of lifting costs	3.3	1.6	10.7
Estimated future development costs	(1.3)	(13.1)	(1.4)
Accretion of ten percent discount	5.7	5.5	1.1
Additions, extensions and discoveries plus improved recovery	16.8	9.2	40.4
Net sales of production	(27.6)	(18.2)	(8.4)
Sales and purchases of reserves in place	(14.0)	—	—
Development costs incurred	15.7	15.0	0.5
Other	0.5	1.5	(0.9)

Balance, December 31	$61.9	$57.7	$55.4

Results of operations from producing activities follow:

	2004	2003	2002
	(In millions)
United States:
Revenues	$19.4	$20.9	$10.6
Expenses:
Production costs	3.1	2.7	2.2
Depreciation, depletion and amortization	3.8	3.1	2.2
Technical support and other	1.6	2.3	1.1

	8.5	8.1	5.5

Gains on sales of properties	—	—	—

Income before income taxes	10.9	12.8	5.1
Income tax expense (benefit)	3.8	4.2	1.7

Results of operations from producing activities	$7.1	$8.6	$3.4

United Kingdom:
Revenues	$12.2	$—	$—
Expenses:
Production costs	0.9	—	—
Depreciation, depletion and amortization	1.2	—	—
Technical support and other	1.6	0.8	0.3

	3.7	0.8	0.3

Gains on sales of properties	25.1	—	—

Income before income taxes	33.6	(0.8)	(0.3)
Income tax expense (benefit)	16.5	—	—

Results of operations from producing activities	$17.1	$(0.8)	$(0.3)

Total:
Revenues	$31.6	$20.9	$10.6
Expenses:
Production costs	4.0	2.7	2.2
Depreciation, depletion and amortization	5.0	3.1	2.2
Technical support and other	3.2	3.1	1.4

	12.2	8.9	5.8

Gains on sales of properties	25.1	—	—

Income before income taxes	44.5	12.0	4.8
Income tax expense (benefit)	20.3	4.2	1.7

Results of operations from producing activities	$24.2	$7.8	$3.1

Results of operations from producing activities in the table above exclude a gain of $2.7 million ($2.0 million, net of taxes) related to the sale of CMI’s interest in a drilling project in West Africa off the coast of Mauritania. This interest was classified as unproved oil and gas properties on our Consolidated Balance Sheet at December 31, 2003.

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The consolidated selected quarterly financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Revenues	$498.3	$463.3	$382.1	$380.0	$480.8	$430.9	$472.1	$424.4

Operating income (loss)	52.6	75.4	(2.2)	8.0	30.0	20.1	46.1	29.4

Income (loss) from continuing operations	(7.5)	60.8	(26.0)	4.1	20.1	12.4	39.0	42.7
Income (loss) from discontinued operations, net of tax effect	(0.1)	(2.2)	110.0	4.6	4.4	2.7	4.9	3.2

Net income (loss)	(7.6)	58.6	84.0	8.7	24.5	15.1	43.9	45.9

Net income includes the following special items:
Gain on involuntary conversion of long-lived asset (1)	—	24.0	—	—	—	—	—	—
Gain on sale of land rig fleet (2)	—	—	113.1	—	—	—	—	—
Gain on sale of assets (3)	—	13.7	—	2.0	—	—	—	—
Loss on retirement of long-term debt (4)	—	—	(21.0)	—	—	—	—	—
Tax effect of internal restructuring (5)	(42.5)	—	—	—	—	—	—	—
Gain on settlement of litigation claim (6)	—	—	—	—	—	—	—	22.1
Earnings (loss) per ordinary share (Basic):
Income (loss) from continuing operations	(0.03)	0.26	(0.11)	0.02	0.08	0.06	0.17	0.18
Income (loss) from discontinued operations	—	(0.01)	0.47	0.02	0.02	0.01	0.02	0.02

Net income	(0.03)	0.25	0.36	0.04	0.10	0.07	0.19	0.20

Earnings (loss) per ordinary share (Diluted):
Income (loss) from continuing operations	(0.03)	0.26	(0.11)	0.02	0.08	0.05	0.17	0.18
Income (loss) from discontinued operations	—	(0.01)	0.47	0.02	0.02	0.01	0.02	0.02

Net income	(0.03)	0.25	0.36	0.04	0.10	0.06	0.19	0.20

Cash dividend declared per ordinary share	0.075	0.05	0.05	0.05	0.05	0.05	0.0375	0.0375

Price ranges of ordinary shares:
High	33.11	31.30	28.53	30.58	25.30	25.03	26.35	25.02
Low	27.42	24.72	24.21	23.60	21.03	21.52	20.35	20.10

(1)	In August 2004, the cantilevered jackup GSF Adriatic IV encountered well control problems, caught fire and sank while drilling in the Mediterranean Sea off the coast of Egypt. We received insurance proceeds totaling $40.0 million, net of our deductible, and recorded a gain of $24.0 million, net of taxes.
(2)	In May 2004, we sold our land drilling fleet and related support equipment for a total sales price of $316.5 million and recorded a gain of $113.1 million, net of a tax benefit of $1.1 million.
(3)	2004 amounts include the sale of CMI’s interests in two oil and gas projects. In the first quarter 2004, CMI sold its interest in a drilling project in West Africa project for approximately $6.1 million, recording a gain of $2.0 million, net of taxes. In the third quarter 2004, CMI sold a portion of its interest in the Broom Field development project in the North Sea for approximately $35.9 million, recording a gain of $13.7 million, net of taxes.
(4)	In 2004 we completed the redemption of the entire outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, recognizing a loss on the early retirement of debt of approximately $32.4 million.
(5)	In 2004 we completed a subsidiary realignment to separate our international and domestic holding companies. This realignment included the redemption of a minority interest in a foreign subsidiary held by one of our U.S. subsidiaries, along with the intercompany sale of certain rigs between U.S. and foreign subsidiaries. This realignment resulted in a charge of $42.5 million (see Note 10).
(6)	Includes $22.1 million awarded to us in 2003 as a result of the settlement of claims filed in 1993 with the United Nations Compensation Commission for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 2, 2005, appearing in the 2004 Annual Report on Form 10-K of GlobalSantaFe Corporation and subsidiaries (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 2, 2005

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions
Description	Balance at Beginning of Year	Charge (Credit) to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2004:
Allowance for doubtful accounts receivable	$7.9	$—	$—	$(4.4)	$3.5
Deferred tax asset valuation allowance	149.6	9.1	2.1	(98.7)	62.1
Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$3.4	$4.9	$—	$(0.4)	$7.9
Deferred tax asset valuation allowance	167.7	11.0	5.1	(34.2)	149.6
Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$3.2	$0.2	$—	$—	$3.4
Deferred tax asset valuation allowance	146.6	49.6	—	(28.5)	167.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There were no changes in our internal control over financial reporting for the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to December 31, 2004, management replaced its general ledger and consolidation software with SAP financial software. This conversion to SAP involves significant changes to internal processes and control procedures over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of GlobalSantaFe Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. GlobalSantaFe Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of GlobalSantaFe Corporation;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of

America and that receipts and expenditures of GlobalSantaFe Corporation are being made only in accordance with authorization of management and directors of GlobalSantaFe Corporation; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of GlobalSantaFe Corporation’s internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of GlobalSantaFe Corporation’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2004, GlobalSantaFe Corporation maintained effective internal control over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing elsewhere in this report, which expresses unqualified opinions on our management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors is incorporated herein by reference to the Sections entitled “Election of Directors,” “Board Committees” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2004.

Information related to the designation of our audit committee financial expert is incorporated herein by reference to the section entitled “Board Committees” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2004.

Information with respect to our executive officers required by Item 401 of Regulation S-K is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

We have adopted a code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Controller and the Treasurer. We have posted a copy of the code on our Internet website at: http://www.globalsantafe.com on the Investor Relations page under the caption “Corporate Governance.” Copies of the code may be obtained free of charge from our website or by requesting a copy in writing from our Secretary at 15375 Memorial Drive, Houston, Texas 77079. We intend to disclose any amendments to, or waivers from, a provision of the code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Controller or the Treasurer by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated herein by reference to the Sections entitled “Director Compensation,” “Executive Compensation” and “Employment Agreements and Termination Agreements” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership required by Item 12 is incorporated herein by reference to the Section entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers,” and “Equity Compensation Plan Information” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated herein by reference to the Section entitled “Certain Relationships and Related Transactions” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the Section entitled “Audit Committee Report” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Schedules other than Schedule II are omitted for the reason that they are not applicable.

(3)    Exhibits

The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-14634). Exhibits filed herewith are so indicated by a “+”. Exhibits incorporated by reference are so indicated by parenthetical information.

2.1	Agreement and Plan of Merger, dated as of August 31, 2001, among the Company, Silver Sub, Inc., Gold Merger Sub, Inc. and Global Marine Inc. (incorporated herein by this reference to the Company’s Current Report on Form 8-K filed September 4, 2001).

2.2	Purchase Agreement between GlobalSantaFe Corporation, GlobalSantaFe Drilling Venezuela, C.A., GlobalSantaFe Drilling Operations Inc., and Saudi Drilling Company Limited as Seller Parties and Precision Drilling Corporation, P. D. Technical Services Inc., Precision Drilling De Venezuela C.A., Precision Drilling Services Saudi Arabia Ltd., Muscat Overseas Oil & Gas Drilling Co. LLC, and Precision Drilling (Cyprus) Limited as Buyer Parties dated as of April 1, 2004 (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on 8-K filed April 2, 2004).

3.1	Amended and Restated Memorandum of Association of the Company, adopted by Special Resolution of the members effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the members effective June 9, 2004 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Section 15.2 of the Amended and Restated Articles of Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders (incorporated herein by this reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

+4.2	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc. (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997); First Supplemental Indenture dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000); Second Supplemental Indenture dated as of November 20, 2001.

4.3	Form of 7 1/8% Exchange Note Due 2007 (incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on February 3, 1998).

4.4	Terms of 7 1/8% Notes Due 2007 (incorporated herein by this reference to Exhibit 4.5 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997).

4.5	Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.6	Terms of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.7	Form of Zero Coupon Convertible Debentures Due June 23, 2020 (incorporated herein by this reference to Exhibit 4.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

4.8	Indenture dated as of February 1, 2003, between GlobalSantaFe Corporation and Wilmington Trust Company, as Trustee, relating to Debt Securities of GlobalSantaFe Corporation (incorporated herein by this reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.9	Form of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.10	Terms of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Intercompany Agreement by and among Kuwait Petroleum Corporation, SFIC Holdings (Cayman), Inc. and the Company, dated June 9, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Amendment to Intercompany Agreement dated December 26, 2000 (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2000); Consent and Amendment to Intercompany Agreement dated August 31, 2001 (incorporated herein by this reference to Annex E to the joint proxy statement/ prospectus constituting part of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-70268) filed October 12, 2001).

10.2	Agency Agreement between Kuwait Santa Fe Braun for Engineering and Petroleum Enterprises (K.S.B.) Company K.S.C. and the Company, dated April 1, 1992 (incorporated herein by this reference to the Company’s Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997).

10.3	Drilling Contract between Azerbaijan International Operating Company and the Company, executed on March 14, 2000, dated effective July 7, 1999 (incorporated herein by this reference to the Company’s Report on Form 6-K filed May 5, 2000).

10.4	Overall Agreement between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.5	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P.2003) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.6	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P-2004) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.7	Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated August 1, 1996).

10.8	Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. “Glomar C.R. Luigs”) (incorporated herein by this reference to Exhibit 10.10 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.9	Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.10	Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.11	Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No. 12) Limited, as Lessor (incorporated herein by this reference to Exhibit 10.15 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.12	Head-lease Agreement dated January 30, 2003 between GlobalSantaFe Drilling Company (North Sea) Limited, as lessor, and Sogelease B.V., as lessee, in respect of the jack-up drilling unit known as “Britannia.”

10.13	Sub-lease Agreement dated January 30, 2003 between Sogelease B.V., as sub-lessor, and GlobalSantaFe Drilling Company (North Sea) Limited, as sub-lessee, in respect of the jack-up drilling unit known as “Britannia.”

10.14	Guarantee and Indemnity dated January 30, 2003 between GlobalSantaFe Corporation, as guarantor, and Sogelease B.V. relating to the jack-up drilling unit known as “Britannia.”

*10.15	Amended and Restated Employment Agreement dated as of August 16, 2001, among Global Marine Inc., Global Marine Corporate Services Inc. (subsequently assumed by the Company) and Robert E. Rose; First Amendment thereto dated August 31, 2001 (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001); and Second Amendment thereto dated July 29, 2003, (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2003).

*10.16	Employee Severance Protection Plan adopted May 2, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Form of Executive Severance Protection Agreement thereunder, effective October 18, 1999, between the Company and fourteen executive officers, respectively (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.17	Amendments to Executive Severance Protection Agreements, dated October 25, 2001, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.18	Form of Severance Agreement dated August 16, 2001, between Global Marine Inc. and six executive officers, respectively (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).

*10.19	Supplemental Agreement to Severance Agreement dated January 20, 2003 by and between Global Marine Inc., GlobalSantaFe Corporation and W. Matt Ralls (incorporated herein by this reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.20	Form of Severance Agreement dated July 29, 2003, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.21	1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Long Term Incentive Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.22	GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.23	Global Marine Inc. 1989 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988); First Amendment (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1990); Second Amendment (incorporated herein by this reference to Exhibit 10.7 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment (incorporated herein by this reference to Exhibit 10.19 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993.); Fourth Amendment (incorporated herein by this reference to Exhibit 10.16 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.24	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1998); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

*10.25	GlobalSantaFe Corporation 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.26	Memorandum dated November 20, 2001, Regarding Grant of Restricted Stock, including Terms and Conditions of Restricted Stock (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.27	Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units to certain executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.28	Forms of Memoranda Regarding Grant of Performance Units to certain executive officers of the Company, including terms and conditions for 2003 — 2005 and 2004 — 2006 performance cycles (incorporated herein by this reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.29	Form of Notice of Grant of Stock Options used for stock option grants under the 2001 Long-Term Incentive Plan and the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan as amended (incorporated herein by this reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.30	Form of Notice of Grant of Stock Options for stock option grants under the 2003 Long-Term Incentive Plan from inception until February 28, 2005 (incorporated herein by this reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.31	Form of Notice of Stock Option Grant used for new stock option grants to non-employee directors under the GlobalSantaFe Corporation 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.32	GlobalSantaFe Supplemental Executive Retirement Plan (incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

+*10.33	Santa Fe International Corporation Key Employee Deferred Compensation Plan effective January 1, 2001. Amendment to GlobalSantaFe Corporation Key Employment Deferred Compensation Plan effective November 20, 2001.

+*10.34	Trust Agreement between GlobalSantaFe Corporate Services Inc. and Fidelity Management Trust Company for the GlobalSantaFe Key Employee Deferred Compensation Trust dated as of July 12, 2002.

+*10.35	GlobalSantaFe Pension Equalization Plan effective as of July 1, 2002.

+*10.36	Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989); First Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1999). Second Amendment to the Global Marine Benefit Equalization Retirement Trust to be renamed GlobalSantaFe Pension Equalization Plan Trust effective January 1, 2004, a copy of which is filed herewith.

*10.37	Form of GlobalSantaFe Indemnity Agreement (incorporated herein by this reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.38	Resolution of the Company’s Board of Directors dated December 16, 2003, regarding Non-Employee Director Compensation Schedule (incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.39	1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan dated March 23, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999); Amendment to Non-Employee Director Stock Option Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.40	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); First Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1995); Second Amendment (incorporated herein by this reference to Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.41	GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-73878) filed November 21, 2001).

+*10.42	Group Life and Accident and Health Insurance Policy between Aetna Life Insurance Company and GlobalSantaFe effective January 1, 2004.

+*10.43	GlobalSantaFe Severance Program for Shorebased Staff Personnel (Effective January 1, 2005 through December 31, 2005.

+*10.44	GlobalSantaFe Personal Financial Planning Assistance Program for Senior Executive Officers.

+*10.45	GlobalSantaFe Personal Financial Planning Assistance Program for Key Employees.

*10.46	Form of Notice of Grant for Non-Employee Director Restricted Stock Units (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.47	Resolution of the Company’s Board of Directors dated September 10, 2004, regarding the Non-Employee Director Compensation Schedule (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2004).

*10.48	Description of the 2004 GlobalSantaFe Management Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.49	Description of the 2005 GlobalSantaFe Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.50	Description of the Base Salaries and Annual Incentive Plan Target Percentages for Certain Executive Officers (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.51	Form of the Notice of Grant of Performance-Awarded Restricted Stock Units (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.52	Form of the Notice of Grant of Performance Units (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.53	Form of the Notice of Grant of Stock Options (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.54	Description of the Base Salary and Annual Incentive Plan Target Percentage for the Company’s Chief Executive Officer (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2005).

+ 12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges

+ 21.1	List of Subsidiaries.

+23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

+31.1	Chief Executive Officer’s Certification pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

+31.2	Chief Financial Officer’s Certification pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

+32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 6, 2002, announcing a share repurchase program (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 7, 2002).

+	Filed herewith.
*	Indicates management contract or compensatory plan or arrangement.

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

GLOBALSANTAFE CORPORATION
(REGISTRANT)

Date: March 1, 2005	By:	/s/ W. MATT RALLS
(W. Matt Ralls) Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON A. MARSHALL (Jon A. Marshall)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005

/s/ W. MATT RALLS (W. Matt Ralls)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/s/ MICHAEL R. DAWSON (Michael R. Dawson)	Vice President and Controller (Principal Accounting Officer)	March 1, 2005

/s/ ROBERT E. ROSE (Robert E. Rose)	Chairman of the Board	March 1, 2005

/s/ FERDINAND A. BERGER (Ferdinand A. Berger)	Director	March 1, 2005

/s/ THOMAS W. CASON (Thomas W. Cason)	Director	March 1, 2005

/s/ RICHARD L. GEORGE (Richard L. George)	Director	March 1, 2005

/s/ KHALED R. AL-HAROON (Khaled R. Al-Haroon)	Director	March 1, 2005

/s/ C. RUSSELL LUIGS (C. Russell Luigs)	Director	March 1, 2005

/s/ EDWARD R. MULLER (Edward R. Muller)	Director	March 1, 2005

/s/ PAUL J. POWERS (Paul J. Powers)	Director	March 1, 2005

Signature	Title	Date

/s/ MAHA A. R. RAZZUQI (Maha A. R. Razzuqi)	Director	March 1, 2005

/s/ STEPHEN J. SOLARZ (Stephen J. Solarz)	Director	March 1, 2005

/s/ CARROLL W. SUGGS (Carroll W. Suggs)	Director	March 1, 2005

/s/ NADER H. SULTAN (Nader H. Sultan)	Director	March 1, 2005

/s/ JOHN L. WHITMIRE (John L. Whitmire)	Director	March 1, 2005

EXHIBIT INDEX

The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-14634). Exhibits filed herewith are so indicated by a “+”. Exhibits incorporated by reference are so indicated by parenthetical information.

2.1	Agreement and Plan of Merger, dated as of August 31, 2001, among the Company, Silver Sub, Inc., Gold Merger Sub, Inc. and Global Marine Inc. (incorporated herein by this reference to the Company’s Current Report on Form 8-K filed September 4, 2001).

2.2	Purchase Agreement between GlobalSantaFe Corporation, GlobalSantaFe Drilling Venezuela, C.A., GlobalSantaFe Drilling Operations Inc., and Saudi Drilling Company Limited as Seller Parties and Precision Drilling Corporation, P. D. Technical Services Inc., Precision Drilling De Venezuela C.A., Precision Drilling Services Saudi Arabia Ltd., Muscat Overseas Oil & Gas Drilling Co. LLC, and Precision Drilling (Cyprus) Limited as Buyer Parties dated as of April 1, 2004 (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on 8-K filed April 2, 2004).

3.1	Amended and Restated Memorandum of Association of the Company, adopted by Special Resolution of the members effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the members effective June 9, 2004 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Section 15.2 of the Amended and Restated Articles of Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders (incorporated herein by this reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

+4.2	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc. (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997); First Supplemental Indenture dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000); Second Supplemental Indenture dated as of November 20, 2001.

4.3	Form of 7 1/8% Exchange Note Due 2007 (incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on February 3, 1998).

4.4	Terms of 7 1/8% Notes Due 2007 (incorporated herein by this reference to Exhibit 4.5 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997).

4.5	Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.6	Terms of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.7	Form of Zero Coupon Convertible Debentures Due June 23, 2020 (incorporated herein by this reference to Exhibit 4.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

4.8	Indenture dated as of February 1, 2003, between GlobalSantaFe Corporation and Wilmington Trust Company, as Trustee, relating to Debt Securities of GlobalSantaFe Corporation (incorporated herein by this reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.9	Form of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.10	Terms of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Intercompany Agreement by and among Kuwait Petroleum Corporation, SFIC Holdings (Cayman), Inc. and the Company, dated June 9, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Amendment to Intercompany Agreement dated December 26, 2000 (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2000); Consent and Amendment to Intercompany Agreement dated August 31, 2001 (incorporated herein by this reference to Annex E to the joint proxy statement/ prospectus constituting part of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-70268) filed October 12, 2001).

10.2	Agency Agreement between Kuwait Santa Fe Braun for Engineering and Petroleum Enterprises (K.S.B.) Company K.S.C. and the Company, dated April 1, 1992 (incorporated herein by this reference to the Company’s Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997).

10.3	Drilling Contract between Azerbaijan International Operating Company and the Company, executed on March 14, 2000, dated effective July 7, 1999 (incorporated herein by this reference to the Company’s Report on Form 6-K filed May 5, 2000).

10.4	Overall Agreement between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.5	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P.2003) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.6	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P-2004) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.7	Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated August 1, 1996).

10.8	Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. “Glomar C.R. Luigs”) (incorporated herein by this reference to Exhibit 10.10 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.9	Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.10	Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.11	Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No. 12) Limited, as Lessor (incorporated herein by this reference to Exhibit 10.15 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.12	Head-lease Agreement dated January 30, 2003 between GlobalSantaFe Drilling Company (North Sea) Limited, as lessor, and Sogelease B.V., as lessee, in respect of the jack-up drilling unit known as “Britannia.”

10.13	Sub-lease Agreement dated January 30, 2003 between Sogelease B.V., as sub-lessor, and GlobalSantaFe Drilling Company (North Sea) Limited, as sub-lessee, in respect of the jack-up drilling unit known as “Britannia.”

10.14	Guarantee and Indemnity dated January 30, 2003 between GlobalSantaFe Corporation, as guarantor, and Sogelease B.V. relating to the jack-up drilling unit known as “Britannia.”

*10.15	Amended and Restated Employment Agreement dated as of August 16, 2001, among Global Marine Inc., Global Marine Corporate Services Inc. (subsequently assumed by the Company) and Robert E. Rose; First Amendment thereto dated August 31, 2001 (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001); and Second Amendment thereto dated July 29, 2003, (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2003).

*10.16	Employee Severance Protection Plan adopted May 2, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Form of Executive Severance Protection Agreement thereunder, effective October 18, 1999, between the Company and fourteen executive officers, respectively (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.17	Amendments to Executive Severance Protection Agreements, dated October 25, 2001, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.18	Form of Severance Agreement dated August 16, 2001, between Global Marine Inc. and six executive officers, respectively (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).

*10.19	Supplemental Agreement to Severance Agreement dated January 20, 2003 by and between Global Marine Inc., GlobalSantaFe Corporation and W. Matt Ralls (incorporated herein by this reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.20	Form of Severance Agreement dated July 29, 2003, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.21	1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Long Term Incentive Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.22	GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.23	Global Marine Inc. 1989 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988); First Amendment (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1990); Second Amendment (incorporated herein by this reference to Exhibit 10.7 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment (incorporated herein by this reference to Exhibit 10.19 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993.); Fourth Amendment (incorporated herein by this reference to Exhibit 10.16 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.24	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1998); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

*10.25	GlobalSantaFe Corporation 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.26	Memorandum dated November 20, 2001, Regarding Grant of Restricted Stock, including Terms and Conditions of Restricted Stock (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.27	Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units to certain executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.28	Forms of Memoranda Regarding Grant of Performance Units to certain executive officers of the Company, including terms and conditions for 2003 — 2005 and 2004 — 2006 performance cycles (incorporated herein by this reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.29	Form of Notice of Grant of Stock Options used for stock option grants under the 2001 Long-Term Incentive Plan and the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan as amended (incorporated herein by this reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.30	Form of Notice of Grant of Stock Options for stock option grants under the 2003 Long-Term Incentive Plan from inception until February 28, 2005 (incorporated herein by this reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.31	Form of Notice of Stock Option Grant used for new stock option grants to non-employee directors under the GlobalSantaFe Corporation 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.32	GlobalSantaFe Supplemental Executive Retirement Plan (incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

+*10.33	Santa Fe International Corporation Key Employee Deferred Compensation Plan effective January 1, 2001. Amendment to GlobalSantaFe Corporation Key Employment Deferred Compensation Plan effective November 20, 2001.

+*10.34	Trust Agreement between GlobalSantaFe Corporate Services Inc. and Fidelity Management Trust Company for the GlobalSantaFe Key Employee Deferred Compensation Trust dated as of July 12, 2002.

+*10.35	GlobalSantaFe Pension Equalization Plan effective as of July 1, 2002.

+*10.36	Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989); First Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1999). Second Amendment to the Global Marine Benefit Equalization Retirement Trust to be renamed GlobalSantaFe Pension Equalization Plan Trust effective January 1, 2004, a copy of which is filed herewith.

*10.37	Form of GlobalSantaFe Indemnity Agreement (incorporated herein by this reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.38	Resolution of the Company’s Board of Directors dated December 16, 2003, regarding Non-Employee Director Compensation Schedule (incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.39	1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan dated March 23, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999); Amendment to Non-Employee Director Stock Option Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.40	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); First Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1995); Second Amendment (incorporated herein by this reference to Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.41	GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-73878) filed November 21, 2001).

+*10.42	Group Life and Accident and Health Insurance Policy between Aetna Life Insurance Company and GlobalSantaFe effective January 1, 2004.

+*10.43	GlobalSantaFe Severance Program for Shorebased Staff Personnel (Effective January 1, 2005 through December 31, 2005.

+*10.44	GlobalSantaFe Personal Financial Planning Assistance Program for Senior Executive Officers.

+*10.45	GlobalSantaFe Personal Financial Planning Assistance Program for Key Employees.

*10.46	Form of Notice of Grant for Non-Employee Director Restricted Stock Units (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.47	Resolution of the Company’s Board of Directors dated September 10, 2004, regarding the Non-Employee Director Compensation Schedule (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2004).

*10.48	Description of the 2004 GlobalSantaFe Management Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.49	Description of the 2005 GlobalSantaFe Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.50	Description of the Base Salaries and Annual Incentive Plan Target Percentages for Certain Executive Officers (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.51	Form of the Notice of Grant of Performance-Awarded Restricted Stock Units (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.52	Form of the Notice of Grant of Performance Units (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.53	Form of the Notice of Grant of Stock Options (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.54	Description of the Base Salary and Annual Incentive Plan Target Percentage for the Company’s Chief Executive Officer (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2005).

+ 12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges

+ 21.1	List of Subsidiaries.

+23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

+31.1	Chief Executive Officer’s Certification pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

+31.2	Chief Financial Officer’s Certification pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

+32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 6, 2002, announcing a share repurchase program (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 7, 2002).

+	Filed herewith.
*	Indicates management contract or compensatory plan or arrangement.