Form 10-K/A
period 2004-12-31
GLOBALSANTAFE CORP
filed 2005-04-08
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2004 FORM 10-K/A

Amendment No. 1

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

GLOBALSANTAFE CORPORATION

2004 FORM 10-K/A AMENDMENT TO ANNUAL REPORT

TABLE OF CONTENTS

Page
Part IV
Item 15.	Exhibits and Financial Statement Schedules	3

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”) is solely for the purpose of supplementing the Annual Report by filing two exhibits that were inadvertently omitted from the original filing and consents related thereto, and filing a corrected consent of the Company’s independent registered public accounting firm. Accordingly, pursuant to Rule 12b-15 of the Securities Exchange Act, this Amendment No. 1 includes those items, the complete text of Item 15, as amended, as well as relevant certifications (Exhibits 31.1 and 31.2). This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report, or modify or update the disclosures therein in any way other than as described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a) Financial Statements, Schedules and Exhibits
(1) Financial Statements†
Report of Independent Registered Public Accounting Firm	54
Consolidated Statements of Income	56
Consolidated Balance Sheets	57
Consolidated Statements of Cash Flows	59
Consolidated Statements of Shareholders’ Equity	60
Notes to Consolidated Financial Statements	61
(2) Financial Statement Schedule†
Report of Independent Registered Public Accounting Firm	99
Schedule II—Valuation and Qualifying Accounts	100

†	The page numbers referenced for the financial statements and financial statement schedule are the relevant page numbers of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed.

(3)	Exhibits

The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-14634). Exhibits filed herewith are so indicated by a “+”. Exhibits filed with the Annual Report on Form 10-K as originally filed are so indicated by a “++”. Exhibits incorporated by reference are so indicated by parenthetical information.

2.1	Agreement and Plan of Merger, dated as of August 31, 2001, among the Company, Silver Sub, Inc., Gold Merger Sub, Inc. and Global Marine Inc. (incorporated herein by this reference to the Company’s Current Report on Form 8-K filed September 4, 2001).

2.2	Purchase Agreement between GlobalSantaFe Corporation, GlobalSantaFe Drilling Venezuela, C.A., GlobalSantaFe Drilling Operations Inc., and Saudi Drilling Company Limited as Seller Parties and Precision Drilling Corporation, P. D. Technical Services Inc., Precision Drilling De Venezuela C.A., Precision Drilling Services Saudi Arabia Ltd., Muscat Overseas Oil & Gas Drilling Co. LLC, and Precision Drilling (Cyprus) Limited as Buyer Parties dated as of April 1, 2004 (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on 8-K filed April 2, 2004).

3.1	Amended and Restated Memorandum of Association of the Company, adopted by Special Resolution of the members effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the members effective June 9, 2004 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Section 15.2 of the Amended and Restated Articles of Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders (incorporated herein by this reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

++4.2	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc. (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997); First Supplemental Indenture dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000); Second Supplemental Indenture dated as of November 20, 2001.

4.3	Form of 7 1/8% Exchange Note Due 2007 (incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on February 3, 1998).

4.4	Terms of 7 1/8% Notes Due 2007 (incorporated herein by this reference to Exhibit 4.5 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997).

4.5	Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.6	Terms of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.7	Form of Zero Coupon Convertible Debentures Due June 23, 2020 (incorporated herein by this reference to Exhibit 4.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

4.8	Indenture dated as of February 1, 2003, between GlobalSantaFe Corporation and Wilmington Trust Company, as Trustee, relating to Debt Securities of GlobalSantaFe Corporation (incorporated herein by this reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.9	Form of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.10	Terms of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Intercompany Agreement by and among Kuwait Petroleum Corporation, SFIC Holdings (Cayman), Inc. and the Company, dated June 9, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Amendment to Intercompany Agreement dated December 26, 2000 (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2000); Consent and Amendment to Intercompany Agreement dated August 31, 2001 (incorporated herein by this reference to Annex E to the joint proxy statement/ prospectus constituting part of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-70268) filed October 12, 2001).

10.2	Agency Agreement between Kuwait Santa Fe Braun for Engineering and Petroleum Enterprises (K.S.B.) Company K.S.C. and the Company, dated April 1, 1992 (incorporated herein by this reference to the Company’s Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997).

10.3	Drilling Contract between Azerbaijan International Operating Company and the Company, executed on March 14, 2000, dated effective July 7, 1999 (incorporated herein by this reference to the Company’s Report on Form 6-K filed May 5, 2000).

10.4	Overall Agreement between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.5	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P.2003) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.6	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P-2004) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.7	Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated August 1, 1996).

10.8	Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. “Glomar C.R. Luigs”) (incorporated herein by this reference to Exhibit 10.10 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.9	Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.10	Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.11	Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No. 12) Limited, as Lessor (incorporated herein by this reference to Exhibit 10.15 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.12	Head-lease Agreement dated January 30, 2003 between GlobalSantaFe Drilling Company (North Sea) Limited, as lessor, and Sogelease B.V., as lessee, in respect of the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13	Sub-lease Agreement dated January 30, 2003 between Sogelease B.V., as sub-lessor, and GlobalSantaFe Drilling Company (North Sea) Limited, as sub-lessee, in respect of the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.14	Guarantee and Indemnity dated January 30, 2003 between GlobalSantaFe Corporation, as guarantor, and Sogelease B.V. relating to the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.15	Amended and Restated Employment Agreement dated as of August 16, 2001, among Global Marine Inc., Global Marine Corporate Services Inc. (subsequently assumed by the Company) and Robert E. Rose; First Amendment thereto dated August 31, 2001 (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001); and Second Amendment thereto dated July 29, 2003, (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2003).

*10.16	Employee Severance Protection Plan adopted May 2, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Form of Executive Severance Protection Agreement thereunder, effective October 18, 1999, between the Company and fourteen executive officers, respectively (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.17	Amendments to Executive Severance Protection Agreements, dated October 25, 2001, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.18	Form of Severance Agreement dated August 16, 2001, between Global Marine Inc. and six executive officers, respectively (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).

*10.19	Supplemental Agreement to Severance Agreement dated January 20, 2003 by and between Global Marine Inc., GlobalSantaFe Corporation and W. Matt Ralls (incorporated herein by this reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.20	Form of Severance Agreement dated July 29, 2003, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.21	1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Long Term Incentive Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.22	GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.23	Global Marine Inc. 1989 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988); First Amendment (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1990); Second Amendment (incorporated herein by this reference to Exhibit 10.7 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment (incorporated herein by this reference to Exhibit 10.19 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993.); Fourth Amendment (incorporated herein by this reference to Exhibit 10.16 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.24	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1998); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

*10.25	GlobalSantaFe Corporation 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.26	Memorandum dated November 20, 2001, Regarding Grant of Restricted Stock, including Terms and Conditions of Restricted Stock (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.27	Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units to certain executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.28	Forms of Memoranda Regarding Grant of Performance Units to certain executive officers of the Company, including terms and conditions for 2003 — 2005 and 2004 — 2006 performance cycles (incorporated herein by this reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.29	Form of Notice of Grant of Stock Options used for stock option grants under the 2001 Long-Term Incentive Plan and the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan as amended (incorporated herein by this reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.30	Form of Notice of Grant of Stock Options for stock option grants under the 2003 Long-Term Incentive Plan from inception until February 28, 2005 (incorporated herein by this reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.31	Form of Notice of Stock Option Grant used for new stock option grants to non-employee directors under the GlobalSantaFe Corporation 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.32	GlobalSantaFe Supplemental Executive Retirement Plan (incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

++*10.33	Santa Fe International Corporation Key Employee Deferred Compensation Plan effective January 1, 2001. Amendment to GlobalSantaFe Corporation Key Employment Deferred Compensation Plan effective November 20, 2001.

++*10.34	Trust Agreement between GlobalSantaFe Corporate Services Inc. and Fidelity Management Trust Company for the GlobalSantaFe Key Employee Deferred Compensation Trust dated as of July 12, 2002.

++*10.35	GlobalSantaFe Pension Equalization Plan effective as of July 1, 2002.

++*10.36	Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989); First Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1999). Second Amendment to the Global Marine Benefit Equalization Retirement Trust to be renamed GlobalSantaFe Pension Equalization Plan Trust effective January 1, 2004.

*10.37	Form of GlobalSantaFe Indemnity Agreement (incorporated herein by this reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.38	Resolution of the Company’s Board of Directors dated December 16, 2003, regarding Non-Employee Director Compensation Schedule (incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.39	1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan dated March 23, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999); Amendment to Non-Employee Director Stock Option Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.40	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); First Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1995); Second Amendment (incorporated herein by this reference to Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.41	GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-73878) filed November 21, 2001).

++*10.42	Group Life and Accident and Health Insurance Policy between Aetna Life Insurance Company and GlobalSantaFe effective January 1, 2004.

++*10.43	GlobalSantaFe Severance Program for Shorebased Staff Personnel (Effective January 1, 2005 through December 31, 2005).

++*10.44	GlobalSantaFe Personal Financial Planning Assistance Program for Senior Executive Officers.

++*10.45	GlobalSantaFe Personal Financial Planning Assistance Program for Key Employees.

*10.46	Form of Notice of Grant for Non-Employee Director Restricted Stock Units (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.47	Resolution of the Company’s Board of Directors dated September 10, 2004, regarding the Non-Employee Director Compensation Schedule (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2004).

*10.48	Description of the 2004 GlobalSantaFe Management Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.49	Description of the 2005 GlobalSantaFe Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.50	Description of the Base Salaries and Annual Incentive Plan Target Percentages for Certain Executive Officers (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.51	Form of the Notice of Grant of Performance-Awarded Restricted Stock Units (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.52	Form of the Notice of Grant of Performance Units (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.53	Form of the Notice of Grant of Stock Options (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.54	Description of the Base Salary and Annual Incentive Plan Target Percentage for the Company’s Chief Executive Officer (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2005).

++12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

++21.1	List of Subsidiaries.

+23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

+23.2	Consent of Netherland, Sewell & Associates, Inc.

+23.3	Consent of DeGloyer and MacNaughton

+31.1	Chief Executive Officer’s Certification pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

+31.2	Chief Financial Officer’s Certification pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

++32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 6, 2002, announcing a share repurchase program (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 7, 2002).

+99.2	Report regarding estimates of the Company’s proved oil and gas reserves in the United States prepared by Netherland, Sewell & Associates, Inc.

+99.3	Report regarding estimates of the Company’s proved oil and gas reserves in the United Kingdom prepared by DeGolyer and MacNaughton.

+	Filed herewith.

++	Previously filed.

*	Indicates management contract or compensatory plan or arrangement.

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

GLOBALSANTAFE CORPORATION (REGISTRANT)

Date: April 7, 2005	By:	/s/ W. MATT RALLS
(W. Matt Ralls)
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-14634). Exhibits filed herewith are so indicated by a “+”. Exhibits filed with the Annual Report on Form 10-K as originally filed are so indicated by a “++”. Exhibits incorporated by reference are so indicated by parenthetical information.

2.1	Agreement and Plan of Merger, dated as of August 31, 2001, among the Company, Silver Sub, Inc., Gold Merger Sub, Inc. and Global Marine Inc. (incorporated herein by this reference to the Company’s Current Report on Form 8-K filed September 4, 2001).

2.2	Purchase Agreement between GlobalSantaFe Corporation, GlobalSantaFe Drilling Venezuela, C.A., GlobalSantaFe Drilling Operations Inc., and Saudi Drilling Company Limited as Seller Parties and Precision Drilling Corporation, P. D. Technical Services Inc., Precision Drilling De Venezuela C.A., Precision Drilling Services Saudi Arabia Ltd., Muscat Overseas Oil & Gas Drilling Co. LLC, and Precision Drilling (Cyprus) Limited as Buyer Parties dated as of April 1, 2004 (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on 8-K filed April 2, 2004).

3.1	Amended and Restated Memorandum of Association of the Company, adopted by Special Resolution of the members effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the members effective June 9, 2004 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Section 15.2 of the Amended and Restated Articles of Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders (incorporated herein by this reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

++4.2	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc. (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997); First Supplemental Indenture dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000); Second Supplemental Indenture dated as of November 20, 2001.

4.3	Form of 7 1/8% Exchange Note Due 2007 (incorporated herein by this reference to Exhibit 4.4 of Amendment No. 1 to Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on February 3, 1998).

4.4	Terms of 7 1/8% Notes Due 2007 (incorporated herein by this reference to Exhibit 4.5 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997).

4.5	Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.6	Terms of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.7	Form of Zero Coupon Convertible Debentures Due June 23, 2020 (incorporated herein by this reference to Exhibit 4.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

4.8	Indenture dated as of February 1, 2003, between GlobalSantaFe Corporation and Wilmington Trust Company, as Trustee, relating to Debt Securities of GlobalSantaFe Corporation (incorporated herein by this reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.9	Form of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.10	Terms of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Intercompany Agreement by and among Kuwait Petroleum Corporation, SFIC Holdings (Cayman), Inc. and the Company, dated June 9, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Amendment to Intercompany Agreement dated December 26, 2000 (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2000); Consent and Amendment to Intercompany Agreement dated August 31, 2001 (incorporated herein by this reference to Annex E to the joint proxy statement/ prospectus constituting part of Amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-70268) filed October 12, 2001).

10.2	Agency Agreement between Kuwait Santa Fe Braun for Engineering and Petroleum Enterprises (K.S.B.) Company K.S.C. and the Company, dated April 1, 1992 (incorporated herein by this reference to the Company’s Registration Statement on Form F-1 (No. 333-6912) filed May 14, 1997).

10.3	Drilling Contract between Azerbaijan International Operating Company and the Company, executed on March 14, 2000, dated effective July 7, 1999 (incorporated herein by this reference to the Company’s Report on Form 6-K filed May 5, 2000).

10.4	Overall Agreement between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.5	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P.2003) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.6	Contract for the Construction and Sale of a Semi-submersible Drilling Unit (Hull No. P-2004) between the Company and PPL Shipyard PTE, Ltd. of Singapore, dated April 11, 2001 (incorporated herein by this reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.7	Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated August 1, 1996).

10.8	Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. “Glomar C.R. Luigs”) (incorporated herein by this reference to Exhibit 10.10 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.9	Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.10	Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.11	Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No. 12) Limited, as Lessor (incorporated herein by this reference to Exhibit 10.15 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.12	Head-lease Agreement dated January 30, 2003 between GlobalSantaFe Drilling Company (North Sea) Limited, as lessor, and Sogelease B.V., as lessee, in respect of the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13	Sub-lease Agreement dated January 30, 2003 between Sogelease B.V., as sub-lessor, and GlobalSantaFe Drilling Company (North Sea) Limited, as sub-lessee, in respect of the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.14	Guarantee and Indemnity dated January 30, 2003 between GlobalSantaFe Corporation, as guarantor, and Sogelease B.V. relating to the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.15	Amended and Restated Employment Agreement dated as of August 16, 2001, among Global Marine Inc., Global Marine Corporate Services Inc. (subsequently assumed by the Company) and Robert E. Rose; First Amendment thereto dated August 31, 2001 (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001); and Second Amendment thereto dated July 29, 2003, (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2003).

*10.16	Employee Severance Protection Plan adopted May 2, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Form of Executive Severance Protection Agreement thereunder, effective October 18, 1999, between the Company and fourteen executive officers, respectively (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.17	Amendments to Executive Severance Protection Agreements, dated October 25, 2001, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.18	Form of Severance Agreement dated August 16, 2001, between Global Marine Inc. and six executive officers, respectively (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001).

*10.19	Supplemental Agreement to Severance Agreement dated January 20, 2003 by and between Global Marine Inc., GlobalSantaFe Corporation and W. Matt Ralls (incorporated herein by this reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.20	Form of Severance Agreement dated July 29, 2003, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.21	1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Long Term Incentive Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.22	GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.23	Global Marine Inc. 1989 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988); First Amendment (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1990); Second Amendment (incorporated herein by this reference to Exhibit 10.7 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment (incorporated herein by this reference to Exhibit 10.19 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993.); Fourth Amendment (incorporated herein by this reference to Exhibit 10.16 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.24	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1998); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

*10.25	GlobalSantaFe Corporation 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.26	Memorandum dated November 20, 2001, Regarding Grant of Restricted Stock, including Terms and Conditions of Restricted Stock (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.27	Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units to certain executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.28	Forms of Memoranda Regarding Grant of Performance Units to certain executive officers of the Company, including terms and conditions for 2003 — 2005 and 2004 — 2006 performance cycles (incorporated herein by this reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.29	Form of Notice of Grant of Stock Options used for stock option grants under the 2001 Long-Term Incentive Plan and the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan as amended (incorporated herein by this reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.30	Form of Notice of Grant of Stock Options for stock option grants under the 2003 Long-Term Incentive Plan from inception until February 28, 2005 (incorporated herein by this reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.31	Form of Notice of Stock Option Grant used for new stock option grants to non-employee directors under the GlobalSantaFe Corporation 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.32	GlobalSantaFe Supplemental Executive Retirement Plan (incorporated herein by this reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

++*10.33	Santa Fe International Corporation Key Employee Deferred Compensation Plan effective January 1, 2001. Amendment to GlobalSantaFe Corporation Key Employment Deferred Compensation Plan effective November 20, 2001.

++*10.34	Trust Agreement between GlobalSantaFe Corporate Services Inc. and Fidelity Management Trust Company for the GlobalSantaFe Key Employee Deferred Compensation Trust dated as of July 12, 2002.

++*10.35	GlobalSantaFe Pension Equalization Plan effective as of July 1, 2002.

++*10.36	Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989); First Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1999). Second Amendment to the Global Marine Benefit Equalization Retirement Trust to be renamed GlobalSantaFe Pension Equalization Plan Trust effective January 1, 2004.

*10.37	Form of GlobalSantaFe Indemnity Agreement (incorporated herein by this reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.38	Resolution of the Company’s Board of Directors dated December 16, 2003, regarding Non-Employee Director Compensation Schedule (incorporated herein by this reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.39	1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan dated March 23, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999); Amendment to Non-Employee Director Stock Option Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.40	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); First Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1995); Second Amendment (incorporated herein by this reference to Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.41	GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-73878) filed November 21, 2001).

++*10.42	Group Life and Accident and Health Insurance Policy between Aetna Life Insurance Company and GlobalSantaFe effective January 1, 2004.

++*10.43	GlobalSantaFe Severance Program for Shorebased Staff Personnel (Effective January 1, 2005 through December 31, 2005).

++*10.44	GlobalSantaFe Personal Financial Planning Assistance Program for Senior Executive Officers.

++*10.45	GlobalSantaFe Personal Financial Planning Assistance Program for Key Employees.

*10.46	Form of Notice of Grant for Non-Employee Director Restricted Stock Units (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.47	Resolution of the Company’s Board of Directors dated September 10, 2004, regarding the Non-Employee Director Compensation Schedule (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2004).

*10.48	Description of the 2004 GlobalSantaFe Management Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.49	Description of the 2005 GlobalSantaFe Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.50	Description of the Base Salaries and Annual Incentive Plan Target Percentages for Certain Executive Officers (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.51	Form of the Notice of Grant of Performance-Awarded Restricted Stock Units (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.52	Form of the Notice of Grant of Performance Units (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.53	Form of the Notice of Grant of Stock Options (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2005).

*10.54	Description of the Base Salary and Annual Incentive Plan Target Percentage for the Company’s Chief Executive Officer (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2005).

++12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

++21.1	List of Subsidiaries.

+23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

+23.2	Consent of Netherland, Sewell & Associates, Inc.

+23.3	Consent of DeGloyer and MacNaughton

+31.1	Chief Executive Officer’s Certification pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

+31.2	Chief Financial Officer’s Certification pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

++32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 6, 2002, announcing a share repurchase program (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 7, 2002).

+99.2	Report regarding estimates of the Company’s proved oil and gas reserves in the United States prepared by Netherland, Sewell & Associates, Inc.

+99.3	Report regarding estimates of the Company’s proved oil and gas reserves in the United Kingdom prepared by DeGolyer and MacNaughton.

+	Filed herewith.

++	Previously filed.

*	Indicates management contract or compensatory plan or arrangement.