Form 10-Q
period 2005-03-31
GLOBALSANTAFE CORP
filed 2005-05-06
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓] No  ☐

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of April 30, 2005, was 239,599,994.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED MARCH 31, 2005

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

Our forward-looking statements include statements about the following subjects:

•	our expectation that, if required, any additional payments made under certain fully defeased financing leases would not be material to our financial position or results of operations in any given year;

•	our expectations regarding realization of contract drilling backlogs during the remainder of 2005;

•	our funding and financing plans;

•	the dates drilling rigs will become available following completion of current contracts;

•	our expectations regarding commencement of certain contracts;

•	our anticipated estimated tax rate for the remainder of 2005;

•	our estimation of capital spares, startup expenses, customer-required modifications, mobilization costs, and capitalized interest for the GSF Development Driller I and the GSF Development Driller II;

•	our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions;

•	expectations regarding pension plan funding obligations;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work and dayrates in those markets;

•	our expectations regarding equipment supply and demand in various geographic markets;

•	our expectations regarding the impact of new rigs under construction;

•	estimated costs for drilling management services;

•	that we do not anticipate using stock to satisfy future purchase obligations in connection with our Zero Coupon Convertible Debentures;

•	our expectations regarding the costs and date of completion for the reactivation of the GSF Artic II;

•	our expectations regarding future costs associated with our new enterprise resource management software system;

•	our estimated capital expenditures in 2005;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment with existing cash and cash equivalents, and cash generated from operations;

•	our ability to service indebtedness;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures and debt service, from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our beliefs regarding the outcome, impact on our financial position and results of operations, and availability of insurance in respect of pending litigation, and any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on available industry, financial and economic data and our operating and financing plans as of that date. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from what we expect.

Factors that could cause or contribute to such differences include, but are not limited to (a) general economic and business conditions; (b) actions by customers and other third parties; (c) industry fleet capacity; (d) our ability to hire qualified personnel; and (e) such other risk factors as may be discussed herein, in the “Risk Factors” section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004, and subsequent reports filed with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and its subsidiaries (the Company) as of March 31, 2005, and the related condensed consolidated statements of income for each of the three-month periods ended March 31, 2005 and 2004 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, shareholder’s equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 2, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Houston, Texas

May 3, 2005

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in millions, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Contract drilling	$334.5	$269.5
Drilling management services	142.0	105.7
Oil and gas	12.1	4.8

Total revenues	488.6	380.0

Expenses:
Contract drilling	215.2	191.4
Drilling management services	132.2	100.4
Oil and gas	3.8	1.4
Depreciation, depletion and amortization	67.9	64.4
Gain on sale of assets	—	(2.7)
Impairment loss on long-lived asset	—	1.2
General and administrative	15.9	15.9

Total operating expenses	435.0	372.0

Operating income	53.6	8.0
Other income (expense):
Interest expense	(12.3)	(16.5)
Interest capitalized	10.1	9.9
Interest income	5.2	3.0
Other	0.9	(1.9)

Total other income (expense)	3.9	(5.5)

Income before income taxes	57.5	2.5
Provision for income taxes:
Current tax provision	4.5	0.7
Deferred tax provision (benefit)	2.8	(2.3)

Total provision (benefit) for income taxes	7.3	(1.6)

Income from continuing operations	50.2	4.1
Income from discontinued operations, net of tax effect	—	4.6

Net income	50.2	8.7
Other comprehensive income (loss)	(2.6)	1.1

Total comprehensive income	$47.6	$9.8

Earnings per ordinary share (Basic):
Income from continuing operations	$0.21	$0.02
Income from discontinued operations	—	0.02

Net income	$0.21	$0.04

Earnings per ordinary share (Diluted):
Income from continuing operations	$0.21	$0.02
Income from discontinued operations	—	0.02

Net income	$0.21	$0.04

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	March 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$627.1	$606.7
Marketable securities	201.8	201.9
Accounts receivable, net of allowances	391.2	360.8
Costs incurred on turnkey drilling projects in progress	20.6	18.5
Prepaid expenses	30.2	31.7
Other current assets	7.5	5.0

Total current assets	1,278.4	1,224.6

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,447.3 at March 31, 2005, and $1,381.9 at December 31, 2004	4,330.6	4,307.0
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $19.8 at March 31, 2005, and $17.7 at December 31, 2004	23.4	22.9

Net properties	4,354.0	4,329.9
Goodwill	340.1	338.1
Deferred income taxes	33.2	32.8
Other assets	67.8	72.8

Total assets	$6,073.5	$5,998.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

($ in millions)

	March 31, 2005	December 31, 2004
Current liabilities:
Accounts payable	$191.9	$210.8
Current maturities of long-term debt	353.8	350.7
Accrued compensation and related employee costs	64.8	76.2
Accrued income taxes	7.8	27.1
Accrued interest	8.6	6.4
Deferred revenue	21.3	23.5
Other accrued liabilities	86.1	78.3

Total current liabilities	734.3	773.0

Long-term debt	550.5	554.4
Capital lease obligations	32.1	31.6
Deferred income taxes	42.2	39.0
Other long-term liabilities	139.7	133.8
Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600,000,000 shares authorized, 239,335,051 shares and 235,957,481 shares issued and outstanding at March 31, 2005, and December 31, 2004, respectively	2.4	2.4
Additional paid-in capital	3,083.0	3,004.3
Retained earnings	1,533.8	1,501.6
Accumulated other comprehensive loss	(44.5)	(41.9)

Total shareholders’ equity	4,574.7	4,466.4

Total liabilities and shareholders’ equity	$6,073.5	$5,998.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$50.2	$8.7
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	67.9	68.4
Deferred income taxes	2.8	(2.2)
Gain on sale of assets	—	(2.7)
Impairment loss on long-lived assets	—	1.2
(Increase) decrease in accounts receivable	(30.4)	19.6
Increase in prepaid expenses and other current assets	(3.5)	—
Increase (decrease) in accounts payable	24.7	(8.0)
Decrease in accrued liabilities	(20.9)	(27.6)
Decrease in deferred revenues	(3.1)	(15.0)
Increase (decrease) in other long-term liabilities	4.9	(0.2)
Other, net	3.8	5.1

Net cash flow provided by operating activities	96.4	47.3

Cash flows from investing activities:
Capital expenditures	(135.8)	(113.3)
Purchases of held-to-maturity marketable securities	—	(129.2)
Proceeds from maturities of held-to-maturity marketable securities	—	54.8
Purchases of available-for-sale marketable securities	(1.1)	—
Proceeds from maturities of available-for-sale marketable securities	0.3	6.2
Proceeds from disposals of properties and equipment	0.1	1.5

Net cash flow used in investing activities	(136.5)	(180.0)

Cash flows from financing activities:
Dividend payments	(17.7)	(11.7)
Payments on capitalized lease obligations	—	(8.0)
Proceeds from issuance of ordinary shares	78.2	15.6
Other	—	5.2

Net cash flow provided by financing activities	60.5	1.1

Increase (decrease) in cash and cash equivalents	20.4	(131.6)
Cash and cash equivalents at beginning of period	606.7	711.8

Cash and cash equivalents at end of period	$627.1	$580.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs, including the ultra-deepwater semisubmersible GSF Development Driller I, which was delivered in March 2005. As of March 31, 2005, our fleet included 45 cantilevered jackup rigs, 13 semisubmersibles and three drillships. We operate two of the semisubmersible rigs for third parties under a joint venture agreement. We provide oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

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

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Interim-period results may not be indicative of results expected for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We do, however, recognize compensation cost for all grants of performance-based and other restricted stock awards.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. This statement supersedes APB Opinion No. 25. SFAS123R is effective as of the beginning of the first annual period that begins after June 15, 2005.

Had compensation cost for our stock-based compensation plans been determined based on fair values as of the dates of grant, our income from continuing operations and earnings per ordinary share would have been reported as follows:

	Three Months Ended March 31,
	2005	2004
	(In millions, except per share amounts)
Income from continuing operations, as reported	$50.2	$4.1

Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	0.5	0.2

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(5.5)	(9.4)

Pro forma income (loss) from continuing operations	$45.2	$(5.1)

Basic earnings (loss) per ordinary share—as reported	$0.21	$0.02
—pro forma	$0.19	$(0.02)

Diluted earnings (loss) per ordinary share—as reported	$0.21	$0.02
—pro forma	$0.19	$(0.02)

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

Note 2 – Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations follows:

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2005	2004
	(In millions, except share and per share amounts)
Numerator:
Income from continuing operations	$50.2	$4.1
Income from discontinued operations	—	4.6

Net income	$50.2	$8.7

Denominator:
Ordinary shares—Basic	238,095,361	234,161,357
Add effect of stock-based awards	4,048,304	2,592,621

Ordinary shares—Diluted	242,143,665	236,753,978

Earnings per ordinary share:
Basic:
Income from continuing operations	$0.21	$0.02
Income from discontinued operations	$—	$0.02

Net income	$0.21	$0.04

Diluted:
Income from continuing operations	$0.21	$0.02
Income from discontinued operations	$—	$0.02

Net income	$0.21	$0.04

The computation of diluted earnings per ordinary share for the three months ended March 31, 2005 and 2004, excludes outstanding options to purchase GlobalSantaFe ordinary shares with exercise prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be “antidilutive”). The number of antidilutive options excluded from the computation of diluted earnings per ordinary share represented 3,325,061 shares and 10,503,175 shares for the three months ended March 31, 2005 and 2004, respectively.

Diluted earnings per ordinary share for all periods presented in the table above also excludes 4,875,062 potentially dilutive shares issuable upon conversion of our Zero Coupon Convertible Debentures because the inclusion of such shares would be antidilutive given the level of net income from continuing operations for these periods.

Holders of the Zero Coupon Convertible Debentures have the right to require us to repurchase the debentures as early as June 23, 2005. While we are permitted to pay the repurchase price with either cash or stock or a combination thereof, we anticipate funding any repurchase from our cash and cash equivalents and marketable securities.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Three Months Ended March 31,
	2005	2004
	($ in millions)
Revenues from external customers:
Contract drilling	$334.5	$269.5
Drilling management services	142.0	105.7
Oil and gas	12.1	4.8

Consolidated	$488.6	$380.0

Intersegment revenues:
Contract drilling	$3.0	$2.7
Drilling management services	2.3	1.5
Intersegment elimination	(5.3)	(4.2)

Consolidated	$—	$—

Total revenues:
Contract drilling	$337.5	$272.2
Drilling management services	144.3	107.2
Oil and gas	12.1	4.8
Intersegment elimination	(5.3)	(4.2)

Consolidated	$488.6	$380.0

Segment operating income:
Contract drilling	$55.2	$15.9
Drilling management services	9.8	5.3
Oil and gas	6.2	2.6
Gain on sale of assets	—	2.7
Impairment loss on long-lived assets	—	(1.2)

Total segment operating income	71.2	25.3
Corporate expenses	(17.6)	(17.3)

Operating income	53.6	8.0
Other income (expense)	3.9	(5.5)

Income before income taxes	$57.5	$2.5

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is typically not known at the time a project is completed. We typically rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on revenues received upon completion of the project. These cost estimates are adjusted when final actual project costs have been determined, which may result in adjustments to previously recorded amounts. Results for the first quarters of 2005 and 2004 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

increased segment income by $0.8 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. The effect of these revisions, however, was more than offset by the deferral of turnkey drilling profit totaling $1.4 million and $2.6 million for the three months ended March 31, 2005 and 2004, respectively, related to wells in which our wholly owned subsidiary, Challenger Minerals Inc., was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2005 drilling management services operating results totaled approximately $45.1 million at March 31, 2005. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2004 drilling management services operating results totaled approximately $32.8 million at March 31, 2004.

Note 4 – Retirement Plans

We have defined benefit pension plans in the United States and the United Kingdom covering all of our U.S. employees and a portion of our non-U.S. employees. These plans are designed and operated to be in compliance with applicable U.S. tax-qualified requirements and U.K. tax requirements for funded plans and, as such, the trust earnings are not subject to income taxes. For the most part, benefits are based on the employee’s length of service and eligible earnings. Substantially all benefits are paid from established trust funds. We are the sole contributor to the plans, with the exception of our contributory plans in the U.K.

The components of net periodic pension benefit cost for our pension plans for the three months ended March 31, 2005 and 2004, were as follows:

	Three Months Ended March 31,
	2005		2004
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
	(In millions)
Service cost—benefits earned during the period	$3.1	$3.5	$2.8	$3.1
Interest cost on projected benefit obligation	5.2	2.5	4.9	2.0
Expected return on plan assets	(6.0)	(2.4)	(4.1)	(2.0)
Recognized actuarial loss	2.5	1.1	2.1	0.8
Amortization of prior service cost	1.0	—	1.2	—

Net periodic pension cost	$5.8	$4.7	$6.9	$3.9

Our funding objective is to fund participants’ benefits under the plans as they accrue. Although we expect that there will be no minimum required pension contribution to our plans for 2005, we have funded the plans in the past on a regular basis, including contributions to our U.S. plans in 2004 totaling $59.6 million. Accordingly, we may continue to make discretionary contributions, which will be determined after the 2005 actuarial valuations are complete.

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $1.8 million for each of the

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

three month periods ended March 31, 2005 and 2004. We also sponsor various defined contribution plans for certain of our U. K. employees. Charges to expense for these plans totaled $0.3 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

Note 5 – Commitments and Contingencies

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

We have interest rate risk in connection with these fully defeased financing leases for the GSF Jack Ryan and GSF C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the March 31, 2005, LIBOR rate of 4.987% were to continue over the next eight years, we would be required to fund an additional estimated $47.7 million during that period. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected as higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

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

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. The subsidiary has been named as a defendant in approximately 4,400 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. Approximately $28 million has been expended to resolve claims with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Insurers have funded the balance of the settlement costs and all legal costs associated therewith. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have any material impact on our consolidated financial position, results of operations or cash flows.

The same subsidiary has been a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arises out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by our subsidiary. Union has alleged that the subsidiary is required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. On March 24, 2005, Union filed a motion requesting permission from the Court to add GlobalSantaFe Corporation as a defendant in the pending litigation. Union intends to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and seeks to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. We believe that the allegations of the lawsuit are without merit and intend to vigorously defend against the lawsuit, but cannot provide any assurance as to its ultimate outcome.

For a further discussion of our commitments and contingencies, including legal proceedings and environmental matters, see Note 5 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 6 – Supplemental Cash Flow Information – Noncash Investing and Financing Activities

Cash payments for capital expenditures for the three months ended March 31, 2005, include $63.9 million that was accrued but unpaid at December 31, 2004. Cash payments for capital expenditures for the three months ended March 31, 2004, include $16.6 million that was accrued but unpaid at December 31, 2003. Accrued but unpaid capital expenditures at March 31, 2005, totaled $20.2 million. This amount is included in Accounts payable on the Condensed Consolidated Balance Sheet at March 31, 2005.

In March 2005, our Board of Directors declared a regular quarterly cash dividend for the first quarter of 2005 of $0.075 per ordinary share, payable to shareholders of record as of the close of business on March 31, 2005. This first quarter dividend in the amount of $17.9 million was paid on April 15, 2005.

Note 7 – Subsequent Event

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2005, we issued 23,500,000 ordinary shares in an offering under a registration statement filed in September 2003. We received net proceeds from the offering totaling approximately $799.5 million, net of underwriters’ discount of $10.1 million, and immediately used these proceeds to repurchase an equal number of our ordinary shares from a subsidiary of Kuwait Petroleum Corporation at a price per share equal to the net proceeds per share we received in the offering. There was no change in the number of our outstanding shares as a result of the transactions as the shares repurchased from Kuwait Petroleum Corporation were immediately cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs, including the ultra-deepwater semisubmersible GSF Development Driller I, which was delivered in March 2005. Our fleet includes 45 cantilevered jackup rigs, 13 semisubmersibles and three drillships. We operate two of the semisubmersible rigs for third parties under a joint venture agreement.

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

We derive substantially all of our revenues from our contract drilling and drilling management services operations, which depend on the level of activity in offshore oil and natural gas exploration and development drilling in markets worldwide. These operations are subject to a number of risks, many of which are outside our control. For a discussion of these risks, see “Items 1. and 2. Business and Properties — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Operating Results

SUMMARY

Data relating to our continuing operations by business segment follows (dollars in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2005	2004
Revenues:
Contract drilling	$337.5	$272.2	24%
Drilling management services	144.3	107.2	35%
Oil and gas	12.1	4.8	152%
Less: Intersegment revenues	(5.3)	(4.2)	26%

	$488.6	$380.0	29%

Operating income:
Contract drilling	$55.2	15.9	247%
Drilling management services	9.8	5.3	85%
Oil and gas	6.2	2.6	138%
Gain on sales of assets	—	2.7	(100)%
Impairment loss on long-lived asset	—	(1.2)	(100)%
Corporate expenses	(17.6)	(17.3)	2%

	$53.6	$8.0	570%

Operating income increased by $45.6 million to $53.6 million for the first quarter of 2005 from $8.0 million for the first quarter of 2004, due primarily to higher utilization and dayrates for the drilling fleet, including the operations of the recently constructed GSF Constellation I and GSF Constellation II cantilevered jackups, improved turnkey operating results and higher oil production. Included in operating income for the first quarter of 2004 is a gain of $2.7 million recognized on the sale of our interest in an oil and gas drilling lease offshore Mauritania, West Africa, offset in part by an impairment loss of $1.2 million recognized in the first quarter of 2004 on the sale of the platform rig Rig 82 in April 2004.

Our contract drilling backlog at March 31, 2005, totaled approximately $1.8 billion, $983 million of which is expected to be realized during the remainder of 2005. Our contract drilling backlog at December 31, 2004, was $1.7 billion.

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

Worldwide

Market conditions continue to improve in substantially all of the world’s major offshore drilling markets. Our current market outlook for the remainder of 2005 is one of continuing increases in demand, the result of which should be higher utilization and dayrates for our cantilevered jackups, HDHE jackups and our mid-water depth and deepwater semisubmersibles (designed for drilling in water depths of less than 3,500 feet and 7,500 feet, respectively). We also believe that demand will continue to exceed supply in the ultra-deepwater floater market during the balance of 2005 and through 2006, leading to a greater backlog and increasing dayrates in this market sector. Two of our three ultra-deepwater drillships and our two ultra-deepwater semisubmersibles in this market are currently committed to long-term contracts.

As market conditions improve further, we expect that a number of our competitors’ jackups and mid-water depth semisubmersibles that are currently “cold-stacked” (i.e. minimally crewed with little or no scheduled maintenance being performed) will continue to reenter the market. In addition, orders for the construction of 32 jackup rigs have been announced with delivery dates ranging from 2005 to 2009. Most of these rigs are cantilevered units capable of drilling in water depths in the 300—350 ft. range, and are considered to be premium units. An order for the construction of one ultra-deepwater semisubmersible has also been announced, and a small number of existing units are being upgraded to a greater operating capability. We do not currently anticipate that this increase in the number of active units will have a significant adverse effect on dayrates in the near future as there are indications of increased demand for these premium units over the course of the next few years. During prior periods of high utilization and dayrates, however, industry participants increased the supply of rigs by ordering the construction of new units, which created an oversupply of drilling units and a decline in utilization and dayrates, sometimes for extended periods of time, when the rigs entered the market. The entry into service of units that are currently cold-stacked or under construction will increase supply and could curtail a further strengthening of dayrates in the affected markets or result in a softening of the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units would likely exacerbate any adverse effect on utilization and dayrates.

U.S. Gulf of Mexico

We currently operate nine cantilevered jackups in the U.S. Gulf of Mexico, along with a deepwater semisubmersible and an ultra-deepwater drillship mentioned in the discussion of the deepwater and ultra-deepwater market discussion below. Continued strong demand for jackup rigs in this market has resulted in increasing utilization and dayrates for jackup rigs of all classes. We believe dayrates will continue to increase through the remainder of 2005 as demand for jackups in this market is expected to exceed available supply by year end.

Since mid-March, demand for mid-water floaters remained at levels sufficient to keep all of the 28 marketed rigs under contract. We believe that this balanced condition is likely to remain through the second quarter of 2005 and that dayrates for mid-water floaters will continue to increase during the remainder of 2005.

Deepwater and Ultra-deepwater market

Dayrates for rigs in the ultra-deepwater market have increased significantly since the end of 2004 as the number of projects requiring rigs with the technical specifications common to rigs capable of drilling in

7,500 feet of water or greater continues to increase and operators continue to secure rigs for long-term development projects. We currently operate one ultra-deepwater drillship and one deepwater semisubmersible in the U.S. Gulf of Mexico and one ultra-deepwater drillship in West Africa. In addition, one of our ultra-deepwater drillships is en route to the Black Sea. Our two new ultra-deepwater semisubmersibles are currently en route to the U.S. Gulf of Mexico to begin long-term contracts. All deepwater units in the U.S. Gulf of Mexico are fully utilized through 2005 and in many cases well into 2006. A number of new short-term projects are seeking ultra-deepwater and deepwater rigs and these requirements are only likely to be met through rig farmouts from existing contracts, otherwise the projects will need to be deferred until later in 2006. The overall market tightness in the ultra-deepwater and deepwater fleet in the U.S. Gulf of Mexico and West Africa, along with other locales, is anticipated to result in continued increases in dayrates for the foreseeable future.

North Sea

Our North Sea fleet currently includes four mid-water depth semisubmersibles (one of which, the GSF Arctic II, is currently cold-stacked, but is being reactivated), four cantilevered HDHE jackups, and two standard cantilevered jackups.

Dayrates for marketed semisubmersibles continue to improve as drilling activity increases in the U.K. and Norwegian sectors of the North Sea. There are a total of 40 semisubmersibles in this market, all of which are mid-water depth rigs and seven of which, including the GSF Arctic II, are currently cold-stacked. We expect this number of cold-stacked units to decrease to five over the summer months with no appreciable adverse effect on dayrates. We are currently reactivating the GSF Arctic II and expect this rig to return to service in the third quarter of 2005.

The market for HDHE jackup rigs in the North Sea is expected to remain strong throughout 2005 and we are anticipating increased requirements for 2006 and beyond. As a result, dayrates have been increasing for rigs in this class and we expect this trend to continue through 2006.

The standard specification jackup rig market in the North Sea is currently at 100% utilization. We expect demand for these units to continue to strengthen throughout 2005 and into 2006, along with corresponding increases in dayrates.

West Africa

We currently operate nine cantilevered jackups and two mid-water depth semisubmersibles in the West Africa market, in addition to the ultra-deepwater drillship referred to above. Demand in each segment of this market showed significant improvement during the first quarter of 2005. The industry jackup fleet in this market is currently fully utilized and, as a result, we expect further increases in dayrates for available units during the rest of 2005. There has also been a significant increase in demand for mid-water semisubmersibles during the first quarter of 2005. This increase in demand, along with the relocation of one of our competitors’ units from West Africa to the Mediterranean Sea has resulted in significant increases in dayrates for this segment of the market. The ultra-deepwater and deepwater market is extremely strong with several programs still outstanding with little availability within the present fleet in West Africa.

Southeast Asia

We currently operate seven cantilevered jackups in the Southeast Asia market. Although there has been a net increase in rigs in the region in 2005, we continue to expect increasing demand to exceed the available supply of rigs in this market during 2005, creating shortages of available rigs and possibly delaying some drilling programs. We believe it is unlikely that there will be any significant movements of rigs into this area from other markets in 2005 due to increases in demand in other markets. As a result, we expect continuing upward pressure on dayrates until the possible effect of the projected delivery during the period of late 2005 to 2009 of newbuild rigs currently under construction in Singapore.

Middle East & Mediterranean

We currently operate ten jackups in the Middle East and Mediterranean markets, consisting of three in the Egyptian Mediterranean, three in the Gulf of Suez, and four in the Arabian Gulf. We expect the jackup market in the Mediterranean to remain in balance well into 2006, driven primarily by the rapidly expanding natural gas market in Egypt. We believe we will see similar strong market fundamentals in the Arabian Gulf due primarily to increasing demand for units offshore Saudi Arabia and Qatar. In the Gulf of Suez, a mature oil province, demand remains strong with all eleven jackups in this area being fully utilized. Due to the lack of excess capacity in all three of these markets, we expect dayrates to continue to increase at a steady pace.

South America

We currently operate one jackup offshore Argentina, one mid-water semisubmersible offshore Venezuela and one HDHE jackup and one cantilevered jackup offshore Trinidad. We expect little additional jackup demand to develop in the South American market through the first half of 2005. Although this market currently remains balanced, there are a limited number of drilling programs currently available. There appear to be additional jackup requirements, however, starting in late 2005 and into the first half of 2006. We plan to relocate our mid-water semisubmersible GSF Arctic I to the U.S. Gulf of Mexico during the second quarter of 2005.

Canada

We currently operate one HDHE jackup and one mid-water depth semisubmersible off the east coast of Canada. We expect this market to remain stable through 2005.

Contract Drilling Operations

Contract drilling results for 2004 in the following discussion exclude operating results from land drilling operations, which are included in “Income from discontinued operations, net of tax effect” in the Condensed Consolidated Statements of Income. Data with respect to our continuing contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended March 31,		Increase/ (Decrease)
	2005	2004
Contract drilling revenues by area: (1)
U.S. Gulf of Mexico	$69.7	$67.7	3%
West Africa	62.0	57.7	7%
North Sea	52.3	39.5	32%
Southeast Asia	43.7	37.3	17%
Middle East	24.5	20.5	20%
Mediterranean Sea	17.3	16.2	7%
South America	38.4	12.5	207%
Other	29.6	20.8	42%

	$337.5	$272.2	24%

Average rig utilization by area:
U.S. Gulf of Mexico	100%	88%	14%
West Africa	92%	90%	2%
North Sea	81%	51%	59%
Southeast Asia	89%	86%	3%
Middle East	94%	100%	(6)%
Mediterranean Sea	100%	100%	—%
South America	82%	100%	(18)%
Other	100%	67%	49%

Total average rig utilization:	91%	82%

Average Revenues per day: (2)	$68,400	$60,100

(1)	Includes revenues earned from affiliates.
(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $11.7 million and $7.9 million, respectively, for the three months ended March 31, 2005 and 2004. Average revenues per day including these reimbursed expenses would have been $70,800 and $61,900 for the three months ended March 31, 2005 and 2004, respectively. The calculation of average revenues per day for the three months ended March 31, 2004, excludes all contract drilling revenues related to our platform rig operations, a business we completed our exit from in the first quarter of 2004.

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Contract drilling revenues before intersegment eliminations increased $65.3 million to $337.5 million for the first quarter of 2005 as compared to $272.2 million for the 2004 first quarter. Higher utilization and dayrates for our drilling fleet accounted for $31.5 million and $29.9 million, respectively, of this increase. The remainder of the increase was due to higher reimbursable revenues and higher other revenues, which increased by $2.6 million and $1.3 million, respectively. Other revenues include rig mobilization fees and miscellaneous fees including labor, material, rental, handling and incentive bonuses. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have little or no effect on operating income.

The increase in drilling revenues was due primarily to higher utilization and dayrates for the North Sea drilling fleet, higher dayrates for our ultra-deepwater rigs and our jackup fleet in the U.S. Gulf of Mexico, higher utilization of the GSF Galaxy II HDHE jackup offshore eastern Canada and the GSF Constellation I cantilevered jackup offshore Trinidad, both of which were idle in the first quarter of 2004, and the addition to our fleet of the GSF Constellation II cantilevered jackup, which began operating under contract offshore Argentina in September 2004. These increases were offset in part by the loss of the GSF Adriatic IV cantilevered jackup offshore Egypt in the third quarter of 2004.

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

Contract drilling operating expenses before intersegment eliminations reflect the increases in utilization noted above, increasing by $25.2 million to $219.3 million in the first quarter of 2005 from $194.1 million in the 2004 first quarter. Higher repairs and maintenance, insurance and reimbursable expenses were responsible for the majority of this increase. Repairs and maintenance expense for the first quarter of 2005 includes approximately $1.1 million related to the reactivation of the GSF Arctic II semisubmersible which has been cold-stacked in the North Sea.

Contract drilling depreciation expense increased by $1.9 million in the first quarter of 2005 from the prior year first quarter due primarily to the delivery of the cantilevered jackup GSF Constellation II, which was placed into service during the third quarter of 2004, offset in part by the first quarter 2004 acceleration of the remaining depreciation on the Glomar Robert F. Bauer drillship, which was retired from active service in the first quarter of 2004.

Contract drilling operating income and margin increased to $55.2 million and 16%, respectively, for the first quarter of 2005 from $15.9 million and 6%, respectively, for the first quarter of 2004, due primarily to the increase in revenues as a result of the higher utilization and dayrates discussed above.

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

Drilling management services revenues before intersegment eliminations increased by $37.1 million to $144.3 million in the first quarter of 2005 from $107.2 million in the 2004 first quarter. This increase consisted of $49.1 million attributable to an increase in average revenues per turnkey project and a $7.9 million increase in daywork and other revenues, offset in part by a decrease of $15.5 million in reimbursable revenues, along with a decrease of $4.4 million attributable to a decrease in the number of turnkey projects performed. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. We performed 26 turnkey projects in the first quarter of 2005 (23 wells drilled and 3 well completions) as compared to 27 turnkey projects in the first quarter of 2004 (19 wells drilled and 8 well completions).

Drilling management services operating income increased to $9.8 million for the three months ended March 31, 2005, from $5.3 million in the first quarter of 2004. The increase in operating income was due primarily to the increase in average revenues per turnkey project discussed above and to an improvement in our operating results. We incurred losses totaling $0.4 million during the first quarter of 2005, substantially all of which related to a completion project in the North Sea. We incurred losses totaling $0.9 million in connection with our project management operations during the first quarter of 2004, although all of our turnkey projects completed during the quarter generated a profit.

Results for the first quarters of 2005 and 2004 were also favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $0.8 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. The effect of these revisions, however, was more than offset by the deferral of turnkey drilling profit totaling $1.4 million and $2.6 million for the three months ended March 31, 2005 and 2004, respectively, related to wells in which our wholly owned subsidiary, Challenger Minerals Inc., was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2005 drilling management services operating results totaled approximately $45.1 million at March 31, 2005. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2004 drilling management services operating results totaled approximately $32.8 million at March 31, 2004.

OTHER INCOME AND EXPENSE

General and administrative expenses totaled $15.9 million for both the first quarter of 2005 and the first quarter of 2004 as increases in estimated health care expenses were largely offset by a decrease in incentive compensation expense and professional fees. Our incentive compensation is based on certain targeted goals for each year and is subject to adjustment throughout the year as our results are compared with these goals.

Interest expense decreased to $12.3 million in the first quarter of 2005 from $16.5 million in the 2004 first quarter due primarily to the retirement of our 7 1/8% Notes due 2007 in the second quarter of 2004.

We capitalized $10.1 million and $9.9 million of interest costs for the three months ended March 31, 2005 and 2004, respectively, primarily in connection with our rig expansion program discussed in “Liquidity and Capital Resources – Investing and Financing Activities.”

Interest income increased to $5.2 million in the first quarter of 2005 from $3.0 million in the first quarter of 2004 due primarily to higher interest rates earned in the first quarter of 2005 on our cash, cash equivalents and marketable securities balances.

Other income of $0.9 million for the three months ended March 31, 2005, consists primarily of a realized gain on marketable securities related to our nonqualified pension plans. Other expense of $1.9 million for the first quarter of 2004 includes a loss of $3.8 million on a commodity derivative entered into in the first quarter of 2004, offset in part by realized gains on the sale of marketable securities related to our nonqualified pension plans.

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

Our effective income tax rate for financial reporting purposes of 12.7% for the three months ended March 31, 2005, includes the recognition of discrete items, consisting primarily of tax law changes in certain of our foreign areas of operations, which reduced the effective rate for the quarter. The net income tax benefit for the first quarter of 2004 is due primarily to the recognition of certain discrete tax items during the quarter. We currently anticipate that, before discrete items, our effective tax rate for financial reporting purposes will be in the range of 17% to 19% for 2005.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. As of March 31, 2005, we had $828.9 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $808.6 million in cash, cash equivalents and marketable securities at December 31, 2004, all of which were unrestricted. Cash generated from operating activities totaled $96.4 million and $47.3 million for the three months ended March 31, 2005 and 2004, respectively.

In September 2003, we filed a registration statement on Form S-3 with the U.S. Securities and Exchange Commission under which we may offer to sell from time to time any combination of the following securities: (i) unsecured debt securities consisting of notes, debentures or other evidences of indebtedness, (ii) ordinary shares, par value $0.01 per share, (iii) preference shares, (iv) depositary shares, (v) warrants and (vi) securities purchase contracts and units. In April 2005, we issued 23,500,000 ordinary shares in an offering under this registration statement. We received net proceeds from the offering totaling approximately $799.5 million, net of underwriters’ discount of $10.1 million, and immediately used these proceeds from the offering to repurchase an equal number of our ordinary shares from a subsidiary of Kuwait Petroleum Corporation at a price per share equal to the net proceeds per share we received in the offering. There was no change in the number of our outstanding shares as a result of the transactions as the shares repurchased from Kuwait Petroleum Corporation were immediately cancelled. Following the offering, we had remaining capacity under our shelf registration statement to issue securities with an aggregate initial public offering price not to exceed approximately $190.4 million.

INVESTING AND FINANCING ACTIVITIES

During the first quarter of 2005, we took delivery of our two ultra-deepwater semisubmersibles ordered from PPL Shipyard PTE, Ltd. of Singapore (“PPL”), the GSF Development Driller I and the GSF Development Driller II. Construction costs for the GSF Development Driller I totaled approximately $309 million, excluding an estimated $75 million of capital spares, startup expenses, customer-required modifications and mobilization costs and $54 million of capitalized interest. Construction costs for the GSF Development Driller II totaled approximately $310 million, excluding an estimated $63 million of capital spares, startup expenses, customer-required modifications and mobilization costs and $40 million of capitalized interest.

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

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 17.1% at March 31, 2005, compared to 17.5% at December 31, 2004. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.8 million at both March 31, 2005 and December 31, 2004.

FUTURE CASH REQUIREMENTS

At March 31, 2005, we had total long-term debt and capital lease obligations, including the current portion of our long-term debt and capital lease obligations, of $946.2 million and shareholders’ equity of $4,574.7 million. Long-term debt, including current maturities, consisted of $353.8 million (net of discount) Zero Coupon Convertible Debentures due 2020; $297.0 million (net of discount) 7% Notes due 2028; $253.5 (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $41.9 million. We were in compliance with our debt covenants at March 31, 2005.

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

The Zero Coupon Convertible Debentures were issued at a price of $499.60 per debenture, which represents a yield to maturity of 3.5% per annum to reach an accreted value at maturity of $1,000 per debenture. We have the right to redeem the debentures in whole or in part on or after June 23, 2005, at a price equal to the issuance price plus accrued original issue discount through the date of redemption. Each debenture is convertible into 8.125103 GlobalSantaFe Ordinary Shares (4,875,062 total shares) at the option of the holder at any time prior to maturity, unless previously redeemed. Holders have the right to require us to repurchase the debentures on June 23, 2005, June 23, 2010, and June 23, 2015, at a price per debenture of $594.25 on June 23, 2005, $706.82 per debenture on June 23, 2010, and $840.73 per debenture on June 23, 2015. These prices represent the accreted value through the date of repurchase. Since the holders of these debentures have the right to require us to repurchase these debentures as early as June 23, 2005, we have reclassified these debentures to current maturities as of December 31, 2004. The aggregate accreted value for the Zero Coupon Convertible Debentures will be approximately $356.6 million at June 23, 2005. While we are permitted to pay the repurchase price with either cash or stock or a combination thereof, we anticipate funding any repurchase from our cash and cash equivalents and marketable securities.

Total capital expenditures for 2005 are currently estimated to be approximately $240 million, including $42 million in startup costs, customer-required modifications, capital spares and mobilization costs for the GSF Development Driller I, $62 million in startup costs, customer-required modifications, capital spares and mobilization costs for the GSF Development Driller II, $93 million for other purchases and replacements of capital equipment, $22 million for capitalized interest, $8 million (net of intersegment eliminations) for oil and gas operations and $13 million for other capital expenditures.

During the first quarter of 2005, we began a program to reactivate the semisubmersible GSF Arctic II, which has been cold-stacked in Invergordon, Scotland since May 2003. We expect to spend approximately $14 million to reactivate this rig, approximately $4 million of which is included in the $55 million for major upgrades to our rig fleet discussed above. We currently expect this reactivation program to be completed in the third quarter of 2005.

In August 2002, our Board of Directors authorized us to repurchase up to $150 million of our ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the three months ended March 31, 2005. At March 31, 2005, $98.6 million of this authorized amount remained available for future purchases.

We have various commitments primarily related to our debt and capital lease obligations, leases for office space and other property and equipment. We expect to fund these commitments from our existing cash and cash equivalents and future cash flow from operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, which allowed companies to compute compensation cost for each employee stock option granted as the amount by which the quoted market price of the common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. We currently account for our stock option and stock-based compensation plans using the intrinsic-value method under APB Opinion No. 25. The FASB has now deferred the effective date of SFAS123R to the beginning of the first annual period that begins after June 15, 2005. For a discussion of the pro forma effect on our earnings had compensation cost for our stock-based compensation plans been recognized based on fair values as of the dates of grant for the three months ended March 31, 2005 and 2004, see “Stock-Based Compensation” in Note 1 of Notes to the Condensed Consolidated Financial Statements.

RISK FACTORS

There are many risk factors inherent in our business and in the oil and gas industry as a whole, many of which are beyond our control. For a discussion of these risk factors, see “Risk Factors” under Items 1 and 2 in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in circumstances affecting our exposure to commodity price, interest rate, fair value, foreign currency or credit risks since December 31, 2004. For a discussion of our exposure to these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

During the first quarter of 2005, management replaced its general ledger and consolidation software with SAP financial software. This conversion to SAP involved significant changes to internal processes and control procedures over financial reporting. Other than this software change, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. The subsidiary has been named as a defendant in approximately 4,400 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. Approximately $28 million has been expended to resolve claims with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Insurers have funded the balance of the settlement costs and all legal costs associated therewith. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have any material impact on our consolidated financial position, results of operations or cash flows.

The same subsidiary has been a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arises out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by our subsidiary. Union has alleged that the subsidiary is required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. On March 24, 2005, Union filed a motion requesting permission from the Court to add GlobalSantaFe Corporation as a defendant in the pending litigation. Union intends to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and seeks to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. We believe that the allegations of the lawsuit are without merit and intend to vigorously defend against the lawsuit, but cannot provide any assurance as to its ultimate outcome.

Item 5. Other Information

On February 1, 2005, Mr. Ferdinand A. Berger, one of our directors, adopted a written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provides for the exercise of specified stock options granted to Mr. Berger by us and the sale of the our underlying shares in “cashless” exercise transactions at specified per share market price targets.

On February 2, 2005, Mr. Robert E. Rose, Chairman of the Board and one of our directors, adopted a written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provided for the sale of a portion of our ordinary shares owned by Mr. Rose at a specified per share market price target. The shares were subsequently sold pursuant to the terms of the plan.

Item 6. Exhibits

(a)	Exhibits

	10.1	2004 GlobalSantaFe Management Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005).

	10.2	2005 GlobalSantaFe Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005).

	10.3	Base Salaries and Annual Incentive Plan Targets for Certain Executive Officers (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005).

	10.4	Form of the Notice of Grant of Performance-Awarded Restricted Stock Units (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2005).

	10.5	Form of the Notice of Grant of Performance Units (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

	10.6	Form of the Notice of Grant of Stock Options (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

	10.7	Base Salary and Annual Incentive Plan Target for the Company’s Chief Executive Officer (incorporated herein by this reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

10.8	Form of Underwriting Agreement for Ordinary Shares (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.9	Terms Agreement by and between the Company and Goldman, Sachs & Company, as representative of several underwriters named in Schedule I to the agreement (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.10	Share Purchase Agreement by and among the Company, SFIC Holdings (Cayman), Inc. and Kuwait Petroleum Corporation dated as of April 14, 2005 (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

15.1	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION (Registrant)

Dated: May 6, 2005	/s/ W. Matt Ralls
W. Matt Ralls Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)