Form 10-Q
period 2005-06-30
GLOBALSANTAFE CORP
filed 2005-08-05
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of July 31, 2005, was 241,820,361.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED JUNE 30, 2005

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

Our forward-looking statements include statements about the following subjects:

•	our expectation that, if required, any additional payments made under certain fully defeased financing leases would not be material to our financial position or results of operations in any given year;

•	our expectations regarding realization of contract drilling backlogs during the remainder of 2005;

•	our expectations regarding commencement and value of certain contracts;

•	our anticipated estimated effective tax rate for financial reporting purposes for 2005;

•	our estimation of the capitalized cost, capital spares, startup expenses, customer-required modifications, mobilization costs, and capitalized interest for our two new semisubmersibles, the GSF Development Driller I and GSF Development Driller II;

•	our estimation of the expected delay in commencement of initial operations of our two new semisubmersibles due to thruster defects, estimated costs to remediate the defects, expectation regarding who will bear those costs and expectation that the delay will have an adverse impact on our results of operations;

•	our expectation that we will fund all remaining construction and startup costs of our two new semisubmersibles from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions;

•	expectations regarding pension plan funding obligations;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work, contract terms and dayrates in those markets;

•	our expectations regarding equipment supply and demand in various geographic markets;

•	our expectations regarding the impact of the entry into service of new rigs under construction, and rigs being upgraded or reactivated;

•	our expectation that further new rig construction announcements are likely;

•	our estimate of the third quarter pretax loss resulting from unforeseen difficulties on a turnkey project;

•	estimated costs for drilling management services;

•	that we expect to redeem all remaining Zero Coupon Convertible Debentures in the third quarter of 2005 at a redemption price equal to $594.25 plus an additional amount reflecting the 3.5% issue discount accrued from June 23, 2005 to the date of redemption and will fund the redemption price from our existing cash, cash equivalents and marketable securities balances;

•	our expectations regarding the costs and date of completion for the reactivation of the GSF Artic II;

•	our estimated capital expenditures in 2005;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment with existing cash and cash equivalents, and future cash flow from operations;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures, lease obligations, construction and development commitments and debt service from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our beliefs regarding the outcome, impact on our financial position, results of operations and cash flows, and availability of insurance in respect of pending litigation, and any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on available industry, financial and economic data and our operating and financing plans as of that date. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from what we expect.

Factors that could cause or contribute to such differences include, but are not limited to (a) general economic and business conditions; (b) the cyclical nature of the drilling business; (c) oil and natural gas price fluctuations and related market expectations; (d) the political environment of oil-producing regions; (e) our ability to hire and retain qualified personnel; (f) additional new rig construction; (g) delays, due to adverse weather conditions or other complications, in the remediation of thruster defects on our two new semisubmersibles; and (h) such other risk factors as may be discussed herein, in the “Risk Factors” section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004, and subsequent reports filed with the U.S. Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlobalSantaFe Corporation

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and its subsidiaries (the Company) as of June 30, 2005, and the related condensed consolidated statements of income for each of the three- and six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31,2004; and in our report dated March 2, 2005 we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

August 2, 2005

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

($ in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Contract drilling	$403.8	$274.4	$738.3	$543.9
Drilling management services	156.0	102.1	298.0	207.8
Oil and gas	15.0	5.6	27.1	10.4

Total revenues	574.8	382.1	1,063.4	762.1

Expenses and other operating items:
Contract drilling	250.8	211.3	466.0	402.7
Drilling management services	145.1	95.6	277.3	196.0
Oil and gas	2.7	1.7	6.5	3.1
Depreciation, depletion and amortization	68.5	62.8	136.4	127.2
Gain on sale of assets	(1.1)	—	(1.1)	(2.7)
Impairment loss on long-lived assets	—	—	—	1.2
General and administrative	14.3	12.9	30.2	28.8

Total operating expenses and other operating items	480.3	384.3	915.3	756.3

Operating income (loss)	94.5	(2.2)	148.1	5.8
Other income (expense):
Interest expense	(11.9)	(16.6)	(24.2)	(33.1)
Interest capitalized	11.7	11.7	21.8	21.6
Interest income	5.6	2.7	10.8	5.7
Loss on early retirement of long-term debt	—	(32.4)	—	(32.4)
Other	(0.9)	1.1	—	(0.8)

Total other income (expense)	4.5	(33.5)	8.4	(39.0)

Income (loss) before income taxes	99.0	(35.7)	156.5	(33.2)
Income tax provision (benefit):
Current tax provision	8.7	2.5	13.2	3.2
Deferred tax provision (benefit)	5.2	(12.2)	8.0	(14.5)

Total income tax provision (benefit)	13.9	(9.7)	21.2	(11.3)

Income (loss) from continuing operations	85.1	(26.0)	135.3	(21.9)
Income from discontinued operations, net of tax effect	—	110.0	—	114.6

Net income	85.1	84.0	135.3	92.7
Other comprehensive income (loss)	1.6	(1.5)	(1.0)	(0.4)

Total comprehensive income	$86.7	$82.5	$134.3	$92.3

Earnings (loss) per ordinary share (Basic):
Income (loss) from continuing operations	$0.36	$(0.11)	$0.57	$(0.09)
Income from discontinued operations	—	0.47	—	0.49

Net income	$0.36	$0.36	$0.57	$0.40

Earnings (loss) per ordinary share (Diluted):
Income (loss) from continuing operations	$0.35	$(0.11)	$0.56	$(0.09)
Income from discontinued operations	—	0.47	—	0.49

Net income	$0.35	$0.36	$0.56	$0.40

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions)

	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$274.7	$606.7
Marketable securities	284.8	201.9
Accounts receivable, net of allowances	389.8	360.8
Costs incurred on turnkey drilling projects in progress	25.3	18.5
Prepaid expenses	28.6	31.7
Other current assets	13.3	5.0

Total current assets	1,016.5	1,224.6

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,512.6 at June 30, 2005, and $1,381.9 at December 31, 2004	4,337.7	4,307.0
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $21.9 at June 30, 2005, and $17.7 at December 31, 2004	24.9	22.9

Net properties	4,362.6	4,329.9

Goodwill	340.1	338.1
Deferred income taxes	32.4	32.8
Other assets	74.1	72.8

Total assets	$5,825.7	$5,998.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

($ in millions)

	June 30, 2005	December 31, 2004
Current liabilities:
Accounts payable	$182.3	$210.8
Current maturities of long-term debt	0.5	350.7
Accrued compensation and related employee costs	67.4	76.2
Accrued income taxes	—	27.1
Accrued interest	6.4	6.4
Deferred revenue	21.8	23.5
Other accrued liabilities	104.6	78.3

Total current liabilities	383.0	773.0

Long-term debt	558.1	554.4
Capital lease obligations	24.4	31.6
Deferred income taxes	46.7	39.0
Other long-term liabilities	150.3	133.8
Commitments and contingencies (Note 4)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600,000,000 shares authorized, 240,737,844 shares and 235,957,481 shares issued and outstanding at June 30, 2005, and December 31, 2004, respectively	2.4	2.4
Additional paid-in capital	3,120.8	3,004.3
Retained earnings	1,582.9	1,501.6
Accumulated other comprehensive loss	(42.9)	(41.9)

Total shareholders’ equity	4,663.2	4,466.4

Total liabilities and shareholders’ equity	$5,825.7	$5,998.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$135.3	$92.7
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	136.4	131.2
Deferred income taxes	8.0	(18.9)
Gain on sale of assets	(1.1)	(114.7)
Impairment loss on long-lived assets	—	1.2
Loss on early retirement of long-term debt	—	32.4
(Increase) decrease in accounts receivable	(28.2)	24.6
(Increase) decrease in prepaid expenses and other
current assets	(10.5)	16.4
Increase (decrease) in accounts payable	29.2	(13.4)
Decrease in accrued liabilities	(30.2)	(36.9)
Decrease in deferred revenues	(0.8)	(19.9)
Increase in other long-term liabilities	13.6	18.2
Payment of imputed interest on the Zero Coupon Bond Debentures	(56.3)	—
Other, net	10.9	0.4

Net cash flow provided by operating activities	206.3	113.3

Cash flows from investing activities:
Capital expenditures	(228.2)	(235.6)
Proceeds from sale of land drilling fleet assets	—	316.5
Proceeds from disposals of properties and equipment	1.4	10.8
Purchases of held-to-maturity marketable securities	—	(169.2)
Proceeds from maturities of held-to-maturity marketable securities	—	254.0
Purchases of available-for-sale marketable securities	(173.2)	—
Proceeds from sales of available-for-sale marketable securities	90.5	10.2

Net cash flow (used in) provided by investing activities	(309.5)	186.7

Cash flows from financing activities:
Dividend payments	(35.7)	(23.4)
Payments on long-term debt	(299.8)	(331.7)
Payments on capitalized lease obligations	(8.1)	(8.0)
Proceeds from issuance of ordinary shares	914.3	18.2
Ordinary Shares repurchased and retired	(799.5)	—
Other	—	6.1

Net cash flow used in financing activities	(228.8)	(338.8)

Decrease in cash and cash equivalents	(332.0)	(38.8)
Cash and cash equivalents at beginning of period	606.7	711.8

Cash and cash equivalents at end of period	$274.7	$673.0

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

($ in millions)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Ordinary Shares
	Shares	Par Value
Balance at December 31, 2004	235,957,481	$2.4	$3,004.3	$1,501.6	$(41.9)	$4,466.4
Net income	—	—	—	135.3	—	135.3
Minimum pension liability adjustment	—	—	—	—	1.0	1.0
Unrealized gain on securities	—	—	—	—	(2.0)	(2.0)

Comprehensive income						134.3
Exercise of employee stock options	4,573,796	—	111.2	—	—	111.2
Shares issued under other benefit plans	206,567	—	6.0	—	—	6.0
Shares issued	23,500,000	0.2	798.6	—	—	798.8
Shares repurchased	(23,500,000)	(0.2)	(799.3)	—	—	(799.5)
Dividends declared	—	—	—	(54.0)	—	(54.0)

Balance at June 30, 2005	240,737,844	$2.4	$3,120.8	$1,582.9	$(42.9)	$4,663.2

See notes to condensed consolidated financial statements

Note 1 – Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs. As of June 30, 2005, our fleet included 45 cantilevered jackup rigs, 13 semisubmersibles and three drillships. We operate two of the semisubmersible rigs for third parties under a joint venture agreement. We provide oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

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

Gain on Sale of Asset

In September 2004, Challenger Minerals Inc. (“CMI”), one of our wholly owned subsidiaries, completed the sale of a portion of its interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million in connection with the sale and recorded a gain of $25.1 million ($13.3 million, net of taxes) in 2004. Pursuant to the terms of the sale, if commodity prices exceed a specified amount, we are also entitled to additional post-closing consideration equal to a portion of the proceeds from the production attributable to this interest sold through September 2005. We recorded an additional gain of $1.1 million during the second quarter of 2005, which represents the deferred consideration earned under the sales agreement through June 30, 2005.

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

Had compensation cost for our stock-based compensation plans been determined based on fair values as of the dates of grant, our income from continuing operations and earnings per ordinary share would have been reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Income (loss) from continuing operations, as reported	$85.1	$(26.0)	$135.3	$(21.9)

Add: Stock-based employee compensation expense included in reported income (loss) from continuing operations, net of related tax effects	1.2	0.1	1.7	0.3
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6.5)	(9.8)	(12.0)	(19.2)

Pro forma income (loss) from continuing operations	$79.8	$(35.7)	$125.0	$(40.8)

Basic earnings (loss) per ordinary share from continuing operations:
As reported	$0.36	$(0.11)	$0.57	$(0.09)
Pro forma	$0.33	$(0.15)	$0.52	$(0.17)
Diluted earnings (loss) per ordinary share from continuing operations:
As reported	$0.35	$(0.11)	$0.56	$(0.09)
Pro forma	$0.33	$(0.15)	$0.51	$(0.17)

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

Note 2 - Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except share and per share amounts)
Numerator:
Income (loss) from continuing operations	$85.1	$(26.0)	$135.3	$(21.9)
Income from discontinued operations	—	110.0	—	114.6

Net income	$85.1	$84.0	$135.3	$92.7

Denominator:
Ordinary shares- Basic	239,734,342	234,544,941	238,914,851	234,353,149
Add effect of employee stock options	3,766,276	—	3,907,291	—

Ordinary shares - Diluted	243,500,618	234,544,941	242,822,142	234,353,149

Earnings (loss) per ordinary share:
Basic:
Income (loss) from continuing operations	$0.36	$(0.11)	$0.57	$(0.09)
Income from discontinued operations	$—	$0.47	$—	$0.49

Net income	$0.36	$0.36	$0.57	$0.40

Diluted:
Income (loss) from continuing operations	$0.35	$(0.11)	$0.56	$(0.09)
Income from discontinued operations	$—	$0.47	$—	$0.49

Net income	$0.35	$0.36	$0.56	$0.40

The computation of diluted earnings per ordinary share for the three and six months ended June 30, 2005, excludes outstanding options to purchase GlobalSantaFe ordinary shares with exercise prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be “antidilutive”). Options to purchase a total of 3,458,377 ordinary shares and 3,391,719 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and six months ended June 30, 2005, respectively.

The computation of diluted earnings (loss) from continuing operations per ordinary share for the three and six months ended June 30, 2004, excludes options representing 20,287,016 shares, which comprise all of our outstanding stock options at June 30, 2004, because the inclusion of such options would have the effect of decreasing the diluted loss per ordinary share from continuing operations for both of these periods (i.e. their effect would be “antidilutive”).

Diluted earnings per ordinary share presented in the table above also excludes 6,500 potentially dilutive shares for the three and six months ended June 30, 2005 that become issuable upon conversion of our remaining Zero Coupon Convertible Debentures (see Note 5) because the inclusion of such shares would be antidilutive given the level of net income from continuing operations for these periods. Diluted earnings per ordinary share for the three and six months ended June 30, 2004 excludes 4,875,062 potentially dilutive shares that would have become issuable upon conversion of the Zero Coupon Convertible Debentures because the inclusion of such shares would have been antidilutive.

Note 3 - Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in millions)
Revenues from external customers:
Contract drilling	$403.8	$274.4	$738.3	$543.9
Drilling management services	156.0	102.1	298.0	207.8
Oil and gas	15.0	5.6	27.1	10.4

Consolidated	$574.8	$382.1	$1,063.4	$762.1

Intersegment revenues:
Contract drilling	$—	$0.5	$3.0	$3.2
Drilling management services	4.2	3.3	6.5	4.8
Intersegment elimination	(4.2)	(3.8)	(9.5)	(8.0)

Consolidated	$—	$—	$—	$—

Total revenues:
Contract drilling	$403.8	$274.9	$741.3	$547.1
Drilling management services	160.2	105.4	304.5	212.6
Oil and gas	15.0	5.6	27.1	10.4
Intersegment elimination	(4.2)	(3.8)	(9.5)	(8.0)

Consolidated	$574.8	$382.1	$1,063.4	$762.1

Segment income:
Contract drilling	$88.4	$2.7	$143.6	$18.6
Drilling management services	10.9	6.5	20.7	11.8
Oil and gas	10.2	2.9	16.4	5.5
Gain on sale of assets	1.1	—	1.1	2.7
Impairment loss on long-lived assets	—	—	—	(1.2)

Total segment income	110.6	12.1	181.8	37.4
Corporate expenses	(16.1)	(14.3)	(33.7)	(31.6)

Operating income (loss)	94.5	(2.2)	148.1	5.8
Loss on early retirement of long-term debt	—	(32.4)	—	(32.4)
Other income (expense)	4.5	(1.1)	8.4	(6.6)

Income (loss) before income taxes	$99.0	$(35.7)	$156.5	$(33.2)

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is typically not known at the time a project is completed. We typically rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on revenues due upon completion of the project. These cost estimates are adjusted when final actual project costs have been determined, which may result in adjustments to previously recorded amounts. Results for the three and six months ended June 30, 2005 and 2004, were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $4.1 million and $2.7 million for the three and six months ended June 30, 2005, respectively, and by $4.3 million and $3.9 million, respectively, for the three and six months ended June 30, 2004. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $3.1 million and $3.8 million for the three and six months ended June 30, 2005, respectively, and by $4.6 million and $6.9 million, respectively, for the three and six months ended June 30, 2004, related to wells in which CMI was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2005 drilling management services operating results totaled approximately $36.6 million at June 30, 2005. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2004 drilling management services operating results totaled approximately $27.2 million at June 30, 2004.

Note 4 – Commitments and Contingencies

CAPITAL COMMITMENTS

During the first quarter of 2005, we took delivery of our two ultra-deepwater semisubmersibles ordered from PPL Shipyard PTE, Ltd. of Singapore (“PPL”), the GSF Development Driller I and the GSF Development Driller II. Construction costs for the GSF Development Driller I are expected to total approximately $309 million, excluding an estimated $95 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $24 million related to the thruster defect discussed below, and $60 million of capitalized interest. We have incurred approximately $383 million of capitalized costs related to the GSF Development Driller I, excluding capitalized interest, as of June 30, 2005. Construction costs for the GSF Development Driller II are expected to total approximately $310 million, excluding an estimated $75 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $21 million related to the thruster defect discussed below, and $44 million of capitalized interest. We have incurred approximately $372 million of capitalized costs related to the GSF Development Driller II, excluding capitalized interest, as of June 30, 2005.

We recently discovered a defect in the thruster nozzles on the GSF Development Driller I and the GSF Development Driller II, which caused damage to the nozzles. Based on our preliminary assessment, we expect the correction of this defect could delay the start of the initial drilling contracts for the GSF Development Driller II until September 2005 and the GSF Development Driller I until October 2005, which will have an adverse impact on our results of operations. The delay could be longer if the magnitude of the defect is greater than that expected based on our preliminary assessment or if the remediation is delayed. As noted above, we currently expect that the cost of corrections to the equipment, exclusive of continued capitalized interest, will be approximately $45 million and will be added to the capitalized costs of the rigs to the extent not recovered from the manufacturer or insurance underwriters.

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

We have interest rate risk in connection with these fully defeased financing leases for the GSF Jack Ryan and GSF C. R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the June 30, 2005, LIBOR rate of 4.80% were to continue over the next eight years, we would be required to fund an additional estimated $48 million during that period. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

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

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. The subsidiary has been named as a defendant in approximately 4,640 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. Approximately $31 million has been expended to resolve claims with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Insurers have funded the balance of the settlement costs and all legal costs associated therewith. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have any material impact on our consolidated financial position, results of operations or cash flows.

The same subsidiary has been a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arises out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by the Company’s subsidiary. Union has alleged that the subsidiary is required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. On March 24, 2005, Union filed a motion requesting permission from the Court to add GlobalSantaFe Corporation as a defendant in the pending litigation. Union intends to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and seeks to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. We believe that the allegations of the lawsuit are without merit and intend to vigorously defend against the lawsuit, but cannot provide any assurance as to its ultimate outcome.

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of whom are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies sixty-five wells drilled on the property in question beginning in 1939, and alleges that our subsidiary was the operator or non-operating partner in thirteen of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra hazardous activity, and for the violation of various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. We do not have sufficient information at this time to form an opinion as to the merits of the lawsuit or its potential liability, if any, but intend to vigorously defend against the lawsuit.

For a further discussion of our commitments and contingencies, including legal proceedings and environmental matters, see Note 5 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 5 – Long-term Debt

On June 23, 2005, we repurchased $599.2 million principal amount at maturity of the then outstanding $600 million principal amount at maturity of Global Marine Inc.’s Zero Coupon Convertible Debentures due June 23, 2020, for a total purchase price of $356.1 million, representing $299.8 million in principal payment and $56.3 million in imputed interest. Global Marine accepted all surrendered debentures for repurchase at a purchase price of $594.25 per $1,000 of principal amount at maturity. We funded the repurchase price from our existing cash, cash equivalents and marketable securities balances. Upon completion of this purchase, debentures totaling $800,000 of principal amount at maturity ($0.5 million at June 30, 2005) remain outstanding.

Long-term debt at June 30, 2005, and December 31, 2004, consisted of the following (in millions):

	June 30, 2005	December 31, 2004
5% Notes due 2013, net of unamortized discount of $0.5 million and $0.5 million at June 30, 2005, and December 31, 2004, respectively (1)	$261.0	$257.4
7% Notes due 2028, net of unamortized discount of $2.9 million and $3.0 million at June 30, 2005, and December 31, 2004, respectively	297.1	297.0
Zero Coupon Convertible Debentures due 2020, net of unamortized discount of $0.3 million and $249.3 million at June 30, 2005, and December 31, 2004, respectively	0.5	350.7

Total long-term debt, including current maturities	558.6	905.1
Less current maturities	0.5	350.7

Long-term debt	$558.1	$554.4

(1)	Balances at June 30, 2005, and December 31, 2004, include mark-to-market adjustments totaling $11.5 million and $7.9 million, respectively, as part of fair-value hedge accounting related to fixed-for-floating interest rate swaps.

Note 6 – Retirement Plans

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

The components of net periodic pension benefit cost for our pension plans for the three and six months ended June 30, 2005 and 2004, were as follows:

	Three Months Ended June 30,
	2005		2004
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost - benefits earned during the period	$2.7	$3.5	$2.9	$3.1
Interest cost on projected benefit obligation	4.9	2.5	5.0	2.0
Expected return on plan assets	(6.1)	(2.4)	(4.2)	(2.0)
Recognized actuarial loss	2.0	1.1	2.1	0.8
Settlement loss	1.0	—	—	—
Amortization of prior service cost	1.0	—	1.1	—

Net periodic pension cost	$5.5	$4.7	$6.9	$3.9

	Six Months Ended June 30,
	2005		2004
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost - benefits earned during the period	$5.8	$7.0	$5.7	$6.2
Interest cost on projected benefit obligation	10.1	5.0	9.9	4.0
Expected return on plan assets	(12.1)	(4.8)	(8.3)	(4.0)
Recognized actuarial loss	4.5	2.2	4.2	1.6
Settlement loss	1.0	—	—	—
Amortization of prior service cost	2.0	—	2.3	—

Net periodic pension cost	$11.3	$9.4	$13.8	$7.8

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

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $1.9 million and $3.7 million for the three and six months ended June 30, 2005, respectively, and $1.6 million and $3.4 million for the three and six months ended June 30, 2004, respectively. We also sponsor various defined contribution plans for certain of our U. K. employees. Charges to expense for these plans totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2005, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2004, respectively

Note 7 – Supplemental Cash Flow Information – Noncash Financing Activity

Cash payments for capital expenditures for the six months ended June 30, 2005, include $63.9 million that was accrued but unpaid at December 31, 2004. Cash payments for capital expenditures for the six months ended June 30, 2004, include $16.6 million that was accrued but unpaid at

December 31, 2003. Accrued but unpaid capital expenditures at June 30, 2005, totaled $6.1 million. This amount is included in Accounts payable on the Condensed Consolidated Balance Sheet at June 30, 2005.

In June 2005, our Board of Directors declared a regular quarterly cash dividend for the second quarter of 2005 of $0.15 per ordinary share, payable to shareholders of record as of the close of business on June 30, 2005. This second quarter dividend in the amount of $36.1 million was paid on July 15, 2005.

Note 8 – Share Repurchase

In April 2005, we issued 23,500,000 ordinary shares at a price, net of the underwriting discount, of $34.02 per ordinary share, in an offering under a registration statement filed in September 2003. We immediately used the net proceeds from the offering totaling approximately $799.5 million to repurchase an equal number of our ordinary shares from a subsidiary of Kuwait Petroleum Corporation at a price per share equal to the net proceeds per share we received in the offering. In connection with this transaction we incurred $0.7 million of costs associated with the filing, which were recorded as a reduction of additional paid in capital. There was no change in the number of our outstanding shares as a result of the transactions as the shares repurchased from Kuwait Petroleum Corporation were immediately cancelled.

Note 9 – Transactions with Affiliates

In connection with its initial public offering, Santa Fe International entered into an intercompany agreement with Kuwait Petroleum Corporation (“KPC”) and its wholly owned subsidiary, SFIC Holdings (Cayman), Inc. (“SFIC Holdings”), which agreement was amended in connection with the November 2001 merger between Global Marine Inc. and Santa Fe International. The intercompany agreement, as amended, generally provides that as long as KPC and its affiliates own at least 7.5% of our outstanding ordinary shares, SFIC Holdings has the right to designate for election two directors. If SFIC Holdings’ interest is reduced to less than 7.5% and equal to or greater than 4%, the number of directors that SFIC Holdings may designate for election is generally reduced to one. If SFIC Holdings’ interest is reduced to less than 4%, it will not have the right to designate any directors for election to our Board.

Following the share repurchase discussed in Note 8, SFIC Holdings, a wholly owed subsidiary of KPC, currently owns 20,000,000 of our ordinary shares. This reflects a reduction in SFIC Holdings’ ownership interest to approximately 8.3% of the total shares outstanding at June 30, 2005 from approximately 18.4% at December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs. Our fleet includes 45 cantilevered jackup rigs, 13 semisubmersibles and three drillships. We operate two of the semisubmersible rigs for third parties under a joint venture agreement.

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

Operating Results

SUMMARY

Data relating to our continuing operations by business segment follows (dollars in millions):

	Three Months Ended June 30,		Increase / (Decrease)	Six Months Ended June 30,		Increase / (Decrease)
	2005	2004		2005	2004
Revenues:
Contract drilling	$403.8	$274.9	47%	$741.3	$547.1	35%
Drilling management services	160.2	105.4	52%	304.5	212.6	43%
Oil and gas	15.0	5.6	168%	27.1	10.4	161%
Less: Intersegment revenues	(4.2)	(3.8)	11%	(9.5)	(8.0)	19%

	$574.8	$382.1	50%	$1,063.4	$762.1	40%

Operating income (loss):
Contract drilling	$88.4	$2.7	3,174%	$143.6	$18.6	672%
Drilling management services	10.9	6.5	68%	20.7	11.8	75%
Oil and gas	10.2	2.9	252%	16.4	5.5	198%
Gain on sale of assets	1.1	—	100%	1.1	2.7	(59)%
Impairment loss	—	—	—%	—	(1.2)	(100)%
Corporate expenses	(16.1)	(14.3)	13%	(33.7)	(31.6)	7%

	$94.5	$(2.2)	N/A	$148.1	$5.8	2,453%

Operating income increased by $96.7 million from a $2.2 million loss in the second quarter of 2004 to operating income of $94.5 million in the second quarter of 2005, due primarily to higher dayrates and utilization for the drilling fleet, better turnkey operating performance, and increases in oil production. These factors were offset in part by higher depreciation expense, due in part to the addition of the GSF Constellation II cantilevered jackup to our fleet in third quarter 2004 and higher depletion expense due to increased oil production. Operating income for the second quarter of 2005 includes a $1.1 million gain related to deferred consideration earned under the sales agreement Challenger Minerals Inc, (“CMI”), one of our wholly owned subsidiaries, entered when it sold a percentage of its interest in the Broom Field, a development project in the North Sea, in the third quarter of 2004.

Operating income for the six months ended June 30, 2005, increased by $142.3 million, to $148.1 million from $5.8 million for the comparable period in 2004, due primarily to higher dayrates and utilization for the drilling fleet, better turnkey operating performance, and increases in oil production, offset by higher depreciation expense, due to the addition of the GSF Constellation II cantilevered jackup to our fleet in third quarter 2004 and higher depletion expense due to increased oil production. Included in operating income for 2004 is a gain of $2.7 million recognized on the sale of our interest in an oil and gas drilling lease offshore Mauritania, West Africa, offset in part by an impairment loss of $1.2 million recognized in the first quarter of 2004 on the sale of the platform rig Rig 82 in April 2004.

Our contract drilling backlog at June 30, 2005, totaled approximately $2.5 billion, $0.8 billion of which is expected to be realized during the remainder of 2005. Our contract drilling backlog at December 31, 2004, was $1.7 billion.

CURRENT MARKET CONDITIONS AND TRENDS

Although market conditions continue to improve in all of the world’s major offshore markets, historically the offshore drilling business has been cyclical, marked by periods of low demand,

excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles have been volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers and the highly competitive nature of the offshore drilling industry. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates or appear to be improving, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. A summary of current market conditions and trends in our areas of operations follows:

Worldwide

Our current worldwide market outlook for the remainder of 2005 is one of continuing increases in demand, the result of which should be higher utilization and dayrates for our drilling rigs with available uncontracted time.

As market conditions improve further, we expect that a number of our competitors’ jackups and mid-water depth semisubmersibles that are currently “cold-stacked” (i.e. minimally crewed with little or no scheduled maintenance being performed) will continue to reenter the market. In addition, orders for the construction of as many as 42 jackup rigs have been announced with delivery dates ranging from 2005 to 2009. Most of these units are cantilevered units capable of drilling in water depths in the 300 - 400 ft. range, and are considered to be premium units. In the ultra deepwater sector, there have been announcements of as many as eight new high-specification semisubmersible rigs, one ultra-deepwater drillship, and the upgrade of as many as three other semisubmersibles to ultra deepwater units, with delivery forecast to occur from the third quarter of 2006 through 2009. A number of the contracts for units currently under construction provide for options for the construction of additional units and we believe further new construction announcements are likely for all classes of rigs pursuant to the exercise of one or more of these options or otherwise. During prior periods of newbuild construction, the entry into service of newly constructed, upgraded and reactivated rigs created an oversupply of drilling units and a decline in utilization and dayrates, sometimes for extended periods of time as rigs were absorbed into the active fleet. We do not currently anticipate that this increase in the number of active units will have a significant adverse effect on dayrates in the near future as there are indications of increased demand for these units over the course of the next few years. Any further increase in construction of new drilling units, however, may exacerbate any adverse effect on utilization and dayrates.

Deepwater and Ultra-Deepwater Market

Dayrates for deepwater and ultra-deepwater rigs have increased significantly for new contracts made during the second quarter 2005, in some cases reaching historical highs for such units. All deepwater units in the U.S. Gulf of Mexico are fully contracted for work through 2005 and the majority of these are contracted well into 2006. These same conditions also exist in international markets. A number of new short-term and long-term projects are seeking ultra-deepwater and deepwater rigs and these requirements are likely to be met only through rig farmouts from existing contracts. If suitable rigs are not available through farmouts, the projects will need to be deferred until late 2006 or into 2007. The overall market tightness in the ultra-deepwater and deepwater fleet in the U.S. Gulf of Mexico, West Africa and Brazil, along with other drilling markets, is anticipated to result in continued increases in dayrates for the foreseeable future.

U.S. Gulf of Mexico

Utilization for the jackup fleet in the U.S. Gulf of Mexico market has remained at or near the 95% level for the second quarter 2005, with associated increases in dayrates. All marketed semisubmersibles in the U.S. Gulf of Mexico are currently fully employed and we believe this condition is likely to remain through the third quarter of 2005. The terms of contracts are also steadily lengthening for all classes of rigs. We expect continued strong demand with increasing dayrates and longer contract terms in this market through the end of 2005.

North Sea

The market for mid-water depth semisubmersibles, cantilevered heavy-duty harsh environment (“HDHE”) jackups and standard cantilevered jackups continues to improve in the North Sea. We believe the market for HDHE and standard-specification jackup rigs will remain strong for 2005 and into 2006 with dayrates for these rigs continuing to increase. Dayrates for marketed semisubmersibles have now surpassed historical highs for work commencing in mid 2006.

West Africa

Demand in each segment of the West Africa market continues to strengthen. The industry jackup fleet in this market is currently fully utilized and, as a result, dayrates have increased significantly. In addition, increasing demand for mid-water semisubmersibles in this market during the second quarter of 2005, together with the relocation of one of our competitors’ units from West Africa to the Mediterranean Sea, have resulted in significant increases in dayrates. Dayrates have reached new all time highs for ultra-deepwater and deepwater rigs in this market and demand remains extremely strong with several programs still outstanding for year 2007 and beyond. There is little to no availability within the present fleet in West Africa, and we expect continuing demand for rigs in this market to lead to several units joining the West Africa fleet over the next 18 months.

Southeast Asia

Although there has been a net increase in rigs in the Southeast Asia market in the first half of 2005, we continue to expect increasing demand to exceed the available supply of rigs for the remainder of this year, creating shortages of available rigs and possibly delaying some drilling programs. Due to increases in demand in other jackup markets, we believe it is unlikely that there will be any significant movements of rigs into this area from other markets in 2005. As a result, we expect continuing upward pressure on dayrates until the possible delivery during the period of late 2005 to 2009 of newbuild rigs currently under construction in Singapore.

Middle East & Mediterranean

We expect the jackup market in the Mediterranean to remain in balance through 2006. By early 2007, we expect the jackup fleet in the Mediterranean to increase by two additional units in order to meet demand requirements associated with future exploration and development projects. The Gulf of Suez continues to remain strong with all ten jackups in this area fully utilized. Dayrates for this sector are at all time highs. Strong market fundamentals remain intact for the Arabian Gulf due primarily to increasing demand offshore Saudi Arabia and Qatar. We anticipate the near-term supply shortages and opportunities for significant increases in dayrates in the Arabian Gulf jackup market to be offset by the delivery of newbuild rigs currently under construction in Singapore.

South America

We expect little additional jackup demand to develop in the South American market through the remainder of 2005. There appears to be additional jackup requirements, however, starting in late 2005 and into the first half of 2006.

Other

The other markets in which we operate, Canada and the Azerbaijan area of the Caspian Sea, remain stable and we expect little change through the remainder of 2005.

Labor Markets

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the skilled and other labor required for deepwater and other drilling operations, including for our turnkey drilling and drilling management services business, intensifies as the number of rigs activated or added to worldwide fleets or under construction increases. In periods of high utilization, such as the current period, we have found it more difficult to find and retain qualified individuals. We have recently experienced tightening in the relevant labor markets, and if that trend continues, the possibility exists that competition for skilled and other labor for deepwater and other operations could limit our results of operations.

CONTRACT DRILLING OPERATIONS

Data with respect to our contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2005	2004		2005	2004
Contract drilling revenues by area: (1)
U.S. Gulf of Mexico	$75.7	$65.8	15%	$145.4	$133.5	9%
North Sea	77.3	46.2	67%	129.6	85.7	51%
West Africa	89.8	50.5	78%	151.8	108.2	40%
Southeast Asia	48.2	38.3	26%	91.9	75.6	22%
Middle East	28.2	19.7	43%	52.7	40.2	31%
Mediterranean	18.3	16.3	12%	35.6	32.5	10%
South America	31.4	13.4	134%	69.8	25.9	169%
Other	34.9	24.7	41%	64.5	45.5	42%

	$403.8	$274.9	47%	$741.3	$547.1	35%

Average rig utilization by area:
U.S. Gulf of Mexico	98%	87%	13%	97%	88%	10%
North Sea	90%	65%	38%	86%	58%	48%
West Africa	99%	78%	27%	93%	84%	11%
Southeast Asia	100%	99%	1%	94%	99%	(5)%
Middle East	95%	94%	1%	95%	97%	(2)%
Mediterranean	100%	100%	—%	100%	100%	—%
South America	99%	67%	48%	100%	67%	49%
Other	75%	79%	(5)%	87%	73%	19%

Total average rig utilization:	95%	82%		93%	82%

Average revenues per day (2):	$74,900	$61,000		$71,700	$60,600

(1)	Includes revenues earned from affiliates.
(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of cost reimbursements, totaling $23.9 million and $35.6 million for the three and six months ended June 30, 2005, respectively, and $7.3 million and $16.8 million, respectively, for the three and six months ended June 30, 2004. Average revenues per day including these reimbursed expenses would have been $79,600 and $75,300 for the three and six months ended June 30, 2005, respectively, and $62,600 and $62,300, respectively, for the three and six months ended June 30, 2004. The calculation of average revenues per day for the three and six months ended June 30, 2005 and 2004, respectively, exclude all contact drilling revenues related to the management fee earned on one of the semisubmersible rigs we operate for a third party.

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

Contract drilling revenues increased $128.9 million to $403.8 million for the second quarter of 2005 as compared to $274.9 million for the 2004 second quarter. Higher utilization and dayrates for our drilling fleet accounted for approximately $56.7 million and $50.2 million, respectively, of this increase. The remainder of the increase was due to higher reimbursable and other revenues, which increased by $16.2 million and $5.8 million, respectively. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have no effect on operating income. Other revenues include rig mobilization fees and miscellaneous fees including labor, material, rental, handling and incentive bonuses.

The increase in drilling revenues was due primarily to higher utilization and dayrates for the North Sea and West Africa drilling fleet, higher dayrates for our ultra-deepwater rigs and our jackup fleet in the U.S. Gulf of Mexico, higher utilization of the GSF Galaxy II HDHE jackup offshore eastern Canada, which was idle for much of the 2004 second quarter, higher utilization of the GSF Constellation I cantilevered jackup offshore Trinidad and the GSF Adriatic XI cantilevered jackup offshore Vietnam, both of which were idle in the second quarter of 2004, and the addition to our fleet of the GSF Constellation II cantilevered jackup, which began operating under contract offshore Argentina in September 2004. These increases were offset in part by the loss of the GSF Adriatic IV cantilevered jackup offshore Egypt in the third quarter of 2004 and lower utilization of the GSF Explorer drillship which was in the shipyard during second quarter 2005 prior to commencing its contract offshore Turkey.

The mobilization of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Constellation I	Cantilevered Jackup	Southeast Asia	South America	May-04
GSF High Island IX	Cantilevered Jackup	West Africa	Middle East	Jun-04
GSF Constellation II	Cantilevered Jackup	Shipyard	South America	Jun-04
GSF Jack Ryan	Drillship	U.S. Gulf of Mexico	South America	Aug-04
GSF Arctic I	Semisubmersible	U.S. Gulf of Mexico	South America	Aug-04
GSF Adriatic XI	Cantilevered Jackup	North Sea	Southeast Asia	Oct-04
GSF Adriatic X	Cantilevered Jackup	U.S. Gulf of Mexico	Mediterranean	Nov-04
GSF Adriatic II	Cantilevered Jackup	U.S. Gulf of Mexico	West Africa	Nov-04
GSF Jack Ryan	Drillship	South America	West Africa	Mar-05
GSF Adriatic VII	Cantilevered Jackup	South America	U.S. Gulf of Mexico	Apr-05
GSF Explorer	Drillship	U.S. Gulf of Mexico	Other (Black Sea)	May-05

Contract drilling operating expenses before intersegment eliminations reflect the increases in utilization noted above, increasing by $37.9 million to $250.8 million in the second quarter of 2005 from $212.9 million in the 2004 second quarter. The increase was due primarily to higher reimbursable expenses, repairs and maintenance expenses, and labor expenses, offset in part by lower mobilization expenses. Repairs and maintenance expense for the second quarter 2005 includes approximately $6.0 million related to the reactivation of the GSF Arctic II semisubmersible which has been cold-stacked in the North Sea.

Contract drilling depreciation expense for the second quarter of 2005 increased by $4.2 million from the prior year second quarter due primarily to the GSF Constellation II cantilevered jackup, which was placed in service during the third quarter 2004, and to upgrades on several other rigs in our fleet during 2004.

As a result of the increases in dayrates and utilization discussed above, contract drilling operating income and operating margin excluding intersegment revenues increased to $88.4 million and 21.9% for the second quarter of 2005 compared to operating income and operating margin of $2.7 million and 1.0%, respectively, for the second quarter of 2004.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

Contract drilling revenues increased by $194.2 million to $741.3 million for the six months ended June 30, 2005, compared to $547.1 million for the six months ended June 30, 2004. Higher utilization and dayrates for our drilling fleet accounted for $84.3 million and $84.0 million, respectively, of this increase and higher reimbursable and other revenues accounted for $18.9 million and $7.0 million, respectively, of the remainder.

The increase in drilling revenues was due primarily to higher utilization and dayrates for the North Sea and West Africa drilling fleet, higher dayrates for our ultra-deepwater rigs and our jackup fleet in the U.S. Gulf of Mexico, higher utilization of the GSF Galaxy II HDHE jackup offshore eastern Canada and the GSF Adriatic XI cantilevered jackup offshore Vietnam, both of which remained idle for much of the first half of 2004 before resuming operations in late May 2004, higher utilization of the GSF Constellation I cantilevered jackup offshore Trinidad, which was idle for all of first half of 2004, and the addition to our fleet of the GSF Constellation II cantilevered jackup, which began operating under contract offshore Argentina in September 2004. These increases were offset in part by the loss of the GSF Adriatic IV cantilevered jackup offshore Egypt in the third quarter of 2004, lower utilization of the GSF Explorer drillship which was in the shipyard during second quarter of 2005, and the mobilization of the GSF Adriatic VII cantilevered jackup from Trinidad to the U.S. Gulf of Mexico during the second quarter of 2005.

Contract drilling operating expenses before intersegment eliminations for the first half of 2005 increased by $63.1 million to $470.1 million for the six months ended June 30, 2005, from $407.0 million in the comparable prior year period. The increase was primarily due to higher repairs and maintenance expenses, reimbursable expenses, and labor expenses, offset in part by lower mobilization expenses. Repairs and maintenance expense for 2005 includes approximately $7.1 million related to the reactivation of the GSF Arctic II semisubmersible which has been cold-stacked in the North Sea.

Contract drilling depreciation expense increased by $6.1 million for the first six months of 2005 from the same period in 2004 due primarily to the addition of the GSF Constellation II cantilevered jackup, which was placed in service during the third quarter 2004, and to upgrades on several other rigs in our fleet during 2004.

Contract drilling operating income and margin excluding intersegment revenues increased to $143.6 million and 19.5%, respectively, for the first half of 2005 from $18.6 million and 3.4%, respectively, for the comparable period of 2004, due primarily to higher rig utilization and dayrates as discussed above.

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

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

Drilling management services revenues increased by $54.8 million to $160.2 million in the second quarter of 2005 from $105.4 million in the 2004 second quarter. This increase consisted of $36.7 million attributable to an increase in turnkey projects completed, a $12.7 million increase in reimbursable revenues, $2.9 million in daywork and other revenues, and an increase of $2.5 million attributable to an increase in average revenues per turnkey project. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have no effect on operating income. We completed 31 turnkey projects in the second quarter of 2005 (24 wells drilled and 7 well completions) as compared to 22 turnkey projects in the second quarter of 2004 (17 wells drilled and 5 well completions).

Drilling management services operating income increased by $4.4 million to $10.9 million in the second quarter of 2005 from $6.5 million in the second quarter of 2004 and operating profit margin excluding intersegment revenues increased to 7.0% in the second quarter of 2005 from 6.4% in the comparable 2004 quarter, due primarily to improved operating performance on our turnkey projects in 2005. Second quarter 2005 results include a $1.7 million loss on a turnkey project that was in progress at the end of the quarter. We incurred losses totaling approximately $2.2 million on three of our 22 projects completed during the second quarter of 2004.

Subsequent to June 30, 2005, we encountered unforeseen difficulties on an additional turnkey project underway at June 30, 2005. This well is still in progress and we estimate this project will result in an estimated third quarter 2005 pretax loss of approximately $0.7 million.

Results for the second quarters of 2005 and 2004 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $4.1 million and $4.3 million for the three months ended June 30, 2005 and 2004, respectively. The effect of these revisions, however, was generally offset by the deferral of turnkey drilling profit totaling $3.1 million and $4.6 million for the three months ended June 30, 2005 and 2004, respectively, related to wells in which CMI was either the operator or held a working interest. This turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in drilling management services operating results for the three months ended June 30, 2005 totaled approximately $36.6 million. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in drilling management services operating results for the three months ended June 30, 2004 totaled approximately $27.2 million.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

Drilling management services revenues increased by $91.9 million to $304.5 million for the six months ended June 30, 2005, from $212.6 million for the same period in 2004. This increase in revenues consisted of a $50.1 million increase in revenues attributable to higher average revenues per turnkey project, $33.8 million attributable to an increase in the number of turnkey projects completed, and a $10.7 million increase in daywork and other revenues, partly offset by a $2.7 million decrease in reimbursable revenues. We completed 57 turnkey projects in the first half of 2005 (47 wells drilled and 10 well completions) as compared to 49 turnkey projects in the comparable period of 2004 (36 wells drilled and 13 well completions).

Drilling management services operating income and margin excluding intersegment revenues increased to $20.7 million and 6.9%, respectively, for the six months ended June 30, 2005, from $11.8 million and 5.7%, respectively, in the same period in 2004, due primarily to improved operating performance on our turnkey projects in 2005. Our 2005 results include a $1.7 million loss on a turnkey project that was in progress at June 30, 2005, along with a $0.4 million loss incurred in the first quarter 2005, mostly related to a completion project in the North Sea. We incurred losses totaling approximately $2.2 million on three of our 49 projects completed during the six months ended June 30, 2004, along with a loss of $0.9 million incurred in connection with our project management operations during the first quarter of 2004.

Results for the first half of 2005 and 2004 were also favorably affected by downward revisions to cost estimates of wells completed in prior periods totaling $2.7 million and $3.9 million, respectively, which were more than offset by the deferral of turnkey drilling profit totaling $3.8 million and $6.9 million, respectively, related to wells in which CMI was either the operator or held a working interest.

OIL AND GAS OPERATIONS

We acquire interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

Oil and gas revenues increased by $9.4 million to $15.0 million for the three months ended June 30, 2005 from $5.6 million for the three months ended June 30, 2004. Higher oil production and prices, along with increased gas prices accounted for $9.9 million, $0.4 million, and $0.6 million, respectively, of this increase, offset in part by a decrease of $1.5 million due to lower gas volumes produced.

Operating income from our oil and gas operations increased by $7.3 million to $10.2 million in 2005 compared to $2.9 million in 2004, due primarily to the increases in revenues discussed above, offset in part by increases in lease operating expense as a result of the increases in oil production.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

Oil and gas revenues increased by $16.7 million to $27.1 million for the six months ended June 30, 2005 from $10.4 million for the six months ended June 30, 2004. Higher oil production and prices, along with increased gas prices accounted for $16.9 million, $0.7 million, and $0.8 million, respectively, of this increase, offset in part by a decrease of $1.7 million due to lower gas volumes produced.

Operating income from our oil and gas operations increased by $10.9 million to $16.4 million in 2005 compared to $5.5 million in 2004, due primarily to the increases in revenues discussed above, offset in part by increases in lease operating expense as a result of the increases in oil production.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $14.3 million and $30.2 million, respectively, for the three and six months ended June 30, 2005, compared to $12.9 million and $28.8 million, respectively for the same periods in 2004, due primarily to costs associated with the support of our new enterprise resource management software system, which was placed into service on January 1, 2005, along with costs incurred in connection with the implementation of this system in our foreign offices.

OTHER INCOME AND EXPENSE

Interest expense decreased to $11.9 million and $24.2 million, respectively, for the three and six months ended June 30, 2005, compared to $16.6 million and $33.1 million, respectively for the same periods in 2004, due primarily to the retirement of our 7 1/8% Notes due 2007 in the second quarter of 2004.

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

We capitalized $11.7 million and $21.8 million, respectively, of interest costs for the three and six months ended June 30, 2005, compared to $11.7 million and $21.6 million, respectively, for the same periods in 2004 in connection with the construction of the GSF Constellation II cantilevered jackup, which began operations in the third quarter 2004, and the GSF Development Driller I semisubmersible, and GSF Development Driller II semisubmersible, which are currently expected to begin operations in October 2005 and September 2005, respectively.

Interest income increased to $5.6 million and $10.8 million for the three and six months ended June 30, 2005, respectively, from $2.7 million and $5.7 million for the comparable 2004 periods, due primarily to higher interest rates earned in 2005 on our average cash, cash equivalents and marketable securities balances.

Other expense of $0.9 million for the three months ended June 30, 2005 consists primarily of costs incurred to settle a Canadian tax audit for the years 1998 - 2001, which fully offset the first quarter 2005 realized gain on marketable securities related to our nonqualified pension plans. Other expenses for the six months ended June 30, 2004 includes a loss of $3.8 million on a commodity derivative entered into in the first quarter of 2004, offset in part by realized gains on the sale of marketable securities related to one of our retirement plans.

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

Our effective income tax rate for financial reporting purposes was 14.04% and 13.54% for the three months and six months ended June 30, 2005 respectively. Our second quarter effective income tax rate before the recognition of discrete items was decreased by the release of some of our U.S. valuation previously recorded allowance against U.S. Net Operating Loss carryforwards, and lower statutory tax rates coupled with changes in operating structures in certain foreign jurisdictions enacted or approved during the second quarter of 2005.

We recorded a net income tax benefit of $9.7 million and $11.3 million for the three and six months ended June 30, 2004, respectively, due to the recognition of various discrete tax items, including an $11.4 million deferred tax benefit in the second quarter of 2004 from the make whole premium paid as a result of the retirement of the 7 1/8% Notes due 2007.

We currently anticipate that, before discrete items, our effective tax rate for financial reporting purposes will be in the range of 14% to 16% for 2005.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. As of June 30, 2005, we had $559.5 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $808.6 million in cash, cash equivalents and marketable securities at December 31, 2004, all of which were unrestricted. Cash generated from operating activities totaled $206.3 million and $113.3 million for the six months ended June 30, 2005 and 2004, respectively.

In September 2003, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”) under which we could offer to sell from time to time any combination of the following securities: (i) unsecured debt securities consisting of notes, debentures or other evidences of indebtedness, (ii) ordinary shares, par value $0.01 per share, (iii) preference shares, (iv) depositary shares, (v) warrants and (vi) securities purchase contracts and units. In April 2005, we issued 23,500,000 ordinary shares at a price, net of the underwriting discount, of $34.02 per ordinary share, in an offering under that shelf registration statement. We immediately used the net proceeds from the offering totaling approximately $799.5 million to repurchase an equal number of our ordinary shares from a subsidiary of Kuwait Petroleum Corporation at a price per share equal to the net proceeds per share we received in the offering. In connection with this transaction we incurred $0.7 million of costs associated with the filing, which were recorded as a reduction of additional paid in capital. There was no change in the number of our outstanding shares as a result of the transactions as the shares repurchased from Kuwait Petroleum Corporation were immediately cancelled. On August 4, 2005, we filed a new universal shelf registration statement on Form S-3 with the SEC, which has not yet been declared effective by the SEC. The new shelf registration statement registers the issuance from time to time of the same types of securities as the September 2003 shelf registration statement, for an aggregate initial public offering price not to exceed $1.0 billion, which includes the remaining capacity of the prior shelf registration statement. Upon effectiveness of the registration statement, we will be permitted to periodically offer one or more of the securities registered thereby.

INVESTING AND FINANCING ACTIVITIES

During the first quarter of 2005, we took delivery of our two ultra-deepwater semisubmersibles ordered from PPL Shipyard PTE, Ltd. of Singapore (“PPL”), the GSF Development Driller I and the GSF Development Driller II. Construction costs for the GSF Development Driller I are expected to total approximately $309 million, excluding an estimated $95 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $24 million related to the thruster defect discussed below, and $60 million of capitalized interest. Construction costs for the GSF Development Driller II are expected to total approximately $310 million, excluding an estimated $75 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $21 million related to the thruster defect discussed below, and $44 million of capitalized interest.

We recently discovered a defect in the thruster nozzles on the GSF Development Driller I and the GSF Development Driller II, which caused damage to the nozzles. Based on our preliminary assessment, we expect the correction of this defect could delay the start of the initial drilling contracts for the GSF Development Driller II until September 2005 and the GSF Development Driller I until October 2005, which will have an adverse impact on our results of operations. The delay could be longer if the magnitude of the defect is greater than that expected based on our preliminary assessment or if the remediation is delayed. As noted above, we currently expect that the cost of corrections to the equipment, exclusive of continued capitalized interest, will be approximately $45 million and will be added to the capitalized costs of the rigs to the extent not recovered from the manufacturer or insurance underwriters.

We expect to fund all remaining construction and startup costs of these rigs from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

BP America Production Company (“BP”) has awarded a three-year contract to the GSF Development Driller II for its Atlantis project in the U.S. Gulf of Mexico. The estimated 20-well project has a total contract value of approximately $200 million, and is expected to commence in September 2005, following correction of the thruster defect. BHP Billiton Petroleum (Americas) Inc. has awarded a two-year contract to the GSF Development Driller I for its project in the U.S. Gulf of Mexico. The multi-well exploration and development program is expected to commence in October 2005, following correction of the thruster defect, and has a total contract value of $157 million.

On June 23, 2005, we repurchased $599.2 million principal amount at maturity of the outstanding $600 million principal amount at maturity of Global Marine Inc.’s Zero Coupon Convertible Debentures due June 23, 2020, for a total purchase price of $356.1 million, representing $299.8 million in principal payment and $56.3 million in imputed interest. Global Marine accepted all surrendered debentures for repurchase at a purchase price of $594.25 per $1,000 of principal amount at maturity. We funded the repurchase price from our existing cash, cash equivalents and marketable securities balances. Upon completion of this purchase, debentures totaling $800,000 of principal amount at maturity ($0.5 million at June 30, 2005) remain outstanding.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 11.3% at June 30, 2005, compared to 17.5% at December 31, 2004. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.8 million at both June 30, 2005 and December 31, 2004.

FUTURE CASH REQUIREMENTS

At June 30, 2005, we had total long-term debt and capital lease obligations, including the current portion of our long-term debt and capital lease obligations, of $592.8 million and shareholders’ equity of $4,663.2 million. Long-term debt, including current maturities, consisted of $297.1 million (net of discount) 7% Notes due 2028; $261.0 (net of discount) 5% Notes due 2013; $0.5 million (net of discount) Zero Coupon Convertible Debentures due 2020; and capitalized lease obligations, including the current portion, totaling $34.2 million. We were in compliance with our debt covenants at June 30, 2005.

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

During the third quarter of 2005, we expect to redeem all remaining Zero Coupon Convertible Debentures at a redemption price equal to $594.25 plus an additional amount reflecting the original 3.5% issue discount accrued from June 23, 2005 to the date of redemption. We will fund the redemption price from our existing cash, cash equivalents and marketable securities balances. Accordingly, we have classified these debentures as current maturities as of June 30, 2005

Total capital expenditures for 2005 are currently estimated to be approximately $307 million, including $84.7 million in startup costs, correction of the thruster defect, as discussed above, customer-required modifications, capital spares and mobilization costs for the GSF Development Driller I, $96.2 million in startup costs, correction of the thruster defect, as discussed above, customer-required modifications, capital spares and mobilization costs for the GSF Development Driller II, $38.1 million for major upgrades to the marine fleet, $30.1 million for other purchases and replacements of capital equipment, $32.0 million for capitalized interest, $13.2 million (net of intersegment eliminations) for oil and gas operations and $12.7 million for other capital expenditures.

During the first quarter of 2005, we began a program to reactivate the semisubmersible GSF Arctic II, which has been cold-stacked in Invergordon, Scotland since May 2003. We expect to spend approximately $19.6 million to reactivate this rig, approximately $3.3 million of which is included in the $38.1 million for major upgrades to our rig fleet discussed above. We currently expect this reactivation program to be completed in the third quarter of 2005.

In August 2002, our Board of Directors authorized us to repurchase up to $150 million of our ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the six months ended June 30, 2005. At June 30, 2005, $98.6 million of this authorized amount remained available for future purchases.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, which allowed companies to compute compensation cost for each employee stock option granted as the amount by which the quoted market price of the common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. We currently account for our stock option and stock-based compensation plans using the intrinsic-value method under APB Opinion No. 25. The FASB has now deferred the effective date of SFAS123R to the beginning of the first annual period that begins after June 15, 2005. For a discussion of the pro forma effect on our earnings had compensation cost for our stock-based compensation plans been recognized based on fair values as of the dates of grant for the three and six months ended June 30, 2005 and 2004, see “Stock-Based Compensation” in Note 1 of Notes to the Condensed Consolidated Financial Statements.

RISK FACTORS

There are many risk factors inherent in our business and in the oil and gas industry as a whole, many of which are beyond our control. For a discussion of these risk factors, see “Risk Factors” under Items 1 and 2 in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than our repurchase of substantially all of the Zero Coupon Convertible Debentures, there have been no material changes in circumstances affecting our exposure to commodity price, interest rate, fair value of our investments, foreign currency or credit risks since December 31, 2004. For a discussion of our exposure to these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

FAIR VALUE RISK

Long-term debt. Our long-term debt is subject to fair value risk due to changes in market interest rates.

The estimated fair value of our $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $343.0 million at June 30, 2005, compared to the carrying amount of $297.1 million. The estimated fair value of our $250 million principal amount 5% Notes due 2013, based on quoted market prices, was $252.5 million at June 30, 2005, compared to the carrying amount of $261.0 million. The carrying value of our 5% Notes due 2013 includes a mark-to-market adjustment of $11.5 million at June 30, 2005, related to fixed-for-floating interest rate swaps discussed below.

We have engaged third-party consultants to assess the impact of changes in interest rates on the fair values of our long-term debt based on a hypothetical ten-percent increase in market interest rates. Market interest rate volatility are dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent change.

Based upon these sensitivity analyses, if prevailing market interest rates had been ten percent higher at June 30, 2005, and all other factors affecting our debt remained the same, the fair value of our 7% Notes due 2028, as determined on a present-value basis using prevailing market interest rates, would have decreased by $14.4 million or 4.2% and the fair value of the 5% Notes due 2013 would have decreased by $3.7 million or 1.5%.

We manage our fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed-upon notional amount.

In connection with the sensitivity analyses performed relative to the fair values of our long-term debt discussed above, similar analyses were performed to assess the impact of market interest rate movements on the fair values of the fixed-for-floating swaps related to the 5% Notes. Based upon these analyses, if prevailing market interest rates had been ten percent higher at June 30, 2005, and all other factors affecting these swaps had remained the same, the aggregate fair value of the fixed-for-floating interest rate swaps, as determined on a present-value basis using prevailing market interest rates, would have decreased by $5.2 million or 42.3%.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

During the second quarter of 2005, management commenced replacement of its general ledger and consolidation software with SAP financial software in certain of the Company’s foreign offices. This conversion to SAP involves significant changes to internal processes and control procedures over financial reporting. Other than this software change, there have been no changes in our internal control over financial reporting that occurred during the second quarter 2005 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. The subsidiary has been named as a defendant in approximately 4,640 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. Approximately $31 million has been expended to resolve claims with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Insurers have funded the balance of the settlement costs and all legal costs associated therewith. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have any material impact on our consolidated financial position, results of operations or cash flows.

The same subsidiary has been a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arises out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by the Company’s subsidiary. Union has alleged that the subsidiary is required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. On March 24, 2005, Union filed a motion requesting permission from the Court to add GlobalSantaFe Corporation as a defendant in the pending litigation. Union intends to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and seeks to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. We believe that the allegations of the lawsuit are without merit and intend to vigorously defend against the lawsuit, but cannot provide any assurance as to its ultimate outcome.

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of whom are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies sixty-five wells drilled on the property in question beginning in 1939, and alleges that our subsidiary was the operator or non-operating partner in thirteen of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra hazardous activity, and for the violation of various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. We do not have sufficient information at this time to form an opinion as to the merits of the lawsuit or its potential liability, if any, but intend to vigorously defend against the lawsuit.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

ISSUER REPURCHASES OF ORDINARY SHARES

The following table details our repurchases of ordinary shares for the three months ended June 30, 2005:

Period	Total Number of Shares Purchased		Average Price Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2005	23,500,000	(1)	$34.02	(1)	—	$98.6 million	(2)
May 1 - 31, 2005	—		—		—	$98.6 million	(2)
June 1-30, 2005	—		—		—	$98.6 million	(2)
Total	23,500,000		$34.02		—

(1)	We purchased 23,500,000 of our shares from a subsidiary of Kuwait Petroleum Corporation on April 20, 2005, pursuant to a privately negotiated stock purchase transaction. We purchased these shares with the net proceeds to us from a concurrent public offering of an equivalent number of shares. All 23,500,000 shares were purchased at a price of $34.02 per share, which was the same as the net price received by us in the public offering.
(2)	As we announced on August 6, 2002, our Board of Directors authorized us to repurchase up to $150 million of our ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the quarter ended June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual general meeting of shareholders was held on June 7, 2005. At the meeting, four Class II directors were elected, a proposal to amend the GlobalSantaFe 2003 Long-Term Incentive Plan was approved, and the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2005 was ratified, each by a vote of holders of our Ordinary Shares, par value of US $.01 per share, as outlined in our proxy statement relating to the meeting. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (c) all of such nominees were elected. The following numbers of votes were cast as to the Class II director nominees: Richard L. George, 223,513,604 votes for and 761,107 votes withheld; Robert E. Rose, 223,106,247 votes for and 1,168,464 votes withheld; Stephen J. Solarz, 222,369,759 votes for and 1,904,952 votes withheld; and Nadar H. Sultan, 178,932,565 votes for and 45,342,146 votes withheld. With respect to the amendment to the GlobalSantaFe 2003 Long-Term Incentive Plan to reduce the number of shares authorized for issuance under the plan and increase the number of shares available for full-value stock awards, 195,937,592 votes were cast in favor of approval, 4,483,999 votes were cast against approval, and there were 303,093 abstentions. With respect to the ratification of PricewaterhouseCoopers LLP as our independent auditors for 2005, 224,027,100 votes were cast in favor of ratification, 146,394 votes were cast against ratification, and there were 101,217 abstentions.

Item 5. Other Information

During the second quarter of 2005, the following individuals each adopted a written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provided for the exercise of specified employee stock options granted to the individual by the company and the sale of the underlying shares of the company stock in “cashless” exercise transactions at specified per share market price targets: W. Matt Ralls, Executive Vice President, Operations; Michael R. Dawson, Senior Vice President and Chief Financial Officer; and Anil B. Shah, Vice President and Treasurer.

Also during the second quarter, Robert E. Rose, Chairman of the Board and a director, adopted a written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provided for the sale of shares of company stock owned by the Rose Foundation at a specified per share market price target.

Item 6. Exhibits

10.1	Form of Underwriting Agreement for Ordinary Shares (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.2	Terms Agreement dated April 14, 2005 between the Company and Goldman Sachs & Co., as representative of the underwriters named therein (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.3	Share Purchase Agreement dated April 14, 2005, between the Company, Kuwait Petroleum Corporation and SFIC Holdings (Cayman), Inc. (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.4	GlobalSantaFe 2003 Long-Term Incentive Plan (as Amended and Restated Effective June 7, 2005).

10.5	Form Severance Agreement with Executive Officers (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 26, 2005).

10.6	Change in Executive Officer Compensation (incorporated herein by this reference to the description set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2005).

12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

15.1	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION
(Registrant)

Dated: August 5, 2005	/s/ Michael R. Dawson
Michael R. Dawson
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
Officer of the Registrant)