Form 10-Q
period 2005-09-30
GLOBALSANTAFE CORP
filed 2005-11-04
CIK 1038914

As filed with the Securities and Exchange Commission on November 4, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of October 31, 2005, was 243,211,653.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

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

Our forward-looking statements include statements about the following subjects:

•	our estimates of the damage to certain of our rigs as a result of hurricanes Katrina and Rita, and our belief that we will be able to recover the costs to remediate the damage from underwriters;

•	our expectation that we will fund the costs we incur associated with remediating the rigs damaged by Hurricane Katrina and Hurricane Rita, to the extent they are not recovered from the insurance underwriters, from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our expectation that the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event and that hull and machinery damage should not be subject to any separate deductible;

•	our expectations regarding the dates of reactivation of normal operations of certain of our rigs damaged as a result of hurricanes Katrina and Rita;

•	our estimate of the total after tax negative impact on our net income in the third quarter as a result of damage inflicted by Hurricane Katrina and Hurricane Rita and the expected negative impact to our fourth quarter 2005 after tax contract drilling operating results from the damage to our rigs as a result of the storms;

•	our belief that we may experience instability in the world’s insurance market as a result of the catastrophic damage to the oil and gas industry infrastructure in the Gulf of Mexico brought about by hurricanes Katrina and Rita, and resulting insurance claims;

•	our expectation that, if required, any additional payments made under certain fully defeased financing leases would not be material to our financial position or results of operations in any given year;

•	our expectations regarding realization of contract drilling backlog during the remainder of 2005;

•	our expectations regarding commencement and value of certain contracts;

•	our anticipated estimated effective tax rate for financial reporting purposes for 2005;

•	the expected completion date of the sale of the Glomar Robert F. Bauer and the expected gain in the fourth quarter of 2005;

•	our estimate of the length of time the GSF High Island II will be out of service;

•	our estimation of the capitalized cost, capital spares, startup expenses, customer-required modifications, mobilization costs, and capitalized interest for our two new semisubmersibles, the GSF Development Driller I and GSF Development Driller II;

•	our estimation of the expected delay in commencement of initial operations of our two new semisubmersibles due to thruster defects, estimated costs to remediate the defects, expectation regarding who will bear those costs and expectation that the delay will have an adverse impact on our results of operations;

•	our expectation that we will fund all remaining construction and startup costs of our two new semisubmersibles from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions;

•	expectations regarding pension plan funding obligations;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work, contract terms and dayrates in those markets;

•	our expectations regarding equipment supply and demand in various geographic markets;

•	our expectations regarding the impact of the entry into service of new rigs under construction, and rigs being upgraded or reactivated;

•	our expectation that further new rig construction announcements are likely;

•	estimated costs for drilling management services;

•	our estimated capital expenditures in 2005;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment with existing cash and cash equivalents, and future cash flow from operations;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures, lease obligations, construction and development commitments and debt service from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our intention to adopt the modified prospective application prescribed under SFAS123R, and our anticipation that the effect of the adoption will not be materially different from the discussion of the pro forma effects included in Note 1 to the Condensed Consolidated Financial Statements;

•	our possible election to change our insurance coverage and our belief that such changes in coverage could effectively increase the amount of risk against which we are not insured;

•	our ability to maintain adequate insurance at rates we consider reasonable and our ability to obtain insurance against certain risks;

•	our beliefs regarding the outcome, impact on our financial position, results of operations and cash flows, and availability of insurance in respect of pending litigation, and any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on available industry, financial and economic data and our operating and financing plans as of that date. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from what we expect.

Factors that could cause or contribute to such differences include, but are not limited to (a) general economic and business conditions; (b) the cyclical nature of the drilling business; (c) oil and natural gas price fluctuations and related market expectations; (d) the political environment of oil-producing regions; (e) our ability to hire and retain qualified personnel; (f) additional new rig construction; (g) delays, due to adverse weather conditions or other complications, in the remediation of thruster defects on our two new semisubmersibles; (h) the ultimate insurance recoveries for damages caused by Hurricane Katrina and Hurricane Rita; (i) the discoveries of additional damage to the rigs impacted by Hurricane Katrina and Hurricane Rita and (j) such other risk factors as may be discussed herein, in the “Risk Factors” section under Items 1 and 2 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004, and subsequent reports filed with the U.S. Securities and Exchange Commission.

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

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and its subsidiaries (the Company) as of September 30, 2005, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31,2004; and in our report dated March 2, 2005 we expressed an unqualified opinion thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

November 3, 2005

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

($ in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Contract drilling	$434.9	$306.3	1,173.2	$850.2
Drilling management services	150.1	149.6	448.1	357.4
Oil and gas	11.6	7.4	38.7	17.8

Total revenues	596.6	463.3	1,660.0	1,225.4

Expenses and other operating items:
Contract drilling	235.3	202.4	701.3	605.1
Drilling management services	145.8	156.5	423.1	352.5
Oil and gas	5.0	1.7	11.5	4.8
Depreciation, depletion and amortization	68.7	63.3	205.1	190.5
Involuntary conversion of long-lived assets and related recoveries, net	10.0	(24.0)	10.0	(24.0)
Gain on sale of assets	(3.4)	(25.6)	(4.5)	(28.3)
Impairment loss on long-lived assets	—	—	—	1.2
General and administrative	17.1	13.6	47.3	42.4

Total expenses and other operating items	478.5	387.9	1,393.8	1,144.2

Operating income	118.1	75.4	266.2	81.2

Other income (expense):
Interest expense	(8.2)	(11.2)	(32.4)	(44.3)
Interest capitalized	8.1	10.3	29.9	31.9
Interest income	4.4	2.8	15.2	8.5
Loss on early retirement of long-term debt	—	—	—	(32.4)
Other	3.5	1.6	3.5	0.8

Total other income (expense)	7.8	3.5	16.2	(35.5)

Income before income taxes	125.9	78.9	282.4	45.7

Income tax provision (benefit):
Current tax provision	23.6	10.7	36.8	13.9
Deferred tax provision (benefit)	(5.3)	7.4	2.7	(7.1)

Total income tax provision	18.3	18.1	39.5	6.8

Income from continuing operations	107.6	60.8	242.9	38.9
Income (loss) from discontinued operations, net of tax effect	—	(2.2)	—	112.4

Net income	107.6	58.6	242.9	151.3
Other comprehensive income (loss)	(1.6)	0.5	(2.6)	0.1

Total comprehensive income	$106.0	$59.1	$240.3	$151.4

Earnings (loss) per ordinary share (Basic):
Income from continuing operations	$0.44	$0.26	$1.01	$0.17
Income (loss) from discontinued operations	—	(0.01)	—	0.48

Net income	$0.44	$0.25	$1.01	$0.65

Earnings (loss) per ordinary share (Diluted):
Income from continuing operations	$0.44	$0.26	$0.99	$0.16
Income (loss) from discontinued operations	—	(0.01)	—	0.48

Net income	$0.44	$0.25	$0.99	$0.64

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions)

	September 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$419.2	$606.7
Marketable securities	251.6	201.9
Accounts receivable, net of allowances	436.9	355.5
Accounts receivable from insurers	119.2	5.3
Costs incurred on turnkey drilling projects in progress	11.7	18.5
Prepaid expenses	48.3	31.7
Other current assets	13.4	5.0

Total current assets	1,300.3	1,224.6

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,578.0 at September 30, 2005, and $1,381.9 at December 31, 2004	4,216.3	4,307.0
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $23.8 at September 30, 2005, and $17.7 at December 31, 2004	22.3	22.9

Net properties	4,238.6	4,329.9

Goodwill	339.3	338.1
Deferred income taxes	39.0	32.8
Other assets	63.6	72.8

Total assets	$5,980.8	$5,998.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

($ in millions)

	September 30, 2005	December 31, 2004
Current liabilities:
Accounts payable	$188.2	$210.8
Current maturities of long-term debt	—	350.7
Accrued compensation and related employee costs	75.5	76.2
Accrued income taxes	7.8	27.1
Accrued interest	8.5	6.4
Deferred revenue	27.1	23.5
Other accrued liabilities	101.3	78.3

Total current liabilities	408.4	773.0

Long-term debt	552.7	554.4
Capital lease obligations	23.1	31.6
Deferred income taxes	43.3	39.0
Other long-term liabilities	145.4	133.8
Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600,000,000 shares authorized, 243,131,531 shares and 235,957,481 shares issued and outstanding at September 30, 2005, and December 31, 2004, respectively	2.4	2.4
Additional paid-in capital	3,196.0	3,004.3
Retained earnings	1,654.0	1,501.6
Accumulated other comprehensive loss	(44.5)	(41.9)

Total shareholders’ equity	4,807.9	4,466.4

Total liabilities and shareholders’ equity	$5,980.8	$5,998.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$242.9	$151.3
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	205.1	194.5
Deferred income taxes	2.7	(11.6)
Involuntary conversion of long-lived assets and related recoveries, net	10.0	(24.0)
Gain on sale of assets	(4.5)	(140.3)
Impairment loss on long-lived assets	—	1.2
Loss on early retirement of long-term debt	—	32.4
Increase in accounts receivable	(77.7)	(33.9)
Increase in prepaid expenses and other current assets	(19.1)	(24.2)
Increase in accounts payable	22.0	31.7
Decrease in accrued liabilities	(13.4)	(26.6)
Increase (decrease) in deferred revenues	2.9	(14.0)
Increase (decrease) in other long-term liabilities	10.2	(26.0)
Payment of imputed interest on the Zero Coupon Bond Debentures	(56.3)	—
Other, net	16.4	5.6

Net cash flow provided by operating activities	341.2	116.1

Cash flows from investing activities:
Capital expenditures	(291.1)	(329.5)
Proceeds from sale of land drilling fleet assets	—	316.5
Proceeds from involuntary conversion of long-lived asset	—	31.2
Proceeds from disposals of properties and equipment	3.5	40.2
Purchases of held-to-maturity marketable securities	—	(169.2)
Proceeds from maturities of held-to-maturity marketable securities	—	254.0
Purchases of available-for-sale marketable securities	(521.6)	(124.9)
Proceeds from the sale of available-for-sale marketable securities	478.3	105.0

Net cash flow (used in) provided by investing activities	(330.9)	123.3

Cash flows from financing activities:
Dividend payments	(71.7)	(35.1)
Payments on long-term debt	(300.3)	(331.7)
Payments on capitalized lease obligations	(9.9)	(9.7)
Proceeds from issuance of ordinary shares	983.6	29.9
Ordinary shares repurchased and retired	(799.5)	—
Other	—	1.3

Net cash flow used in financing activities	(197.8)	(345.3)

Decrease in cash and cash equivalents	(187.5)	(105.9)
Cash and cash equivalents at beginning of period	606.7	711.8

Cash and cash equivalents at end of period	$419.2	$605.9

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

($ in millions)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Par Value
Balance at December 31, 2004	235,957,481	2.4	3,004.3	1,501.6	(41.9)	4,466.4
Net income	—	—	—	242.9	—	242.9
Minimum pension liability adjustment	—	—	—	—	1.0	1.0
Commodity Swap					(0.4)	(0.4)
Changes in unrealized gains on securities	—	—	—	—	(3.2)	(3.2)

Comprehensive income						240.3
Exercise of employee stock options	6,967,344	—	180.5	—	—	180.5
Shares issued under other benefit plans	206,706	—	7.4	—	—	7.4
Shares issued	23,500,000	0.2	798.6	—	—	798.8
Shares repurchased	(23,500,000)	(0.2)	(799.3)	—	—	(799.5)
Dividends declared	—	—	—	(90.5)	—	(90.5)
Income tax benefit from stock option exercises			4.4			4.4
Other	—	—	0.1	—	—	0.1

Balance at September 30, 2005	243,131,531	$2.4	$3,196.0	$1,654.0	$(44.5)	$4,807.9

See notes to condensed consolidated financial statements.

Note 1 – Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs. As of September 30, 2005, our fleet included 45 cantilevered jackup rigs, 13 semisubmersibles and three drillships. We operate two of the semisubmersible rigs for third parties under a joint venture agreement. Included in these fleet amounts are three jackup rigs and three semisubmersibles that are currently not capable of performing drilling operations due to damage arising as a result of hurricanes Katrina and Rita. The three semisubmersibles and one of the jackup rigs are currently undergoing remediations while the other two jackup rigs may be declared constructive total losses (see Note 4). We provide oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

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

Gain on Sale of Asset

In September 2004, Challenger Minerals Inc. (“CMI”), one of our wholly owned subsidiaries, completed the sale of a portion of its interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million in connection with the sale and recorded a gain of $25.1 million ($13.3 million, net of taxes) in 2004. Pursuant to the terms of the sale, if commodity prices exceeded a specified amount, we were also entitled to additional post-closing consideration equal to a portion of the proceeds from the production attributable to this interest sold through September 2005. During the second and third quarters of 2005 we recorded an additional gain associated with this deferred consideration arrangement of $1.1 million and $3.4 million, respectively. As of September 30, 2005, we have earned $4.5 million, which represents the entire deferred consideration earned under the sales agreement.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. This statement supersedes APB Opinion No. 25. SFAS123R is effective as of the beginning of the first annual period that begins after June 15, 2005. We currently intend to adopt this statement using the modified prospective application as prescribed under FAS123R. We are still analyzing the impact of this statement, but we do not anticipate the effect of adoption to be materially different from the discussion of the pro forma effects included in the table below.

Had compensation cost for our stock-based compensation plans been determined based on fair values as of the dates of grant, our income from continuing operations and earnings per ordinary share would have been reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Income from continuing operations, as reported	$107.6	$60.8	$242.9	$38.9

Add: Stock-based employee compensation expense included in reported income (loss) from continuing operations, net of related tax effects	1.3	0.2	3.0	0.5
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6.7)	(9.9)	(18.7)	(29.1)

Pro forma income from continuing operations	$102.2	$51.1	$227.2	$10.3

Basic earnings per ordinary share from continuing operations:
As reported	$0.44	$0.26	$1.01	$0.17
Pro forma	$0.42	$0.22	$0.95	$0.04

Diluted earnings per ordinary share from continuing operations:
As reported	$0.44	$0.26	$0.99	$0.16
Pro forma	$0.41	$0.22	$0.93	$0.04

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

Note 2 - Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions, except share and per share amounts)
Numerator:
Income from continuing operations	$107.6	$60.8	$242.9	$38.9
Income (loss) from discontinued operations	—	(2.2)	—	112.4

Net income	$107.6	$58.6	$242.9	$151.3

Denominator:
Ordinary shares - Basic	242,114,391	234,778,127	239,981,365	234,494,809
Add effect of employee stock options	4,745,646	2,373,017	4,186,742	2,265,247

Ordinary shares - Diluted	246,860,037	237,151,144	244,168,107	236,760,056

Earnings (loss) per ordinary share:
Basic:
Income from continuing operations	$0.44	$0.26	$1.01	$0.17
Income (loss) from discontinued operations	$—	$(0.01)	$—	$0.48

Net income	$0.44	$0.25	$1.01	$0.65

Diluted:
Income from continuing operations	$0.44	$0.26	$0.99	$0.16
Income (loss) from discontinued operations	$—	$(0.01)	$—	$0.48

Net income	$0.44	$0.25	$0.99	$0.64

The computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2005, excludes outstanding options to purchase GlobalSantaFe ordinary shares with exercise prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be “antidilutive”). Options to purchase a total of 546,865 ordinary shares and 2,443,435 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2005, respectively. Options to purchase a total of 10,087,518 ordinary shares and 10,416,397 ordinary shares were excluded from the computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2004, respectively.

Diluted earnings per ordinary share for the three and nine months ended September 30, 2004 excludes 4,875,062 potentially dilutive shares that would have become issuable upon conversion of the Zero Coupon Convertible Debentures because the inclusion of such shares would have been antidilutive. Due to the completion of the redemption of all the Zero Coupon Convertible Debentures prior to the end of the third quarter of 2005, there is no dilution impact for the 2005 periods (see Note 6).

Note 3 - Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in millions)
Revenues from external customers:
Contract drilling	$434.9	$306.3	$1,173.2	$850.2
Drilling management services	150.1	149.6	448.1	357.4
Oil and gas	11.6	7.4	38.7	17.8

Consolidated	$596.6	$463.3	$1,660.0	$1,225.4

Intersegment revenues:
Contract drilling	$7.4	$7.2	$10.4	$10.4
Drilling management services	9.3	8.1	15.8	12.9
Intersegment elimination	(16.7)	(15.3)	(26.2)	(23.3)

Consolidated	$—	$—	$—	$—

Total revenues:
Contract drilling	$442.3	$313.5	$1,183.6	$860.6
Drilling management services	$159.4	157.7	463.9	370.3
Oil and gas	11.6	7.4	38.7	17.8
Intersegment elimination	(16.7)	(15.3)	(26.2)	(23.3)

Consolidated	$596.6	$463.3	$1,660.0	$1,225.4

Segment income (loss):
Contract drilling	$134.8	$43.5	$278.4	$62.1
Drilling management services	4.3	(6.9)	25.0	4.9
Oil and gas	4.7	4.2	21.1	9.7
Involuntary conversion of long-lived assets and related recoveries, net	(10.0)	24.0	(10.0)	24.0
Gain on sale of assets	3.4	25.6	4.5	28.3
Impairment loss on long-lived asset	—	—	—	(1.2)

Total segment income	137.2	90.4	319.0	127.8
Corporate expenses	(19.1)	(15.0)	(52.8)	(46.6)

Operating income	118.1	75.4	266.2	81.2
Loss on early retirement of long-term debt	—	—	—	(32.4)
Other income (expense)	7.8	3.5	16.2	(3.1)

Income before income taxes	$125.9	$78.9	$282.4	$45.7

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is typically not known at the time a project is completed. We typically rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on revenues due upon completion of the project. These cost estimates are adjusted when final actual project costs have been determined, which may result in adjustments to previously recorded amounts. Results for the three and nine months ended September 30, 2005 and 2004 for our drilling management services segment were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $2.6 million and $2.7 million for the three and nine months ended September 30, 2005, respectively, and by $1.2 million and $2.1 million, respectively, for the three and nine months ended September 30, 2004. The effect of these revisions, however, was more than offset by the deferral of turnkey drilling profit totaling $10.8 million and $15.9 million for the three and nine months ended September 30, 2005, respectively, and by $11.1 million and $18.4 million, respectively, for the three and nine months ended September 30, 2004, related to wells in which CMI was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will generally be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2005 drilling management services operating results totaled approximately $46.1 million at September 30, 2005. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2004 drilling management services operating results totaled approximately $36.5 million at September 30, 2004.

Note 4 – Involuntary Conversion of Long-Lived Assets and Related Recoveries

Three of our semisubmersible drilling rigs in the U.S. Gulf of Mexico, the GSF Arctic I, the GSF Development Driller I and the GSF Development Driller II, sustained damage in Hurricane Katrina during August 2005 that rendered them unable to perform drilling operations. Additionally, the GSF Celtic Sea sustained damage in Hurricane Katrina but has returned to service and all remaining remediations are expected to be completed while the rig is operating. Less than a month later, Hurricane Rita caused damage to three of our cantilevered jackup rigs in the U.S. Gulf of Mexico: the GSF High Island II, the GSF High Island III and the GSF Adriatic VII. All of these rigs are covered for physical damage under the hull and machinery provision of our insurance policy, which carries a deductible of $10 million per occurrence. Hurricane Katrina and Hurricane Rita are each considered to be a separate occurrence. In addition, the GSF Arctic I, the GSF Development Driller I and the GSF Development Driller II are covered by loss of hire insurance under which we are reimbursed for 100 percent of each rig’s contracted dayrate for up to a maximum of 270 days per rig following 60 days (the “waiting period”) of lost revenue.

Our insurance policy provides that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we will bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Based on repairs completed or in progress for the GSF Arctic I, the GSF Development Driller I and the GSF Development Driller II, the amount of revenue lost to us during the waiting period will be higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance is expected to serve as the only deductible for the Hurricane Katrina event, although in the case of the GSF Development Driller I and GSF Development Driller II, the application of the 60-day waiting period provision is complicated by the fact that at the time of the hurricane both rigs were undergoing thruster remediations and accordingly we already had put our insurance underwriters on notice as to a claim under the loss of hire section of the policy (see Note 5). None of the jackup rigs damaged during Hurricane Rita were insured for loss of hire and, therefore, a single $10 million hull and machinery deductible will apply for damage to the rigs caused by Hurricane Rita.

Based on preliminary evaluations of all the damaged rigs, we have recorded an estimated $127 million involuntary conversion loss against the book value of the rigs. The majority of this loss has been offset by anticipated insurance recoveries of $117 million, which is included in “Accounts receivable from insurers” on the Condensed Consolidated Balance Sheet as of September 30, 2005. The net loss of $10.0 million represents our deductible for Hurricane Rita, as discussed above, and is recorded in “Involuntary conversion of long-lived assets and related recoveries, net” in the Condensed Consolidated Statement of Income for the three and nine months ended September 30,

2005. Capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs. While we have recorded our best estimates based on the information we currently have, further evaluations of the damage sustained by each rig or other developments could result in an adjustment to our financial results in future periods.

Upon completion of our damage assessment on the GSF High Island III and GSF Adriatic VII, it is possible that one or both of the rigs may be declared a constructive total loss. During Hurricane Rita, both rigs had their legs sheared off and their drilling capabilities destroyed, together with other damage. If either the GSF High Island III or GSF Adriatic VII is declared to be a constructive total loss, we will be entitled to receive the total insured values of the rigs of $55 million and $70 million, respectively, of which $4.4 million and $15.0 million, respectively, is already included in “Accounts receivable from insurers,” as discussed above. Taking into consideration the losses already recorded for these two rigs, they have a current book value of $1.2 million and $1.4 million, respectively, which is equal to their estimated salvage value. If either of the rigs is declared to be a constructive total loss, we will record a gain on the GSF High Island III and GSF Adriatic VII of $49.4 million and $53.6 million, respectively, which is equal to the remaining insurance proceeds not already recorded as “Accounts receivable from insurers,” less the salvage value. Title to the rig will then pass to our insurance underwriters. In the event that we determine to remediate the damage to the rigs and return them to service, we will be entitled to receive up to $38.5 million and $49 million, respectively, which includes the amounts already recorded in “Accounts receivable from insurers,” as discussed above, towards the repair costs and we will maintain ownership of the rigs. Any capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs.

The GSF High Island II shifted during Hurricane Rita causing the legs to become damaged when attempts were made to jack down the rig. Until we are able to jack the rig down, heavy weather or similar events could cause additional damage to the rig.

In August 2004, the jackup GSF Adriatic IV encountered well control problems, caught fire and sank while drilling in the Mediterranean Sea off the coast of Egypt. The rig was a total loss. We received insurance proceeds totaling $40.0 million, net of our deductible, and recorded a gain of $24.0 million in the third quarter of 2004.

Note 5 – Commitments and Contingencies

CAPITAL COMMITMENTS

During the first quarter of 2005, we took delivery of our two ultra-deepwater semisubmersibles ordered from PPL Shipyard PTE, Ltd. of Singapore (“PPL”), the GSF Development Driller I and the GSF Development Driller II. Construction costs for the GSF Development Driller I totaled approximately $309 million, excluding an estimated $95 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $30 million related to the thruster defect discussed below, and $71 million of capitalized interest. We have incurred approximately $399 million of capitalized costs related to the GSF Development Driller I, excluding capitalized interest, as of September 30, 2005. Construction costs for the GSF Development Driller II totaled approximately $309 million, excluding an estimated $75 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $28 million related to the thruster defect discussed below, and $46 million of capitalized interest. We have incurred approximately $390 million of capitalized costs related to the GSF Development Driller II, excluding capitalized interest, as of September 30, 2005. Both of these rigs sustained hurricane-related damage. We expect to recover the costs to remediate the hurricane-related damage to these rigs from our underwriters and therefore these costs are not included in the totals above.

During the second quarter of 2005 we discovered a defect and resulting damage in the thruster nozzles on the two new ultra-deepwater semisubmersibles. Both rigs were being remediated for the thruster defect and resulting damage when they sustained additional damage as a result of Hurricane Katrina. As noted above, we currently expect that the cost to remediate the thruster equipment, exclusive of continued capitalized interest, will be approximately $58 million. Any such amounts not recovered from the manufacturer or insurance underwriters for the thruster defect will be added to the capitalized cost of the rigs. We expect the cost to remediate the Hurricane Katrina damage to the two semisubmersibles to total approximately $97 million and will be added to the capitalized cost of the rig. This is equivalent to the amount of involuntary loss we recorded on both rigs, as discussed in Note 4. We will also make claims under our loss of hire insurance for the rigs for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, after the 60-day waiting period, we are entitled to reimbursement for our full dayrate for up to 270 days. Significant unresolved issues remain as to the proper application of the loss of hire waiting periods, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. As a result, we have not recorded any loss of hire recoveries as of September 30, 2005.

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

Subsequent to September 30, 2005, we provided consent to allow the sale of the Lessor of the GSF C.R. Luigs from one large foreign bank to another. In exchange for our consent, if we exercise our right to terminate between March 1, 2006 and December 31, 2006, we will receive consideration which will eliminate any sum we are obligated to pay on our termination of the lease. In addition, if we exercise our termination rights during this period, we will no longer bear the estimated $22 million in interest rate risk associated with the GSF C.R. Luigs lease, discussed below. Upon termination of the lease, we will become the owner of the rig pursuant to the lease agreement.

We continue to have interest rate risk in connection with the fully defeased financing lease for the

GSF Jack Ryan and until termination, as discussed above, GSF C.R. Luigs. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the September 30, 2005, LIBOR rate of 4.61% were to continue over the next eight years, we would be required to fund an additional estimated $43 million during that period. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

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

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. The subsidiary has been named as a defendant in approximately 4,900 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. Approximately $31 million has been expended to resolve claims with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Insurers have funded the balance of the settlement costs and all legal costs associated therewith. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have any material impact on our consolidated financial position, results of operations or cash flows.

The same subsidiary is a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arises out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by the Company’s subsidiary. Union has alleged that the subsidiary is required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. On March 24, 2005, Union filed a motion requesting permission from the Court to add GlobalSantaFe Corporation as a defendant in the pending litigation. Union intends to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and seeks to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. We believe that the allegations are without merit and intend to vigorously defend against the lawsuit, but cannot provide any assurance as to its ultimate outcome.

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of whom are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies ninety-five wells drilled on the property in question beginning in 1939, and alleges that our subsidiary was the operator or non-operating partner in thirteen of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra hazardous activity, and for the violation of various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. We do not have sufficient information at this time to form an opinion as to the merits of the lawsuit or its potential liability, if any, but intend to vigorously defend against the lawsuit.

For a further discussion of our commitments and contingencies, including legal proceedings and environmental matters, see Note 5 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 6 – Long-term Debt

On August 18, 2005, we completed the redemption of the remaining outstanding amount of Global Marine Inc.’s Zero Coupon Convertible Debentures due September 23, 2020. During the second quarter of 2005, we repurchased $599.2 million principal amount at maturity of the then outstanding $600 million principal amount of the debentures for a total purchase price of $356.1 million, representing $299.8 million in principal payment and $56.3 million in imputed interest. In the third quarter of 2005, we redeemed the remaining $800,000 principal amount at maturity, bringing the total repurchase price to $356.6 million, representing $300.3 million in principal payment and $56.3 million in imputed interest. We purchased all of the debentures for repurchase at a purchase price of $594.25 per $1,000 of principal amount, plus additional imputed interest for all securities purchased after June 23, 2005, calculated from June 23, 2005 to the date of purchase. We funded the repurchase price from our existing cash, cash equivalents and marketable securities balances.

Long-term debt at September 30, 2005, and December 31, 2004, consisted of the following (in millions):

	September 30, 2005	December 31, 2004
5% Notes due 2013, net of unamortized discount of $0.5 million and $0.5 million at September 30, 2005, and December 31, 2004, respectively (1)	$255.6	$257.4
7% Notes due 2028, net of unamortized discount of $2.9 million and $3.0 million at September 30, 2005, and December 31, 2004, respectively	297.1	297.0
Zero Coupon Convertible Debentures due 2020, net of unamortized discount of $249.3 million at December 31, 2004	—	350.7

Total long-term debt, including current maturities	552.7	905.1
Less current maturities	—	350.7

Long-term debt	$552.7	$554.4

(1)	Balances at September 30, 2005, and December 31, 2004, include mark-to-market adjustments totaling $6.1 million and $7.9 million, respectively, as part of fair-value hedge accounting related to fixed-for-floating interest rate swaps.

Note 7 – Retirement Plans

We have defined benefit pension plans in the United States and the United Kingdom covering all of our U.S. employees and a portion of our non-U.S. employees. These plans are designed and operated to be in compliance with applicable U.S. tax-qualified requirements and U.K. tax requirements for funded plans and, as such, the trust earnings are not subject to income taxes. For the most part, benefits are based on the employee’s length of service and eligible earnings. Substantially all benefits are paid from established trust funds. We are the sole contributor to the plans, with the exception of our plans in the U.K., to which employees also contribute.

The components of net periodic pension benefit cost for our pension plans for the three and nine months ended September 30, 2005 and 2004, were as follows:

	Three Months Ended September 30,
	2005		2004
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost - benefits earned during the period	$2.7	$1.9	$2.5	$3.2
Interest cost on projected benefit obligation	4.8	2.4	4.9	2.0
Expected return on plan assets	(5.4)	(2.3)	(5.1)	(2.1)
Recognized actuarial loss	2.0	1.0	2.3	0.8
Settlement loss	2.3	—	—	—
Amortization of prior service cost	1.0	—	1.2	—

Net periodic pension cost	$7.4	$3.0	$5.8	$3.9

	Nine Months Ended September 30,
	2005		2004
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost - benefits earned during the period	$8.5	$8.9	$8.2	$9.4
Interest cost on projected benefit obligation	14.9	7.4	14.8	6.0
Expected return on plan assets	(17.5)	(7.1)	(13.4)	(6.1)
Recognized actuarial loss	6.5	3.2	6.5	2.4
Settlement loss	3.3	—	—	—
Amortization of prior service cost	3.0	—	3.5	—

Net periodic pension cost	$18.7	$12.4	$19.6	$11.7

Our funding objective is to fund participants’ benefits under the plans as they accrue. The 2005 actuarial valuation determined that there were no minimum 2005 pension contribution requirements and we have therefore decided to defer any contributions until 2006. In 2004 we contributed $59.6 million to our U.S. plans.

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $2.0 million and $5.7 million for the three and nine months ended September 30, 2005, respectively, and $1.6 million and $5.0 million for the three and nine months ended September 30, 2004, respectively. We also sponsor various defined contribution plans for certain of our U. K. employees. Charges to expense for these plans totaled $0.2 million and $0.9 million for the three and nine months ended September 30, 2005, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2004, respectively

Note 8 – Derivative Financial Instruments

As part of our overall risk management strategy, we entered into an oil futures commodity swap in July 2005, to manage our exposure to oil commodity price risk related to the forecasted sale of oil production from the Broom field. This swap effectively locked in predetermined prices for the first 600 barrels of our oil production per day from July 1, 2005 to July 31, 2005 and then the first 900 barrels of our forecasted oil production per day over the term of the remaining hedging period, which ranges from August 1, 2005 through December 31, 2005. The estimated fair value of this swap was a liability of approximately $0.4 million at September 30, 2005. We have designated this instrument as a cash flow hedge, with changes in fair value reported in other comprehensive income.

We manage the fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed upon notional amount.

In May 2004, we entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $75 million, effective May 2004 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013. Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.27% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. We have designated these swaps as fair-value hedges of the 5% Notes. We had previously entered into similar interest rate swaps with an aggregate notional amount of $100 million related to our 5% Notes in 2003. As of September 30, 2005, we had fixed-for-floating interest rate swaps with a total notional amount of $175 million related to our 5% Notes. These fixed-for-floating interest rate swaps are designed to be perfectly effective hedges against changes in fair value of our 5% Notes resulting from changes in market interest rates. The total estimated aggregate fair value of these swaps at September 30, 2005, was an asset of $6.1 million.

Note 9 – Supplemental Cash Flow Information

Cash payments for capital expenditures for the nine months ended September 30, 2005, include $63.9 million that was accrued but unpaid at December 31, 2004. Cash payments for capital expenditures for the nine months ended September 30, 2004, include $16.6 million that was accrued but unpaid at December 31, 2003. Accrued but unpaid capital expenditures at September 30, 2005, totaled $19.1 million. This amount is included in Accounts Payable on the Condensed Consolidated Balance Sheet at September 30, 2005.

In connection with damage sustained by our rigs from Hurricane Katrina and Hurricane Rita (see Note 4), we have accrued a receivable of approximately $117 million, which represents amounts expected to be recovered from our insurance underwriters.

In September 2005, our Board of Directors declared a regular quarterly cash dividend for the third quarter of 2005 of $0.15 per ordinary share, payable to shareholders of record as of the close of business on September 30, 2005. This third quarter dividend in the amount of $36.5 million was paid on October 14, 2005.

Note 10 – Share Repurchase

In April 2005, we issued 23,500,000 ordinary shares at a price, net of the underwriting discount, of $34.02 per ordinary share, in an offering under a registration statement filed in September 2003. We immediately used the net proceeds from the offering totaling approximately $799.5 million to repurchase an equal number of our ordinary shares from a subsidiary of Kuwait Petroleum Corporation at a price per share equal to the net proceeds per share we received in the offering. In connection with this transaction we incurred $0.7 million of expenses, which were recorded as a reduction of additional paid in capital. There was no change in the number of our outstanding shares as a result of the transactions as the shares repurchased from Kuwait Petroleum Corporation were immediately cancelled.

Note 11 – Transactions with Affiliates

In connection with its initial public offering, Santa Fe International entered into an intercompany agreement with Kuwait Petroleum Corporation (“KPC”) and its wholly owned subsidiary, SFIC Holdings (Cayman), Inc. (“SFIC Holdings”), which was amended in connection with the November 2001 merger between Global Marine Inc. and Santa Fe International. The intercompany agreement, as amended, generally provides that as long as KPC and its affiliates own at least 7.5% of our outstanding ordinary shares, SFIC Holdings has the right to designate for election two directors. If SFIC Holdings’ interest is reduced to less than 7.5% and equal to or greater than 4%, the number of directors that SFIC Holdings may designate for election is generally reduced to one. If SFIC Holdings’ interest is reduced to less than 4%, it will not have the right to designate any directors for election to our Board.

Following the share repurchase discussed in Note 10, SFIC Holdings, a wholly owed subsidiary of KPC, currently owns 20,000,000 of our ordinary shares. This reflects a reduction in SFIC Holdings’ ownership interest to approximately 8.2% of the total shares outstanding at September 30, 2005, from approximately 18.4% at December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs. Our fleet includes 45 cantilevered jackup rigs, 13 semisubmersibles and three drillships. We operate two of the semisubmersible rigs for third parties under a joint venture agreement. Included in these fleet amounts are three jackup rigs and three semisubmersibles that are currently not capable of performing drilling operations due to damage arising as a result of hurricanes Katrina and Rita. The three semisubmersibles are currently under remediation with two of the rigs expected to start operations in the fourth quarter of 2005 and the third is expected to start operations in the second quarter of 2006. One of the jackups is still on location and is undergoing evaluations while the other two jackup rigs may be declared to be constructive total losses (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hurricane Losses and Recoveries).

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

Operating Results

SUMMARY

Data relating to our continuing operations by business segment follows (dollars in millions):

	Three Months Ended September 30,		Increase / (Decrease)	Nine Months Ended September 30,		Increase / (Decrease)
	2005	2004		2005	2004
Revenues:
Contract drilling	$442.3	$313.5	41%	$1,183.6	$860.6	38%
Drilling management services	159.4	157.7	1%	463.9	370.3	25%
Oil and gas	11.6	7.4	57%	38.7	17.8	117%
Less: Intersegment revenues	(16.7)	(15.3)	9%	(26.2)	(23.3)	12%

	$596.6	$463.3	29%	$1,660.0	$1,225.4	35%

Operating income (loss):
Contract drilling	$134.8	$43.5	210%	$278.4	$62.1	348%
Drilling management services	4.3	(6.9)	N/A	25.0	4.9	410%
Oil and gas	4.7	4.2	12%	21.1	9.7	118%
Involuntary conversion of long-lived assets and recoveries, net	(10.0)	24.0	N/A	(10.0)	24.0	N/A
Gain on sale of assets	3.4	25.6	(87)%	4.5	28.3	(84)%
Impairment loss	—	—	—%	—	(1.2)	N/A
Corporate expenses	(19.1)	(15.0)	27%	(52.8)	(46.6)	13%

	$118.1	$75.4	57%	$266.2	$81.2	228%

Operating income increased by $42.7 million to $118.1 million in the third quarter of 2005 from $75.4 million in the third quarter of 2004, due primarily to higher dayrates and utilization for the drilling fleet, better turnkey operating performance, and increases in oil production. These factors were offset in part by higher depreciation expense, due in part to the addition of the GSF Constellation II cantilevered jackup to our fleet at the end of the third quarter of 2004, higher depletion expense due to increased oil production and a net $10 million loss resulting from the rigs damaged in Hurricane Rita in September 2005. Operating income for the third quarter of 2004 includes a $24 million gain related to the involuntary conversion of the GSF Adriatic IV when it was destroyed in a fire, along with a $25.6 million gain related to the sale of a portion of a working interest in the Broom Field development project in the North Sea by Challenger Minerals Inc. (“CMI”), one of our wholly owned subsidiaries. Operating income for the third quarter of 2005 includes a $3.4 million gain related to deferred consideration earned under that sales agreement.

Operating income for the nine months ended September 30, 2005, increased by $185.0 million, to $266.2 million from $81.2 million for the comparable period in 2004, due primarily to higher dayrates and utilization for the drilling fleet, better turnkey operating performance, and increases in oil production, offset by higher depreciation expense due to the addition of the GSF Constellation II cantilevered jackup to our fleet at the end of the third quarter of 2004, higher depletion expense due to increased oil production and a net $10 million loss resulting from the rigs damaged in Hurricane Rita in September 2005. Included in operating income for 2004 is a $24 million gain related to the involuntary conversion of the GSF Adriatic IV when it was destroyed in a fire, along with a $25.6 million gain related to the sale of a portion of CMI’s working interest in Broom Field development project in the North Sea and a gain of $2.7 million recognized on the sale of our interest in an oil and gas drilling lease offshore Mauritania, West Africa, offset in part by an impairment loss of $1.2 million recognized in the first quarter of 2004 on the sale of the platform rig Rig 82 in April 2004. Operating income for 2005 includes a $4.5 million gain related to deferred consideration earned under the CMI sales agreement related to the Broom Field development project.

Our contract drilling backlog at September 30, 2005, totaled approximately $3.1 billion, $0.4 billion of which is expected to be realized during the remainder of 2005. Our contract drilling backlog at December 31, 2004, was $1.7 billion.

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

Worldwide

Our current worldwide market outlook for the remainder of 2005 is one of continuing increases in demand, the result of which should be continued improvement of utilization and dayrates for our drilling rigs with available uncontracted time.

As market conditions improve further, we expect that a number of our competitors’ jackups and mid-water depth semisubmersibles that are currently “cold-stacked” (i.e. minimally crewed with little or no scheduled maintenance being performed) will continue to reenter the market. In addition, orders for the construction of 43 jackup rigs have been announced with delivery dates ranging from 2006 to 2009. All of these units are cantilevered units and are considered to be premium units. In the ultra-deepwater sector, there have been announcements of 13 new high-specification semisubmersible rigs, one ultra-deepwater drillship, and the upgrade of three other semisubmersibles to ultra-deepwater units, with delivery forecast to occur from the third quarter of 2006 through 2010. A number of the contracts for units currently under construction provide for options for the construction of additional units and we believe further new construction announcements are likely for all classes of rigs pursuant to the exercise of one or more of these options or otherwise. During prior periods of newbuild construction, the entry into service of newly constructed, upgraded and reactivated rigs created an oversupply of drilling units and a decline in utilization and dayrates, sometimes for extended periods of time as rigs were absorbed into the active fleet. We do not currently anticipate that this increase in the number of active units will have a significant adverse effect on dayrates in the near future as there are indications of increased demand for these units over the course of the next few years. Any further increase in construction of new drilling units, however, may exacerbate any adverse effect on future utilization and dayrates.

Deepwater and Ultra-Deepwater Market

Dayrates for deepwater and ultra-deepwater rigs continued to escalate in the third quarter of 2005, reaching historical highs. All deepwater and ultra-deepwater units in the U.S. Gulf of Mexico are fully contracted for work through 2005 and virtually all of 2006. Damage to deepwater and ultra-deepwater rigs in the U.S. Gulf of Mexico caused by hurricanes Katrina and Rita near the end of the quarter created a near term supply contraction in the U.S. Gulf of Mexico. Deepwater and ultra-deepwater units outside of the U.S. Gulf of Mexico are also fully employed through 2005 and virtually all of 2006. Deepwater requirements continue to be sanctioned by oil companies and to the extent the demand created by these new projects cannot be addressed through rig farmouts, the projects will have to be deferred until late 2006 or into 2007. Under these market conditions, we anticipate that we will continue to experience upward pressure on dayrates for our deepwater and ultra-deepwater rigs.

U.S. Gulf of Mexico

Jackup fleet utilization in the U.S. Gulf of Mexico remained above the 90 percent level in the third quarter of 2005, and associated dayrates continue to rise. All marketed semisubmersibles in the U.S. Gulf of Mexico are currently fully employed. Terms of contracts began to lengthen in the second quarter and this trend continued into the third quarter. The impact of Hurricanes Katrina and Rita on both the jackup and semisubmersible fleets in the U.S. Gulf of Mexico has been significant, with hurricane-related damage putting a number of rigs out of service temporarily and in some cases permanently. We expect that the effect of these storms, which have reduced rig supply, will result in continued upward pressure on dayrates and longer contract terms in this market through the end of the year and into 2006.

North Sea

The market for mid-water depth semisubmersibles, cantilevered heavy-duty harsh environment (“HDHE”) jackups and standard cantilevered jackups continues to improve in the North Sea. We believe the market for HDHE and standard-specification jackup rigs will remain strong for the remainder of 2005 and into 2006, with dayrates for these rigs continuing to increase. Dayrates for marketed semisubmersibles in the North Sea have surpassed historical highs for work commencing in mid 2006 and we expect the demand for the rigs to remain strong.

West Africa

Demand in each segment of the West Africa market continues to strengthen. The West Africa jackup fleet is currently fully utilized and dayrates are increasing to record levels. The mid-water semisubmersible segment has also experienced full employment and high dayrates. Similarly, in the deepwater and ultra-deepwater segments, we have observed strong demand and increasing dayrates. There is no availability within the present offshore fleet in West Africa and, as a consequence, we expect rigs will move into the region over the next six to twelve month period.

Southeast Asia

Dayrates for jackups in the Southeast Asia market surpassed historical highs during the third quarter of 2005. We continue to expect increasing demand to exceed the available supply of rigs for the remainder of this year, creating shortages of available rigs and possibly delaying some drilling programs. Due to increases in demand in other jackup markets, we believe it is unlikely that there will be any significant movements of rigs into this area from other markets in 2005 and into 2006. As a result, we expect pressure on dayrates to continue at least until the scheduled delivery of newbuild rigs currently under construction in Singapore. The newbuild delivery period currently extends from late 2005 to 2010, with peak delivery activity scheduled to occur in 2007.

Middle East & Mediterranean

We expect the jackup market in the Mediterranean to remain in balance through 2006. By early 2007, we expect the jackup fleet in the Mediterranean to increase by at least two additional units in order to meet demand requirements associated with announced exploration and development projects. The Gulf of Suez continues to remain strong with all ten jackups in this area fully utilized. Dayrates for this sector are at all time highs. Strong market fundamentals remain intact for the Arabian Gulf due primarily to increasing demand offshore Saudi Arabia and Qatar. We anticipate the near-term supply shortages and opportunities for significant increases in dayrates in the Arabian Gulf jackup market to be at least partially offset in 2007 by the delivery of newbuild rigs currently under construction.

South America

We expect little additional jackup demand to develop in the South American market through the remainder of 2005. We believe there will be additional jackup requirements, however, in the first half of 2006.

Other

The other markets in which we operate, Canada and the Azerbaijan area of the Caspian Sea, remain stable and we expect little change through the remainder of 2005.

Labor Markets

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the skilled and other labor required for deepwater and other drilling operations, including for our turnkey drilling and drilling management services business, intensifies as the number of rigs activated or added to worldwide fleets or under construction increases. In periods of high utilization, such as the current period, we have found it more difficult to find and retain qualified individuals. We have recently experienced tightening in the relevant labor markets, and if that trend continues, the possibility exists that competition for skilled and other labor for deepwater and other operations could increase our costs or limit our operations.

CONTRACT DRILLING OPERATIONS

Data with respect to our contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2005	2004		2005	2004
Contract drilling revenues by area: (1)
U.S. Gulf of Mexico	$93.3	$62.5	49%	$238.7	$196.0	22%
West Africa	99.8	46.3	116%	251.6	154.5	63%
North Sea	69.1	65.2	6%	198.7	150.9	32%
Southeast Asia	50.0	36.5	37%	141.9	112.1	27%
Other	54.9	30.7	79%	119.4	76.2	57%
South America	24.0	33.9	(29)%	93.8	59.8	57%
Middle East	32.4	24.9	30%	85.1	65.1	31%
Mediterranean	18.8	13.5	39%	54.4	46.0	18%

	$442.3	$313.5	41%	$1,183.6	$860.6	38%

Average rig utilization by area:
U.S. Gulf of Mexico	100%	92%	9%	98%	93%	5%
West Africa	100%	74%	35%	96%	82%	17%
North Sea	88%	90%	(2)%	86%	71%	21%
Southeast Asia	100%	75%	33%	96%	84%	14%
Other	96%	100%	(4)%	91%	82%	11%
South America	100%	91%	10%	100%	75%	33%
Middle East	100%	95%	5%	96%	93%	3%
Mediterranean	100%	100%	—%	100%	100%	—%

Total average rig utilization:	98%	87%		95%	84%

Average revenues per day (2):	$81,600	$65,900		$75,400	$62,400

(1)	Includes revenues earned from affiliates.
(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of cost reimbursements, totaling $12.6 million and $48.2 million for the three and nine months ended September 30, 2005, respectively, and $7.1 million and $23.9 million, respectively, for the three and nine months ended September 30, 2004. Average revenues per day including these reimbursed expenses would have been $84,000 and $78,600 for the three and nine months ended September 30, 2005, respectively, and $67,400 and $64,000, respectively, for the three and nine months ended September 30, 2004. The calculation of average revenues per day for the three and nine months ended September 30, 2005 and 2004, respectively, exclude all contact drilling revenues related to the management fee earned on one of the semisubmersible rigs we operate for a third party.

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

Contract drilling revenues increased $128.8 million to $442.3 million for the third quarter of 2005 as compared to $313.5 million for the 2004 third quarter. Higher dayrates and utilization for our drilling fleet accounted for approximately $75.6 million and $43.9 million, respectively, of this increase. The remainder of the increase was due to higher reimbursable and other revenues, which increased by $5.5 million and $3.8 million, respectively. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have no effect on operating income. Other revenues include rig mobilization fees and miscellaneous fees including labor, material, rental, handling and incentive bonuses.

The increase in drilling revenues was due primarily to higher utilization and dayrates for the West Africa drilling fleet and our ultra-deepwater rigs; higher dayrates for our jackup fleet in the U.S. Gulf of Mexico, the North Sea and Middle East, the GSF Galaxy II HDHE jackup offshore eastern Canada, and the GSF Constellation I cantilevered jackup offshore Trinidad; higher utilization of the GSF Arctic II semisubmersible in the North Sea, which was idle in 2004, the GSF Adriatic XI cantilevered jackup offshore Vietnam, the GSF Adriatic X cantilevered jackup offshore Egypt, and the GSF Key Gibraltar cantilevered jackup offshore Thailand, all of which were in the shipyard for upgrades in third quarter of 2004; and the addition to our fleet of the GSF Constellation II cantilevered jackup, which began operating under contract offshore Argentina in mid-September 2004. These increases were offset in part by the loss of the GSF Adriatic IV cantilevered jackup offshore Egypt in the third quarter of 2004, and lower utilization of the GSF Galaxy III HDHE jackup in the North Sea which was in the shipyard during third quarter of 2005 for leg repair.

The mobilization of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Constellation I	Cantilevered Jackup	Southeast Asia	South America	May-04
GSF High Island IX	Cantilevered Jackup	West Africa	Middle East	Jun-04
GSF Constellation II	Cantilevered Jackup	Shipyard	South America	Jun-04
GSF Jack Ryan	Drillship	U.S. Gulf of Mexico	South America	Aug-04
GSF Arctic I	Semisubmersible	U.S. Gulf of Mexico	South America	Aug-04
GSF Adriatic XI	Cantilevered Jackup	North Sea	Southeast Asia	Oct-04
GSF Adriatic X	Cantilevered Jackup	U.S. Gulf of Mexico	Mediterranean	Nov-04
GSF Adriatic II	Cantilevered Jackup	U.S. Gulf of Mexico	West Africa	Nov-04
GSF Jack Ryan	Drillship	South America	West Africa	Mar-05
GSF Adriatic VII	Cantilevered Jackup	South America	U.S. Gulf of Mexico	Apr-05
GSF Explorer	Drillship	U.S. Gulf of Mexico	Other (Black Sea)	May-05
GSF Arctic I	Semisubmersible	South America	U.S. Gulf of Mexico	Jul-05

Contract drilling operating expenses before intersegment eliminations reflect the increases in utilization noted above, increasing by $31.1 million to $240.6 million in the third quarter of 2005 from $209.5 million in the 2004 third quarter. The increase was due primarily to higher labor, repairs and maintenance expenses, reimbursable expenses, and mobilization expenses. Repairs and maintenance expense for the third quarter of 2005 includes approximately $11.6 million related to the reactivation of the GSF Arctic II semisubmersible which had been cold-stacked in the North Sea and went on contract in September 2005.

Contract drilling depreciation expense for the third quarter of 2005 increased by $4.4 million from the prior year third quarter due primarily to the GSF Constellation II cantilevered jackup, which was placed in service during late third quarter 2004, and to upgrades on several other rigs in our fleet during 2004.

As a result of the increases in dayrates and utilization discussed above, contract drilling operating income and operating margin excluding intersegment revenues and expenses increased to $134.8 million and 31.0%, respectively, for the third quarter of 2005 compared to operating income and operating margin of $43.5 million and 14.2%, respectively, for the third quarter of 2004.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

Contract drilling revenues increased by $323.0 million to $1,183.6 million for the nine months ended September 30, 2005, compared to $860.6 million for the nine months ended September 30, 2004. Higher dayrates and utilization for our drilling fleet accounted for $157.6 million and $130.2 million, respectively, of this increase and higher reimbursable and other revenues accounted for $24.4 million and $10.8 million, respectively, of the remainder.

The increase in drilling revenues was due primarily to higher utilization and dayrates for the North Sea, West Africa, and Far East drilling fleets and our ultra-deepwater rigs; higher dayrates for our jackup fleets in the U.S. Gulf of Mexico, the Mediterranean, and the Middle East; higher utilization of the GSF Galaxy II HDHE jackup offshore eastern Canada, which remained idle for much of the first half of 2004 before resuming operations in late May 2004, higher utilization of the GSF Constellation I cantilevered jackup offshore Trinidad, which was idle for all of first half of 2004; and the addition to our fleet of the GSF Constellation II cantilevered jackup, which began operating under contract offshore Argentina in September 2004. These increases were offset in part by the loss of the GSF Adriatic IV cantilevered jackup offshore Egypt in the third quarter of 2004, lower utilization of the GSF Explorer drillship which was in the shipyard during second quarter of 2005, and the mobilization of the GSF Adriatic VII cantilevered jackup from Trinidad to the U.S. Gulf of Mexico during the second quarter of 2005.

Contract drilling operating expenses before intersegment eliminations for the nine months ended September 30, 2005 increased by $94.2 million to $710.7 million for the nine months ended September 30, 2005, from $616.5 million in the comparable prior year period. The increase was primarily due to higher repairs and maintenance expenses, reimbursable expenses, labor expenses, and transportation expenses, offset in part by lower mobilization expenses. Repairs and maintenance expense for 2005 includes approximately $18.7 million related to the reactivation of the GSF Arctic II semisubmersible which had been cold-stacked in the North Sea and went on contract in September 2005.

Contract drilling depreciation expense increased by $10.5 million for the first nine months of 2005 from the same period in 2004 due primarily to the addition of the GSF Constellation II cantilevered jackup, which was placed in service during the third quarter of 2004, and to upgrades on several other rigs in our fleet during 2004.

Contract drilling operating income and margin excluding intersegment revenues and expenses increased to $278.4 million and 23.7%, respectively, for nine months ended September 30, 2005 from $62.1 million and 7.3%, respectively, for the comparable period of 2004, due primarily to higher rig utilization and dayrates as discussed above.

DRILLING MANAGEMENT SERVICES

Results of operations from our drilling management services segment may be limited by certain factors, in particular our ability to find and retain qualified personnel, to hire suitable rigs at acceptable rates, especially given the tight contract drilling market, which has become even more constrained due to the number of rigs damaged and destroyed as a result of Hurricane Katrina and Hurricane Rita, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. Our ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Accordingly, results of our drilling management service operations may vary widely from quarter to quarter and from year to year.

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

Drilling management services revenues increased by $1.7 million to $159.4 million in the third quarter of 2005 from $157.7 million in the 2004 third quarter. This increase was a result of an increase in average revenues per turnkey project along with an increase in daywork and other revenue, offset by a decrease in turnkey projects completed and lower reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. We completed 20 turnkey projects in the third quarter of 2005 (16 wells drilled and 4 well completions) as compared to 41 turnkey projects in the third quarter of 2004 (28 wells drilled and 13 well completions).

Drilling management services operating income excluding intersegment revenues and expenses increased to $4.3 million for the three months ended September 30, 2005, from a $6.9 million operating loss in the same period in 2004, due primarily to improved operating performance on our turnkey projects in 2005. We incurred losses totaling approximately $2.7 million primarily related to one of our 20 projects completed during the third quarter of 2005 compared to losses totaling approximately $9.6 million on three of our 41 projects completed during the third quarter of 2004. Results for the third quarter of 2004 also included an additional $3.5 million recognized loss on two wells that were in progress at September 30, 2004.

Results for the third quarters of 2005 and 2004 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment income by $2.6 million and $1.2 million, respectively, for the three months ended September 30, 2005 and 2004. The effect of these revisions, however, was more than offset by the deferral of turnkey profit totaling $10.8 million and $11.1 million for the three months ended September 30, 2005 and 2004, respectively, related to wells in which CMI was either the operator or held a working interest. Deferred turnkey profits are credited to our full-cost pool of oil and gas properties and will generally be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2005 drilling management services operating results totaled approximately $46.1 million at September 30, 2005. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2004 drilling management services operating results totaled approximately $36.5 million at September 30, 2004.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

Drilling management services revenues increased by $93.6 million to $463.9 million for the nine months ended September 30, 2005, from $370.3 million for the same period in 2004. This increase was a result of an increase in average revenues per turnkey project along with daywork and other revenue, offset by a decrease in turnkey projects completed and lower reimbursable revenues. We completed 77 turnkey projects for the nine months ended September 30, 2005 (63 wells drilled and 14 well completions) as compared to 90 turnkey projects in the comparable period of 2004 (64 wells drilled and 26 well completions).

Drilling management services operating income and margin excluding intersegment revenues and expenses increased to $25.0 million and 5.6%, respectively, for the nine months ended September 30, 2005, from $4.9 million and 1.4%, respectively, in the same period in 2004, due primarily to improved operating performance on our turnkey projects in 2005. We incurred losses totaling approximately $4.8 million on three of our 77 projects completed during the nine months ended September 30, 2005 compared to losses totaling approximately $11.8 million on seven of our 90 projects completed during the nine months ended September 30, 2004, along with an additional $3.5 million that was recognized on two wells in progress at September 30, 2004. We also incurred a loss of $0.9 million incurred in connection with our project management operations during the first quarter of 2004.

Results for the nine months ended September 30, 2005 and 2004, were also favorably affected by downward revisions to cost estimates of wells completed in prior periods totaling $2.7 million and $2.1 million, respectively, which were more than offset by the deferral of turnkey drilling profit totaling $15.9 million and $18.4 million, respectively, related to wells in which CMI was either the operator or held a working interest.

OIL AND GAS OPERATIONS

We acquire interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

Oil and gas revenues increased by $4.2 million to $11.6 million for the three months ended September 30, 2005 from $7.4 million for the three months ended September 30, 2004. Increases in oil production and prices, along with increase in gas prices accounted for $2.7 million, $1.2 million, and $1.8 million, respectively, of this increase, offset in part by a decrease of $1.5 million due to lower gas volumes produced.

Operating income from our oil and gas operations, increased by $0.5 million to $4.7 million in 2005 from $4.2 million in 2004, due primarily to the increased revenues discussed above, offset by expenses recognized in connection in an exploratory well offshore Nigeria that was determined to have no commercial reserves. Because there were no existing reserves in the cost center, the net $2.1 million cost of the well was recognized in oil and gas operating expenses for the three and nine months ended September 30, 2005.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

Oil and gas revenues increased by $20.9 million to $38.7 million for the nine months ended September 30, 2005 from $17.8 million for the nine months ended September 30, 2004. Increases in oil production and prices, along with increase in gas prices accounted for $20.0 million, $1.5 million, and $2.5 million, respectively, of this increase, offset in part by a decrease of $3.1 million due to lower gas volumes produced.

Operating income from our oil and gas operations, increased by $11.4 million to $21.1 million in 2005 compared to $9.7 million in 2004, due primarily to the increases in revenues discussed above, offset in part by increases in lease operating expense as a result of the increases in oil production and the expenses recognized for the exploratory well that had no commercial reserves discussed above.

INVOLUNTARY CONVERSION OF LONG-LIVED ASSETS AND RELATED RECOVERIES

Three of our semisubmersible drilling rigs in the U.S. Gulf of Mexico, the GSF Arctic I , the GSF Development Driller I and the GSF Development Driller II, sustained damage in Hurricane Katrina during August 2005 that rendered them unable to perform drilling operations. Additionally, the GSF Celtic Sea sustained damage in Hurricane Katrina but has returned to service and all remaining remediations are expected to be completed while the rig is operating. Less than a month later, Hurricane Rita caused damage to three of our cantilevered jackup rigs in the U.S. Gulf of Mexico: the GSF High Island II, the GSF High Island III and the GSF Adriatic VII. All of these rigs are covered for physical damage under our hull and machinery provision of our insurance policy, which carries a deductible of $10 million per occurrence. Hurricane Katrina and Hurricane Rita are each considered to be a separate occurrence. In addition, the GSF Arctic I, the GSF Development Driller I and the GSF Development Driller II are covered by loss of hire insurance under which we are reimbursed for 100 percent of each rig’s contracted dayrate for up to a maximum of 270 days per rig following 60 days (the “waiting period”) of lost revenue.

Our insurance policy provides that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we will bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Based on repairs completed or in progress for the GSF Arctic I, the GSF Development Driller I and the GSF Development Driller II, the amount of revenue lost to us during the waiting period will be higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance is expected to serve as the only deductible for the Hurricane Katrina event, although in the case of the GSF Development Driller I and GSF Development Driller II, the application of the 60-day waiting period provision is complicated by the fact that at the time of the hurricane both rigs were undergoing thruster remediations and accordingly we already had put our underwriters on notice as to a claim under the loss of hire section of the policy (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investing and Financing Activities). None of the jackup rigs damaged during Hurricane Rita were insured for loss of hire and, therefore, a single $10 million hull and machinery deductible will apply for damage to the rigs caused by Hurricane Rita.

Based on preliminary evaluations of all the damaged rigs, we have recorded an estimated $127 million involuntary conversion loss against the book value of the rigs. The majority of this loss has been offset by anticipated insurance recoveries of $117 million, which is included in “Accounts receivable from insurers” on the Condensed Consolidated Balance Sheet as of September 30, 2005. The net loss of $10.0 million represents our deductible for Hurricane Rita, as discussed above and is recorded in “Involuntary conversion of long-lived assets and related recoveries, net” in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2005. Capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs. While we have recorded our best estimates based on the information we currently have, further evaluations of the damage sustained by each rig or other developments could result in an adjustment to our financial results in future periods.

Upon completion of our damage assessment on the GSF High Island III and GSF Adriatic VII, it is possible that one or both of the rigs may be declared a constructive total loss. During Hurricane Rita, both rigs had their legs sheared off and their drilling capabilities destroyed, together with other damage. If either the GSF High Island III or GSF Adriatic VII is declared to be a constructive total loss, we will be entitled to receive the total insured values of the rigs of $55 million and $70 million, respectively, of which $4.4 million and $15.0 million, respectively, is already included in “Accounts receivable from insurers,” as discussed above. Taking into consideration the losses already recorded for these two rigs, they have a current book value of $1.2 million and $1.4 million, respectively, which is equal to their estimated salvage value. If either of the rigs is declared to be a constructive total loss, we will record a gain on the GSF High Island III and GSF Adriatic VII of $49.4 million and $53.6 million, respectively, which is equal to the remaining insurance proceeds not already recorded as “Accounts receivable from insurers,” less the salvage value. Title to the rig will then pass to our insurance underwriters. In the event that we determine to remediate the damage to the rigs and return them to service, we will be entitled to receive up to $38.5 million and $49 million, respectively, which includes the amounts already recorded in “Accounts receivable from insurers,” as discussed above, towards the repair costs and we will maintain ownership of the rigs. Any capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs.

We estimate that for the third quarter, the damage inflicted by Hurricane Katrina and Hurricane Rita had negative impact of $12 million on our net income. This was due primarily to the pre-tax $10 million deductible, as discussed above, and the remainder was due to reduced revenue partially offset by the tax benefits of the deductible and some reduced expenses.

For the fourth quarter we expect the damage inflicted by Hurricane Katrina and Hurricane Rita to negatively impact net income by approximately $15 to $20 million due to lost revenue partially offset by reduced expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $3.5 million to $17.1 million in the third quarter of 2005 from $13.6 million in the third quarter of 2004 due primarily to pension expense for two retiring executives, amortization of restricted stock, which was granted to employees in February 2005 and is expensed over a three-year period, and costs associated with the support our of new enterprise resource management software system, which was placed into service on January 1, 2005, along with costs incurred in connection with the implementation of this system in our foreign offices.

General and administrative expenses for the nine months ended September 30, 2005, increased by $4.9 million to $47.3 million from $42.4 million in the same period of 2004 due primarily to the pension expense for retiring executives, restricted stock, and costs associated with the support of our new enterprise resource management software system, as discussed above.

OTHER INCOME AND EXPENSE

Interest expense decreased to $8.2 million and $32.4 million, respectively, for the three and nine months ended September 30, 2005, compared to $11.2 million and $44.3 million, respectively for the same periods in 2004, due primarily to the retirement of our 7 1/8% Notes due 2007 in the second quarter of 2004 and the repurchase of the Zero Coupon Convertible Debentures during the second and third quarters of 2005.

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

We capitalized $8.1 million and $29.9 million, respectively, of interest costs for the three and nine months ended September 30, 2005, compared to $10.3 million and $31.9 million, respectively, for the same periods in 2004 in connection with the construction of the GSF Constellation II cantilevered jackup, which began operations in the third quarter of 2004, and the GSF Development Driller I semisubmersible, and GSF Development Driller II semisubmersible, which are currently expected to begin operations in the second quarter of 2006 and in the fourth quarter of 2005, respectively.

Interest income increased to $4.4 million and $15.2 million for the three and nine months ended September 30, 2005, respectively, from $2.8 million and $8.5 million for the comparable 2004 periods, due primarily to higher interest rates earned in 2005 on our average cash, cash equivalents and marketable securities balances.

Other expense of $3.5 million for the three and nine months ended September 30, 2005, consists of first and third quarter 2005 realized gains on marketable securities related to our nonqualified pension plans along with equity earnings in our joint venture with Caspian Drilling Company Limited. Other expenses for the nine months ended September 30, 2004 includes a loss of $3.8 million on a commodity derivative entered into in the first quarter of 2004, offset in part by realized gains on the sale of marketable securities related to one of our retirement plans.

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

Our effective income tax rate for financial reporting purposes was 14.5% and 14.0%, respectively, for the three and nine months ended September 30, 2005. Our effective income tax rate for the third quarter of 2005 before the recognition of discrete items was increased slightly due to a decrease in earnings from low tax jurisdictions and an increase in earnings from high tax jurisdictions offset by the release of all of our remaining U.S. valuation allowance previously recorded against U.S. net operating loss carryforwards and lower than estimated taxes on various tax returns filed during the quarter.

The effective tax rate from continuing operations for the three and nine months ended September 30, 2004, was 22.9% and 14.9%, respectively. During the third quarter of 2004, we incurred an $11.9 million tax expense on the sale of the Broom Field. The effect of that expense on the overall effective tax rate was offset by the gain on the loss of the GSF Adriatic IV that was earned offshore and therefore not subject to tax.

We currently anticipate that, before discrete items, our effective tax rate for financial reporting purposes will be in the range of 15% to 17% for 2005.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. As of September 30, 2005, we had $670.8 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $808.6 million in cash, cash equivalents and marketable securities at December 31, 2004, all of which were unrestricted. Cash generated from operating activities totaled $341.2 million and $116.1 million for the nine months ended September 30, 2005 and 2004, respectively.

We have an effective universal shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission, under which we may offer to sell from time to time any combination of the following securities: (i) unsecured debt securities consisting of notes, debentures or other evidences of indebtedness, (ii) ordinary shares, par value $0.01 per share, (iii) preference shares, (iv) depositary shares, (v) warrants and (vi) securities purchase contracts and units, for an aggregate initial public offering price not to exceed $1.0 billion.

We entered into an agreement dated June 22, 2005 to sell the Glomar Robert F. Bauer drillship for $25 million. We expect to complete this sale in November 2005 and we expect to record a $24.2 million gain in the fourth quarter of 2005.

INVESTING AND FINANCING ACTIVITIES

During the first quarter of 2005, we took delivery of our two ultra-deepwater semisubmersibles ordered from PPL Shipyard PTE, Ltd. of Singapore (“PPL”), the GSF Development Driller I and the GSF Development Driller II. Construction costs for the GSF Development Driller I totaled approximately $309 million, excluding an estimated $95 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $30 million related to the thruster defect discussed below, and $71 million of capitalized interest. We have incurred approximately $399 million of capitalized costs related to the GSF Development Driller I, excluding capitalized interest, as of September 30, 2005. Construction costs for the GSF

Development Driller II totaled approximately $309 million, excluding an estimated $75 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $28 million related to the thruster defect discussed below, and $46 million of capitalized interest. We have incurred approximately $390 million of capitalized costs related to the GSF Development Driller II, excluding capitalized interest, as of September 30, 2005. Both of these rigs sustained hurricane-related damage. We expect to recover the costs to remediate the hurricane-related damage to these rigs from our underwriters and therefore these costs are not included in the totals above.

During the second quarter of 2005 we discovered a defect and resulting damage in the thruster nozzles on the two new ultra-deepwater semisubmersibles. Both rigs were being remediated for the thruster defect and resulting damage when they sustained additional damage as a result of Hurricane Katrina. This additional damage will further delay the start of the initial drilling contracts for the GSF Development Driller II until November 2005 and the GSF Development Driller I until the second quarter of 2006. As noted above, we currently expect the cost to remediate the thruster equipment, exclusive of continued capitalized interest, will be approximately $58 million. Any such amounts not recovered from the manufacturer or insurance underwriters for the thruster defect will be added to the capitalized cost of the rigs. We expect the costs to remediate the Hurricane Katrina damage to the two semisubmersibles to total approximately the $97 million and will be added to the capitalized cost of the rig. This is equivalent to the amount of involuntary loss we recorded on both rigs, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Involuntary Conversion of Long-Lived Assets and Related Recoveries. We will also make claims under our loss of hire insurance for the rigs for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, after the 60-day waiting period, we are entitled to reimbursement for our full dayrate for up to 270 days. Significant unresolved issues remain as to the proper application of the loss of hire waiting periods, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. As a result, we have not recorded any loss of hire recoveries as of September 30, 2005.

We expect to fund all remaining construction and startup costs of these rigs from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

Two of the semisubmersible rigs damaged in Hurricane Katrina, the GSF Arctic I and GSF Development Driller II, are currently projected to begin normal operations in the U.S. Gulf of Mexico later in the fourth quarter of 2005. Due to the amount of remediations, coupled with the long delivery times for critical replacement parts, the GSF Development Driller I is not projected to start work until the second quarter of 2006 (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investing and Financing Activities for further discussion of the GSF Development Driller I and GSF Development Driller II). The GSF High Island II shifted during Hurricane Rita causing the legs to become damaged when attempts were made to jack down the rig. Until we are able to jack the rig down it is difficult to estimate the date on which the rig will be able to return to service, but we currently estimate that the damage could cause the rig to be out of service for three to six months. In addition, until the rig is jacked down, heavy weather or similar events could cause substantial additional damage to the rig. At this time we do not know when, or if, the GSF High Island III or the GSF Adriatic VII jackups will return to work. The downtime for these repairs and possible permanent loss of some rigs will have an adverse effect on our results of operations in future periods (see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Involuntary Conversion of Long-lived Assets and Related Recovers). In addition, estimated start dates could be further delayed if the magnitude of the damage is greater than expected based on our preliminary assessment or if the remediation is delayed by supply shortages, shipyard unavailability, unforeseen engineering issues, adverse weather conditions or other complications.

We expect to fund the costs we incur associated with remediating the rigs damaged by Hurricane Katrina and Hurricane Rita, to the extent they are not recovered from the insurance underwriters, from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

BP America Production Company (“BP”) has awarded a three-year contract to the GSF Development Driller II for its Atlantis project in the U.S. Gulf of Mexico. The estimated 20-well project has a total contract value of approximately $200 million, and is expected to commence in November 2005, following correction of the thruster defect and damage sustained by Hurricane Katrina. BHP Billiton Petroleum (Americas) Inc. has awarded a two-year contract to the GSF Development Driller I for its project in the U.S. Gulf of Mexico. The multi-well exploration and development program is expected to commence early second quarter 2006, following correction of the thruster defect and damage caused by Hurricane Katrina, and has a total contract value of $157 million.

On August 18, 2005, we completed the redemption of the remaining outstanding amount of Global Marine Inc.’s $ Zero Coupon Convertible Debentures due September 23, 2020. During the second quarter of 2005, we repurchased $599.2 million principal amount at maturity of the then outstanding $600 million principal amount of the debentures for a total purchase price of $356.1 million, representing $299.8 million in principal payment and $56.3 million in imputed interest. In the third quarter of 2005, we redeemed the remaining $800,000 principal amount at maturity, bringing the total repurchase price of $356.6 million, representing $300.3 million in principal payment and $56.3 million in imputed interest. We purchased all of the debentures for repurchase at a purchase price of $594.25 per $1,000 of principal amount, plus additional imputed interest for all securities purchased after June 23, 2005, calculated from June 23, 2005 to the date of purchase. We funded the repurchase price from our existing cash, cash equivalents and marketable securities balances.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 10.9% at September 30, 2005, compared to 17.5% at December 31, 2004. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.8 million at both September 30, 2005 and December 31, 2004.

FUTURE CASH REQUIREMENTS

At September 30, 2005, we had total long-term debt and capital lease obligations, including the current portion of our long-term debt and capital lease obligations, of $585.6 million and shareholders’ equity of $4,807.9 million. Long-term debt, including current maturities, consisted of $297.1 million (net of discount) 7% Notes due 2028; $255.6 (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $32.9 million. We were in compliance with our debt covenants at September 30, 2005.

Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. Annual interest on the 5% Notes is $12.5 million, payable semiannually each February and August. No principal payments are due under the 7% Notes or the 5% Notes until the maturity date.

We may redeem the 7% Notes and the 5% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the 5% Notes and the 7% Notes contain limitations on our ability to incur indebtedness for borrowed money secured by certain liens and on our ability to engage in certain sale/leaseback transactions. The 7% Notes continue to be obligations of Global Marine Inc., and GlobalSantaFe Corporation has not guaranteed any of these obligations. GlobalSantaFe Corporation is the sole obligor under the 5% Notes.

Total capital expenditures for 2005 are currently estimated to be approximately $412 million, including $80 million in startup costs, correction of the thruster defect, as discussed above, customer-required modifications, capital spares and mobilization costs for the GSF Development Driller I, $103 million in startup costs, correction of the thruster defect, as discussed above, customer-required modifications, capital spares and mobilization costs for the GSF Development Driller II, $117 million to remediate hurricane-related damage to our rig fleet, $25 million for major upgrades to the fleet, $29 million for other purchases and replacements of capital equipment, $37 million for capitalized interest, $8 million (net of intersegment eliminations) for oil and gas operations and $13 million for other capital expenditures.

During the first quarter of 2005, we began a program to reactivate the semisubmersible GSF Arctic II, which had been cold-stacked in Invergordon, Scotland since May 2003. We spent approximately $25.3 million to reactivate this rig, approximately $3 million of which is included in the $25 million for major upgrades to our rig fleet discussed above. The reactivation of the GSF Arctic II was completed in September 2005 and the rig immediately went on contract.

In August 2002, our Board of Directors authorized us to repurchase up to $150 million of our ordinary shares from time to time depending on market conditions, the share price and other factors. No repurchases were made in the nine months ended September 30, 2005. At September 30, 2005, $98.6 million of this authorized amount remained available for future purchases.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. This statement supersedes

Accounting Principles Board (“APB”) Opinion No. 25, which allowed companies to compute compensation cost for each employee stock option granted as the amount by which the quoted market price of the common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. We currently account for our stock option and stock-based compensation plans using the intrinsic-value method under APB Opinion No. 25. The FASB has now deferred the effective date of SFAS123R to the beginning of the first annual period that begins after June 15, 2005. We currently intend to adopt this statement using the modified prospective application as prescribed under FAS123R. We are still analyzing the impact of this statement, but we do not anticipate the effect of adoption to be materially different from the discussion of the pro forma effects included in Note 1 of Notes to the Condensed Consolidated Financial Statements.

RISK FACTORS

As discussed elsewhere in this report on Form 10-Q, we will be making substantial insurance claims as a result of the damage to three of our semisubmersibles and three of our jackup rigs. As required by financial accounting rules, we have recorded both an estimate of the loss for the damage to the rigs in the hurricanes and an estimate of our expected insurance recovery for that loss in the third quarter of 2005. However, we have not filed claims for those matters and have not recovered any amounts from our insurers, nor have we received any assurances from them as to any such recovery. Further evaluations of the damage sustained by each rig may result in changes to these estimates and accordingly may affect our financial results in future periods. In addition, we could receive less than the anticipated amounts from our insurers for physical damage to the rigs from hurricanes, and therefore suffer losses in excess of the $10 million deductible for hull and machinery damage, for various reasons, including disagreements with our insurers as to recoverable costs or financial difficulties of our insurers. Moreover, there may be disputes with our insurers as to what amounts we may ultimately recover under the loss of hire provision in our insurance for lost dayrate due to the thruster damage and Hurricane Katrina losses. It is not clear how the 60-day waiting period for the loss of hire provision will apply given the confluence of the thruster and hurricane damage. Differing interpretations of this provision could affect the amount of the loss of hire recovery. In addition, the underwriters have reserved their rights to decline coverage for the thruster damage claims on the two semisubmersibles in respect of both the hull and machinery and loss of hire coverage, which could lead to a dispute over coverage. Accordingly, we may not receive the full amount of our estimated insurance recovery amount for damage to the rigs from the hurricanes and the amount that will be recovered from our insurers for loss of hire cannot yet be determined.

In addition to the uncertainty associated with our particular claims, as a result of the catastrophic damage to the oil and gas industry infrastructure in the U.S. Gulf of Mexico brought about by hurricanes Katrina and Rita, and resulting insurance claims, we may experience instability in the world’s insurance markets, including capital shortfalls and liquidity concerns of certain insurance companies, including those which insure our assets. As a result, we are faced with the prospect of paying significantly higher insurance premiums and/or significantly increasing our deductibles in order to offset or mitigate premium increases, and may experience reductions and exclusions from coverage. We may elect to change our insurance coverage and changes in coverage could effectively increase the amount of risk against which we are not insured. In the future, we may not be able to maintain adequate insurance at rates we consider reasonable or be able to obtain insurance against certain risks. These developments may subject us to increased risks, and depending on their magnitude, could materially and adversely affect our operations and financial condition.

There are many additional risk factors inherent in our business and in the oil and gas industry as a whole, many of which are beyond our control. For a discussion of these risk factors, see “Risk Factors” under Items 1 and 2 in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than our repurchase of the Zero Coupon Convertible Debentures and entering into an oil futures commodity swap, there have been no material changes in circumstances affecting our exposure to commodity price, interest rate, fair value of our investments, foreign currency or credit risks since December 31, 2004. For a discussion of our exposure to these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

COMMODITY PRICE RISK

As part of our overall risk management strategy, we entered into an oil futures commodity swap in July 2005, to manage our exposure to oil commodity price risk related to the forecasted sale of oil production from the Broom field. This swap effectively locked in predetermined prices for the first 600 barrels of our oil production per day from July 1, 2005 to July 31, 2005 and then the first 900 barrels of our forecasted oil production per day over the term of the remaining hedging period, which ranges from August 1, 2005 through December 31, 2005. The estimated fair value of this swap was a liability of approximately $0.4 million at September 30, 2005. We have designated this instrument as a cash flow hedge, with changes in the fair value reported in other comprehensive income.

We have has engaged third-party consultants to perform sensitivity analyses to assess the impact of changes in oil prices based on a hypothetical ten percent increase or decrease in Brent Blend Crude Oil prices over the remaining lives of these agreements at September 30, 2005. Oil prices are dependent on many factors that are impossible to forecast, and actual oil price increases or decreases could be greater than the hypothetical ten percent change.

Based upon these analyses, a ten percent increase in Brent Blend Crude Oil prices over the remaining life of this agreement would increase the net fair values of the derivative by $0.5 million. Conversely, a ten percent decrease in oil prices over the life of this agreement would decrease the net fair value of the derivative by approximately $0.5 million.

FAIR VALUE RISK

Long-term debt. Our long-term debt is subject to fair value risk due to changes in market interest rates.

The estimated fair value of our $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $350.2 million at September 30, 2005, compared to the carrying amount of $297.1 million. The estimated fair value of our $250 million principal amount 5% Notes due 2013, based on quoted market prices, was $250.3 million at September 30, 2005, compared to the carrying amount of $255.6 million. The carrying value of our 5% Notes due 2013 includes a mark-to-market adjustment of $6.1 million at September 30, 2005, related to fixed-for-floating interest rate swaps discussed below.

We have engaged third-party consultants to assess the impact of changes in interest rates on the fair values of our long-term debt based on a hypothetical ten-percent increase in market interest rates. Market interest rate volatility are dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent change.

Based upon these sensitivity analyses, if prevailing market interest rates had been ten percent higher at September 30, 2005, and all other factors affecting our debt remained the same, the fair value of our 7% Notes due 2028, as determined on a present-value basis using prevailing market interest rates, would have decreased by $23.2 million or 6.6% and the fair value of the 5% Notes due 2013 would have decreased by $7.2 million or 2.9%.

We manage our fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed-upon notional amount.

In connection with the sensitivity analyses performed relative to the fair values of our long-term debt discussed above, similar analyses were performed to assess the impact of market interest rate movements on the fair values of the fixed-for-floating swaps related to the 5% Notes. Based upon these analyses, if prevailing market interest rates had been ten percent higher at September 30, 2005, and all other factors affecting these swaps had remained the same, the aggregate fair value of the fixed-for-floating interest rate swaps, as determined on a present-value basis using prevailing market interest rates, would have decreased by $5.3 million or 85.5%.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

During the third quarter of 2005, management continued with its replacement of its general ledger and consolidation software with SAP financial software in certain of the Company’s foreign offices. This conversion to SAP involves significant changes to internal processes and control procedures over financial reporting. Other than this software change, there have been no changes in our internal control over financial reporting that occurred during the third quarter 2005 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. The subsidiary has been named as a defendant in approximately 4,900 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. Approximately $31 million has been expended to resolve claims with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Insurers have funded the balance of the settlement costs and all legal costs associated therewith. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have any material impact on our consolidated financial position, results of operations or cash flows.

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

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of whom are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies ninety-five wells drilled on the property in question beginning in 1939, and alleges that our subsidiary was the operator or non-operating partner in thirteen of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra hazardous activity, and for the violation of various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. We do not have sufficient information at this time to form an opinion as to the merits of the lawsuit or its potential liability, if any, but intend to vigorously defend against the lawsuit.

Item 5. Other Information

During the third quarter of 2005, the following individuals each adopted a written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provided for the exercise of specified employee stock options granted to the individual by the company and the sale of the underlying shares of the company stock in “cashless” exercise transactions at specified per share market price targets: Karen S. Acree, Assistant Controller; Michael R. Dawson, Senior Vice President and Chief Financial Officer; Charles B. Hauf, President of Challenger Minerals Inc.; Robert L. Herrin, Vice President and Controller; Alexander A. Krezel, Vice President, Secretary and Associate General Counsel; Cheryl D. Richard; Senior Vice President, Human Resources; R. Blake Simmons, President of Applied Drilling Technology Inc.; and Gerald D. Whitehead, Director of Audit, whose plan also provided for the sale of shares of company stock that he already owned at a specified per share market price target

Item 6. Exhibits

10.1	Form Severance Agreement with Executive Officers (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 26, 2005).

10.2	Schedule of Compensation for Non-Employee Directors (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2005).

12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

15.1	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION
(Registrant)

Dated: November 4, 2005	/s/ Michael R. Dawson
Michael R. Dawson
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)