Form 10-K
period 2005-12-31
GLOBALSANTAFE CORP
filed 2006-03-07
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2005 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $9.0 billion (the executive officers and directors of the registrant and Kuwait Petroleum Corporation and its affiliates are considered affiliates for purposes of this calculation).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Ordinary Shares, $.01 par value, 247,144,146 shares outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2006 Annual General Meeting of Shareholders are incorporated into Part III of this Report.

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

EARNINGS CONFERENCE CALL

On Wednesday, May 3, 2006, we are scheduled to release our first quarter 2006 financial results after trading closes on the New York Stock Exchange. On May 4, 2006, at 10:00 a.m. Central Time (11:00 a.m. Eastern Time), we are scheduled to hold an earnings conference call to discuss the results.

Interested parties may participate in the conference by calling (617) 213-8067, confirmation code 17701410. The call is also available through our website at www.globalsantafe.com. We recommend that listeners connect to the website prior to the conference call to ensure adequate time for any software download that may be needed to hear the webcast. Replays will be available starting at 1:00 p.m. Central Time (2:00 p.m. Eastern Time) on the day of the conference call by webcast on our website or by telephoning (617) 801-6888, confirmation code 15214319. Both services will discontinue replays at 7:00 p.m. Central Time on May 11, 2006.

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

Our forward-looking statements include statements about the following subjects:

•	our possible or assumed results of operations;

•	our funding and financing plans;

•	the dates drilling rigs will become available following completion of current contracts;

•	with respect to our new ultra-deepwater semisubmersible, the dates it is expected that construction will commence, the rig will be delivered and will commence its first contract, as well as the estimate of the construction costs for the rig;

•	our estimation of the costs to repair the risers on the GSF Development Driller I and the GSF Development Driller II and a spare riser string;

•	our estimation of the estimated costs to remediate thruster defects on the GSF Development Driller I and the GSF Development Driller II and our expectation regarding who will bear those costs;

•	our expectation that we will likely replace the jackup GSF Adriatic IV, which was lost in a fire, and the GSF High Island III and GSF Adriatic VII, which were damaged in Hurricane Rita, if either is declared a constructive total loss;

•	our estimation of the construction cost, capitalized cost, capital spares, startup expenses, customer-required modifications, mobilization costs, costs related to the thruster defect and capitalized interest for the GSF Development Driller I and GSF Development Driller II;

•	our expectation that we will fund all remaining construction and startup costs of the GSF Development Driller I and GSF Development Driller II, as well as the construction of our new semisubmersible, from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our expectations that the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event and that a single $10 million hull and machinery deductible will serve as the only deductible damage to the rigs caused by Hurricane Rita;

•	our estimates of the damage to certain of our rigs as a result of Hurricanes Katrina and Rita and costs to repair, and our belief that we will be able to recover certain of the costs to remediate the damage from underwriters;

•	our expectation that we will fund the costs we incur associated with remediating the rigs damaged by Hurricanes Katrina and Rita, to the extent they are not recovered from the insurance underwriters, from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our expectation that the downtime for various rig repairs and possible permanent loss of two of these rigs will have an adverse effect on our results of operations in future periods;

•	our estimate of the length of time the GSF High Island II and GSF High Island IV will be out of service as a result of damage from Hurricane Rita;

•	our expectation that the GSF High Island III and the GSF Adriatic VII will either be out of service for two years for repairs or will be declared constructive total losses and permanently removed from service as a result of damage from Hurricane Rita and our estimate of the time by which that determination will be made;

•	our estimation of the expected delay in commencement of initial operations of the GSF Development Driller I due to thruster defects, damage from Hurricane Katrina and repair of the riser;

•	our estimate of the total after tax negative impact on our net income for 2005 as a result of damage inflicted by Hurricanes Katrina and Rita;

•	our expectation that the damage inflicted by Hurricanes Katrina and Rita will not have a material impact to our financial position in 2006;

•	our contract drilling and drilling management services revenue backlogs and the amounts expected to be realized in 2006;

•	our estimate of undiscounted future cash flows relating to the determination of impairment of rigs and drilling equipment;

•	the expected outcomes of legal and administrative proceedings, their materiality, potential insurance coverage and their expected effects on our financial position and results of operations;

•	the assumptions as to risk-free interest rates, stock volatility, dividend yield and expected lives of awards used to estimate the fair value of stock-based compensation awards;

•	the return assumptions developed by our consultants in determining expected long-term rate of return on pension plan assets assumption;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work, contract terms and dayrates in those markets;

•	our expectations regarding equipment supply and demand in various geographic markets;

•	our expectations regarding the impact of the entry into service of new rigs under construction, and rigs being upgraded or reactivated;

•	our expectation that further new rig construction announcements are likely and that additional existing rigs will be reactivated;

•	estimated costs in 2005 for drilling management services;

•	our use of critical accounting estimates and the assumptions and estimates made by management during the preparation of our financial statements;

•	our estimated capital expenditures in 2006;

•	our future contractual obligations;

•	our estimate of the effect of the adoption of SFAS 123R on our net income in 2006 and our expectation that the adoption will not have a material impact on our consolidated cash flows or financial position;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment, as well as the construction of our new ultra-deepwater semisubmersible drilling rig, with existing cash, cash equivalents, marketable securities and future cash flows from operations;

•	our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures, total lease obligations, construction and development expenses, and debt service, from our existing cash, cash equivalents and marketable securities balances and future cash flow from operations;

•	our expectation that, if required, any additional payments made under certain fully defeased financing leases would not be material to our financial position, results of operations or cash flows in any given year;

•	our belief that our exposure to interest rate fluctuations as a result of fixed-for-floating interest rate swaps is not material to our financial position, results of operations or cash flows;

•	our belief that credit risk in our commercial paper, U.S. Treasury Notes, money-market funds and Eurodollar time deposits with a variety of financial institutions with strong credit ratings is minimal;

•	our possible election to change our insurance coverage and our belief that such changes in coverage could effectively increase the amount of risk against which we are not insured;

•	our belief that we may experience instability in the world’s insurance market as a result of the catastrophic damage to the oil and gas industry infrastructure in the Gulf of Mexico brought about by Hurricanes Katrina and Rita, and resulting insurance claims;

•	our estimation that the Minerals Management Service of the U.S. Department of Interior or Insurance Underwriters, or both, may impose operating criteria in the Gulf of Mexico that could increase the capital cost or cost of operations or reduce the area of operations for rigs operating there, which could materially and adversely affect our operations and financial condition;

•	our ability to maintain adequate insurance at rates we consider reasonable and our ability to obtain insurance against certain risks; and

•	any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from our expectations.

Factors that could cause or contribute to such differences include, but are not limited to:

•	higher than anticipated accruals for performance-based compensation due to better than anticipated performance, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase G&A expenses;

•	a material or extended decline in expenditures by the oil and gas industry, which is significantly affected by indications and expectations regarding the level and volatility of oil and natural gas prices, which in turn are affected by such things as political, economic and weather conditions affecting or potentially affecting regional or worldwide demand for oil and natural gas, actions or anticipated actions by OPEC, inventory level, deliverability constraints, and futures market activity;

•	if a competitor succeeds in enjoining us from using our dual drilling activity structure and method;

•	the extent to which customers and potential customers continue to pursue ultra-deepwater drilling;

•	the extent to which we are required to idle rigs or to enter into lower dayrate contracts in response to future market conditions;

•	exploration success or lack of exploration success by our customers and potential customers;

•	our ability to enter into and the terms of future drilling contracts;

•	the entry into service of newly constructed, upgraded or reactivated rigs;

•	our ability to win bids for turnkey drilling operations;

•	rig availability and our ability to hire suitable rigs at acceptable rates;

•	our ability to retain and attract qualified personnel;

•	the availability of adequate insurance at a reasonable cost;

•	the occurrence of an uninsured or unidentified event;

•	the implementation of additional operational requirements in the Gulf of Mexico by governmental agencies or insurers;

•	the risks of failing to complete a well or wells under turnkey contracts;

•	other risks inherent in turnkey contracts;

•	our failure to retain the business of one or more significant customers;

•	the termination or renegotiation of contracts by customers;

•	the operating hazards inherent in drilling for oil and natural gas;

•	the risks of international operations and compliance with foreign laws;

•	political and other uncertainties inherent in non-U.S. operations, including exchange and currency fluctuations and the limitations on the ability to repatriate income or capital to the U.S.;

•	compliance with or breach of environmental laws;

•	proposed United States tax law changes or other changes in the tax laws or regulations of the U.S. or another country or changes in tax treaties;

•	limitations on our ability to use our U.S. tax net operating loss carryforwards;

•	changes in employee demographics that impact the estimated remaining service lives of the active participants in our pension plans;

•	the impact of governmental laws and regulations and the uncertainties involved in their administration, particularly in some foreign jurisdictions;

•	the highly competitive and cyclical nature of our business, with periods of low demand and excess rig availability;

•	the level of construction of new rigs, upgrade of existing rigs and reactivation of cold-stacked rigs;

•	the continuation or escalation of existing armed hostilities, outbreak of war or other armed conflicts or terrorist attacks;

•	the effect of SARS or other public health threats on our international operations;

•	political or social disruptions that limit oil and/or gas production;

•	the actions of our competitors in the oil and gas drilling industry, which could significantly influence rig dayrates and utilization;

•	delays or cost overruns in our rig upgrade, refurbishment and construction projects, including remediation of thruster defects, hurricane damage and riser problems, caused by such things as shortages of materials or skilled labor, unforeseen engineering problems, unanticipated actual or purported change orders, work stoppages, shipyard financial or operating difficulties, adverse weather conditions or natural disasters, unanticipated cost increases, and the inability to obtain requisite permits or approvals;

•	the ultimate insurance recoveries for damages caused by Hurricanes Katrina and Rita;

•	the discoveries of additional damage to the rigs impacted by Hurricanes Katrina and Rita;

•	the unforeseen startup problems inherent in commencing operations with any new rig, including such things as engineering, permitting, crewing and equipment problems;

•	the occurrence or nonoccurrence of anticipated changes in our revenue mix between domestic and international drilling markets due to changes in our customers’ oil and gas drilling plans, which can be the result of such things as changes in regional or worldwide economic conditions and fluctuations in the prices of oil and natural gas, which in turn could change or stabilize effective tax rates;

•	the vagaries of the legislative process due to the unpredictable nature of politics and national and world events, among other things;

•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

•	changes in oil and natural gas drilling technology or in our competitors’ drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

•	the adequacy of sources of liquidity;

•	the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

•	the uncertainties inherent in dealing with financial and other third-party institutions that could have internal weaknesses unknown to us;

•	changes in accepted interpretations of accounting guidelines and other accounting pronouncements;

•	the number and severity of future litigation claims, including asbestos-related claims, and the sufficiency of insurance;

•	the effects and uncertainties of legal and administrative proceedings and other contingencies; and

•	such other factors as may be discussed in this report in “Item 1A. Risk Factors” section and elsewhere, and in our other reports filed with the U.S. Securities and Exchange Commission.

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

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs. As of February 28, 2006, our fleet included 45 cantilevered jackup rigs, 11 semisubmersible rigs, three drillships, and two additional semisubmersible rigs we operate for third parties under a joint venture agreement (see “Joint Venture, Agency and Sponsorship Relationships and Other Investments”). Included in these fleet amounts are four jackup rigs and one semisubmersible rig that are currently not capable of performing drilling operations due to damage arising as a result of hurricanes Katrina and Rita. The semisubmersible rig and two of the jackup rigs are currently undergoing remediations while the damage to the other two jackup rigs is currently being assessed and one or both of these rigs may be declared constructive total losses. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Involuntary Conversions of Long-Lived Assets and Related Recoveries.”) We also have a contract for the construction of an additional ultra-deepwater semisubmersible, to be named the GSF Development Driller III, and construction is expected to commence in the first quarter of 2006.

We provide offshore oil and gas contract drilling services to the oil and gas industry worldwide on a daily rate (“dayrate”) basis. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities. Business segment and geographic information is set forth in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We are a Cayman Islands company, with our executive offices in Houston, Texas.

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

CONTRACT DRILLING

Substantially all of our domestic offshore contract drilling operations are conducted by GlobalSantaFe Drilling Company, a wholly owned subsidiary headquartered in Houston, Texas. International offshore contract drilling operations are conducted by a number of our subsidiaries and joint venture companies with operations in 25 countries throughout the world.

Rig Fleet. We have a modern, diversified fleet of 61 mobile offshore drilling rigs as of February 28, 2006, including six cantilevered heavy-duty harsh environment (“HDHE”) jackups, 39 cantilevered jackups, 11 semisubmersibles, including two ultra-deepwater semisubmersibles, three ultra-deepwater, dynamically positioned drillships, and two additional semisubmersible rigs we operate for third parties. All of our rigs, with the exception of the GSF Britannia jackup, were placed into service in 1974 or later, and, as of February 28, 2006, the average age of the rigs in our fleet was approximately 21 years.

Our fleet is deployed in major offshore oil and gas operating areas worldwide. The principal areas in which the fleet is currently deployed are the U.S. Gulf of Mexico, the North Sea, West Africa, Southeast Asia, the Middle East, the Mediterranean Sea, South America and eastern Canada.

The following table lists the rigs in our drilling fleet as of February 28, 2006, indicating the year each rig was placed in service, each rig’s maximum water and drilling depth capabilities, as currently equipped, current location, customer, and the date each rig is estimated to become available.

RIG FLEET

Status as of February 28, 2006

	YEAR PLACED IN SERVICE	MAXIMUM WATER DEPTH CAPABILITY	DRILLING DEPTH CAPABILITY	LOCATION	CURRENT CUSTOMER	ESTIMATED AVAILABILITY(1)
Heavy-Duty Harsh Environment Jackups
GSF Galaxy I	1991	400 ft.	30,000 ft.	North Sea	Total UK	10/07
GSF Galaxy II	1998	400 ft.	30,000 ft.	Eastern Canada	ExxonMobil	12/06
GSF Galaxy III	1999	400 ft.	30,000 ft.	North Sea	Nexen	06/07
GSF Magellan	1992	350 ft.	30,000 ft.	North Sea	Shell	03/07
GSF Monitor	1989	350 ft.	30,000 ft.	Trinidad & Tobago	BP	04/09
GSF Monarch	1988	350 ft.	30,000 ft.	North Sea	Shell	04/07

Cantilevered Jackups
GSF Constellation I	2003	400 ft.	30,000 ft.	Trinidad & Tobago	BP	08/07
GSF Constellation II	2004	400 ft.	30,000 ft.	Argentina	Total	09/09
GSF Baltic	1983	375 ft.	25,000 ft.	West Africa	Total	02/07
GSF Adriatic II	1981	350 ft.	25,000 ft.	West Africa	ChevronTexaco	06/07
GSF Adriatic III	1982	350 ft.	25,000 ft.	U.S. Gulf of Mexico	ADTI	05/06
GSF Adriatic VII	1983	350 ft.	20,000 ft.	U.S. Gulf of Mexico	—	(3)
GSF Adriatic IX	1981	350 ft.	20,000 ft.	West Africa	Total	06/08
GSF Adriatic X	1982	350 ft.	25,000 ft.	Mediterranean Sea	Petrobel	11/08
GSF Key Manhattan	1980	350 ft.	25,000 ft.	Mediterranean Sea	Petrobel	07/08
GSF Key Singapore	1982	350 ft.	25,000 ft.	Mediterranean Sea	Petrobel	06/08
GSF Adriatic VI	1981	328 ft.	20,000 ft.	West Africa	Marathon	07/07
GSF Adriatic VIII	1983	328 ft.	25,000 ft.	West Africa	ExxonMobil	04/07
GSF Adriatic I	1981	300 ft.	25,000 ft.	West Africa	Chevron Texaco	03/07
GSF Adriatic V	1979	300 ft.	20,000 ft.	West Africa	Chevron Texaco	04/07
GSF Adriatic XI	1983	300 ft.	25,000 ft.	Southeast Asia	Petronas Cargali	01/07
GSF Compact Driller	1993	300 ft.	25,000 ft.	Southeast Asia	ChevronTexaco	11/07
GSF Galveston Key	1978	300 ft.	25,000 ft.	Southeast Asia	Cuulong JOC	04/08
GSF Key Gibraltar	1976	300 ft.	25,000 ft.	Southeast Asia	ChevronThailand	03/07
GSF Key Hawaii	1983	300 ft.	25,000 ft.	Middle East	Dolphin Energy	12/06
GSF Labrador	1983	300 ft.	25,000 ft.	North Sea	Perenco	04/08
GSF Main Pass I	1982	300 ft.	25,000 ft.	U.S. Gulf of Mexico	Chevron Texaco	08/06
GSF Main Pass IV	1982	300 ft.	25,000 ft.	U.S. Gulf of Mexico	Devon Energy	06/06
GSF Parameswara	1993	300 ft.	25,000 ft.	Southeast Asia	Total	07/08
GSF Rig 134	1982	300 ft.	20,000 ft.	Southeast Asia	Talisman	04/07
GSF Rig 136	1982	300 ft.	25,000 ft.	Southeast Asia	Total	09/07
GSF High Island II	1979	(2)	20,000 ft.	U.S. Gulf of Mexico	—	05/06	(3)
GSF High Island IV	1980	270 ft.	20,000 ft.	U.S. Gulf of Mexico	Nexen	12/06	(3)
GSF High Island V	1981	270 ft.	20,000 ft.	West Africa	Pecten Cameroon	03/07
GSF High Island I	1979	250 ft.	20,000 ft.	U.S. Gulf of Mexico	Samson Contour	09/06
GSF High Island III	1980	250 ft.	20,000 ft.	U.S. Gulf of Mexico	—	(3)
GSF High Island VII	1982	250 ft.	20,000 ft.	West Africa	Total Cameroon	06/07
GSF High Island VIII	1982	250 ft.	20,000 ft.	U.S. Gulf of Mexico	Energy Partners Ltd.	09/06
GSF High Island IX	1983	250 ft.	20,000 ft.	Middle East	—	06/07
GSF Rig 103	1974	250 ft.	20,000 ft.	Middle East	Occidental	10/06
GSF Rig 105	1975	250 ft.	20,000 ft.	Middle East	Petrobel	07/06

	YEAR PLACED IN SERVICE	MAXIMUM WATER DEPTH CAPABILITY	DRILLING DEPTH CAPABILITY	LOCATION	CURRENT CUSTOMER	ESTIMATED AVAILABILITY(1)
GSF Rig 124	1980	250 ft.	20,000 ft.	Middle East	Lukoil	08/06
GSF Rig 127	1981	250 ft.	20,000 ft.	Middle East	Occidental	06/07
GSF Rig 141	1982	250 ft.	20,000 ft.	Middle East	Suco	03/07
GSF Britannia	1968	230 ft.	20,000 ft.	North Sea	Shell	04/07

Semisubmersibles
GSF Development Driller I	2005	7,500 ft.	37,500 ft.	U.S. Gulf of Mexico	BHP	06/08	(3)
GSF Development Driller II	2005	7,500 ft.	37,500 ft.	U.S. Gulf of Mexico	BP	12/08
GSF Celtic Sea	1998	5,750 ft.	25,000 ft.	U.S. Gulf of Mexico	ENI Petroleum	03/08
GSF Arctic I	1983	3,400 ft.	25,000 ft.	U.S. Gulf of Mexico	Nexen	02/10
GSF Rig 135	1983	2,800 ft.	25,000 ft.	West Africa	ExxonMobil	12/09
GSF Rig 140	1983	2,400 ft.	25,000 ft.	North Sea	British Gas	04/09
GSF Aleutian Key	1976	2,300 ft.	25,000 ft.	Trinidad & Tobago	EOG	07/08
GSF Arctic III	1984	1,800 ft.	25,000 ft.	North Sea	Shell	12/07
GSF Arctic IV	1983	1,500 ft.	25,000 ft.	North Sea	BP	07/10
GSF Grand Banks	1984	1,500 ft.	25,000 ft.	Eastern Canada	Husky	02/09
GSF Arctic II	1982	1,200 ft.	25,000 ft.	North Sea	Paladin	04/07

Drillships
GSF C.R. Luigs	2000	10,000 ft.	35,000 ft.	U.S. Gulf of Mexico	BHP	04/09
GSF Jack Ryan	2000	10,000 ft.	35,000 ft.	West Africa	BP Angola	03/09
GSF Explorer	1998	7,800 ft.	30,000 ft.	U.S. Gulf of Mexico	BP	04/09

Third-Party Owned Semisubmersibles
Dada Gorgud	1980	1,558 ft.	25,000 ft.	Azerbaijan	BP	01/08
Istiglal	1991	1,558 ft.	25,000 ft.	Azerbaijan	BP	01/08

(1)	Estimated based on the anticipated completion date of current commitments, including executed contracts, letters of intent, and other customer commitments for which contracts have not yet been executed.
(2)	Damage occurred to the legs of the rig during Hurricane Rita. Until such time as the damaged leg sections can be replaced, we anticipate a temporary reduction in rated water depth of the rig to the 200' to 225' range from the previous 270' water depth. We anticipate it will take approximately seven months to obtain replacement leg sections.
(3)	These rigs sustained damage during hurricanes Katrina and Rita. Evaluations are still ongoing for the GSF High Island III and the GSF Adriatic VI to determine if they will be repaired or declared total constructive losses. The GSF High Island II and the GSF High Island IV are expected to resume drilling operations in the second quarter of 2006. The GSF Development Driller I is expected to begin operations in the second quarter of 2006.

During the first quarter of 2004, we retired the drillship Glomar Robert F. Bauer from active service. As a result, we accelerated the remaining depreciation on this rig, which resulted in a $1.5 million charge to depreciation expense in the first quarter of 2004. As a result of continued improvements in the offshore drilling markets, we sold this rig in the fourth quarter of 2005 for $25 million and recorded a net gain of $23.5 million. There was no tax impact related to this transaction.

On May 21, 2004, we completed the sale of our land drilling business to Precision Drilling Corporation for a total sales price of $316.5 million in an all-cash transaction. Our land drilling business consisted of a fleet of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt and three in Oman. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results—Sale of Land Drilling Fleet (Discontinued Operations).”

Rig Types. Jackup rigs have elevating legs which extend to the sea bottom, providing a stable platform for drilling, and are generally preferred in water depths of 400 feet or less. All of our jackup rigs have drilling equipment mounted on cantilevers, which allow the equipment to extend outward from the rigs’ hulls over fixed drilling platforms and enable operators to drill both exploratory and development wells. In addition, seven of our jackups have been equipped with skid-off packages, which allow the drilling equipment to be transferred to fixed production platforms.

We own one of the world’s largest fleets of HDHE jackup rigs. Three of our HDHE rigs, the GSF Galaxy I, GSF Galaxy II and GSF Galaxy III, are Universe class rig designs capable of operating in water depths up to 400 feet and are currently qualified to operate year-round in the harsh environment of the central North Sea in water depths of up to 360 feet. Our three other HDHE jackup rigs, the GSF Monarch, GSF Monitor and GSF Magellan, are Monarch class rig designs capable of operating in water depths of up to 350 feet. These rigs are capable of operating year-round in the central North Sea in water depths of up to 300 feet.

Semisubmersible rigs are floating offshore drilling units with pontoons and columns that, when flooded with water, cause the unit to partially submerge to a predetermined depth. Most semisubmersibles are anchored to the sea bottom, but some use dynamic positioning (“DP”), which allows the vessels to be held in position by computer-controlled propellers, known as thrusters. Semisubmersibles are classified into five generations, distinguished mainly by their age, environmental rating, variable deck load and water-depth capability. The GSF Aleutian Key is an upgraded second-generation conventionally moored semisubmersible capable of drilling in water depths up to 2,300 feet. The GSF Arctic I, GSF Arctic II, GSF Arctic III, GSF Arctic IV, GSF Grand Banks, GSF Rig 135 and GSF Rig 140 semisubmersibles are third-generation, conventionally moored rigs suitable for drilling in water depths ranging from 1,200 to 3,400 feet. The GSF Celtic Sea, which utilizes a mooring system that is DP-assisted, is a fourth-generation semisubmersible capable of drilling in water depths of up to 5,750 feet. The fifth-generation ultra-deepwater semisubmersibles GSF Development Driller I and GSF Development Driller II utilize a system that offers either conventional mooring or DP and are capable of drilling in water depths of up to 7,500 feet.

Our “deepwater” rigs consist of our semisubmersibles and drillships. We consider rigs with a maximum water-depth capability of 7,500 feet or more, such as the semisubmersibles GSF Development Driller I and GSF Development Driller II and the drillships GSF C.R. Luigs, GSF Jack Ryan and GSF Explorer, to be “ultra-deepwater” rigs.

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

We own all of the drilling rigs in our fleet in the table above excluding those specifically described as being owned by third parties, the GSF Explorer, which is subject to a capital lease with a remaining term of 21 years, and the GSF C.R. Luigs and GSF Jack Ryan, which are subject to fully defeased capital leases, each with a remaining term of 15 years. None of our offshore drilling rigs is currently subject to any outstanding liens or mortgages.

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

In the first quarter of 2006 we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction costs, excluding capital spares, startup costs, capitalized interest, customer-required modifications and mobilization costs, are estimated to total approximately $590 million, with construction commencing in the first quarter of 2006 and delivery currently expected during the first quarter 2009. In the first quarter of 2006 we made an initial shipyard progress payment of $53 million. We anticipate funding construction through our existing cash, cash equivalents and marketable securities balances and future cash flow from operations. We have entered into a letter of intent with a major oil and gas company for a seven-year contract for the rig, providing for expected revenues of approximately $1 billion, and expect to finalize a drilling contract in the first quarter of 2006.

Backlog. Our contract drilling backlog at December 31, 2005, was $4.8 billion, consisting of $3.8 billion related to executed contracts and $1.0 billion related to customer commitments for which contracts had not yet been executed as of February 28, 2006. Approximately $1.9 billion of the backlog is expected to be realized in 2006. Our contract drilling backlog at December 31, 2004 was $1.7 billion.

Drilling Contracts and Major Customers. Contracts to employ our crewed drilling rigs extend over a specified period of time or the time required to drill a specified well or number of wells. While the final contract for employment of a rig is the result of negotiations between us and the customer, most contracts are awarded based upon competitive bidding. For a discussion of competitive conditions, see “Item 1A. Risk Factors—The Intense Price Competition and Cyclicality of the Drilling Industry, Which is Marked by Periods of Low Demand, Excess Rig Availability and Low Dayrates, Could Have a Material Adverse Effect on Our Revenues and Profitability.” The rates specified in drilling contracts are generally on a dayrate basis and vary depending upon the type of rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions at the time of negotiations and other variables. Each contract provides for a basic dayrate during drilling operations, and may include performance premiums or lower rates or no payment for periods of equipment breakdown, adverse weather or other conditions which may be beyond our control. When a rig mobilizes to or demobilizes from an operating area, a contract may provide for different dayrates, specified fixed amounts or no payment during the mobilization or demobilization. Our ability to obtain favorable contract terms and conditions is dependent on market conditions. We are generally able to avoid contract language allowing termination at the convenience of our customers in longer term contracts, and in the current period of high demand none of our contracts allow such termination without the imposition of significant penalties, generally equal to the full dayrate for all of the remaining term or a substantial percentage of it. Such payments may, however, not fully compensate us for the loss of the contract. Contracts may also terminate for other reasons. See “Item 1A. Risk Factors—We May Suffer Losses if our Customers Terminate or Seek to Renegotiate their Contracts.”

Our business is subject to the usual risks associated with having a limited number of customers for our services. One customer accounted for more than 10% of consolidated revenues in 2005: BP provided $261.0 million of contract drilling revenues and $1.2 million of oil and gas revenues. One customer accounted for more than 10% of consolidated revenues in 2004: Total S.A. (“Total”) provided $186.0 million of contract drilling revenues. Two customers each accounted for more than 10% of consolidated revenues in 2003: Total provided $234.2 million of contract drilling revenues, and ExxonMobil provided $231.6 million of contract drilling revenues. Our results of operations could suffer a material adverse effect if any of our major customers terminates its contracts with us, fails to renew our existing contracts or refuses to award new contracts to us. See “Item 1A. Risk Factors—We Rely Heavily on a Small Number of Customers and the Loss of a Significant Customer Could Have a Material Adverse Impact on Our Financial Results.”

DRILLING MANAGEMENT SERVICES

We provide drilling management services primarily on a turnkey basis through a wholly owned subsidiary, Applied Drilling Technology Inc. (“ADTI”), and through ADT International, a division of one of our U.K. subsidiaries. ADTI operates primarily in the U.S. Gulf of Mexico, and ADT International operates primarily in the North Sea. Under a typical turnkey arrangement, we will assume responsibility for the design and execution of a well and deliver a logged or cased hole to an agreed depth for a guaranteed price, with payment contingent upon satisfactory completion of the drilling program. As part of our turnkey drilling services, we provide planning, engineering and management services beyond the scope of our traditional contract drilling business and thereby assume greater risk. In addition to turnkey arrangements, drilling management services also participates in project management operations. In our project management operations we provide certain planning, management and engineering services, purchase equipment and provide personnel and other logistical services to customers. Our project management services differ from turnkey drilling services in that the customer retains control of the drilling operations and thus retains the risk associated with the project.

Our drilling management services business is also subject to the usual risks associated with having a limited number of customers for its services. In 2005, one customer, Lundin Petroleum, accounted for $97.5 million, or 16.5%, of drilling management services revenues. Two customers each accounted for more than 10% of drilling management services revenues in 2004: William G. Helis Company, LLC provided $60.6 million, or 11.4%, of drilling management services revenues, and Lundin Britain Limited provided $56.6 million, or 10.7%, of drilling management services revenues. In 2003, one customer, BG Group, accounted for $98.9 million, or 18.7%, of drilling management services revenues. These revenues were for project management operations in the North Sea in 2003, substantially all of which were reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. No turnkey drilling customer accounted for more than 10% of drilling management services revenues for 2003. See “Item 1A. Risk Factors—We Rely Heavily on a Small Number of Customers and the Loss of a Significant Customer Could Have a Material Adverse Impact on Our Financial Results.”

As of December 31, 2005, our drilling management services revenue backlog was an estimated $23.5 million, all of which is expected to be realized in 2006. Our drilling management services backlog was an estimated $29.0 million at December 31, 2004.

OIL AND GAS OPERATIONS

We conduct oil and gas exploration, development and production activities through our oil and gas division. We acquire interests in oil and gas properties principally in order to facilitate the awarding of turnkey contracts for our drilling management services operations. In this capacity, we facilitated the award of 32 projects (24 turnkey wells and 8 well completions) in 2005. We participated in 17 of the 24 turnkey wells, of which 9 were successful. Our oil and gas activities are conducted primarily in the United States offshore Louisiana and Texas and in the U.K. sector of the North Sea.

In December 2003, we participated in a drilling project in West Africa off the coast of Mauritania. We sold our interest in this project for approximately $6.1 million and recorded a gain of $2.7 million ($2.0 million net of taxes) in connection with this sale in the first quarter of 2004. In September 2004, we completed the sale of 50% of our interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million and recorded a gain of $25.1 million ($13.3 million net of taxes) in connection with this sale. We retained an eight percent working interest in this project. Pursuant to the terms of the sale, if commodity prices exceeded a specified amount, we were also entitled to additional post-closing consideration equal to a portion of the proceeds from the production attributable to this interest sold through September 2005. In 2005, we recorded an additional gain associated with this deferred consideration arrangement of $4.5 million ($2.7 million net of taxes), which represents the entire deferred consideration earned under the sales agreement.

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

In Azerbaijan, the semisubmersibles Istiglal and Dada Gorgud operate under long-term bareboat charters between Caspian Drilling Company Limited (“CDC”), a joint venture in which we hold a 45% ownership interest, and the owner of both rigs, the State Oil Company of the Azerbaijan republic (“SOCAR”), our sole equity partner in CDC. SOCAR has granted exclusive bareboat charter rights to CDC for the life of the joint venture. During 2005, these bareboat charter rights were extended through October 2011, pursuant to an amendment to the agreement establishing CDC.

We also participate in a joint venture that operates a petroleum supply base in Indonesia. The Indonesian supply base, in which we hold a 42% ownership interest, is located at Merak Point on the western portion of the island of Java. It provides both open and covered storage and bulk chemical trans-shipment facilities. The land lease for this supply base extends through 2030. The joint venture has been offering this supply base for sale and in October 2005 the joint venture entered into an agreement with a third party to sell the entity holding the lease for the supply base. Completion of the sale is expected during the second quarter of 2006. The sale is not expected to have a material impact on our financial statements.

Local laws or customs in some areas of the world also effectively mandate establishment of a relationship with a local agent or sponsor. When appropriate in these areas, we enter into agency or sponsorship agreements.

EMPLOYEES

We had approximately 5,700 employees worldwide at December 31, 2005, excluding approximately 1,800 employees contracted through contract labor providers. We require highly skilled personnel to operate our drilling rigs and, accordingly, conduct extensive personnel training and safety programs. Approximately 200 of our local employees in Nigeria and 300 of our local employees in Trinidad are represented by labor unions. Through our membership in the U.K. Drilling Contractors Association, we have also entered into a recognition agreement with a union that covers approximately 850 of our 1000 employees in the North Sea.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age as of December 31, 2005, and office or offices currently held by each of our executive officers are as follows:

Name	Age	Office or Offices
Jon A. Marshall	54	President and Chief Executive Officer
W. Matt Ralls	56	Executive Vice President and Chief Operating Officer
Michael R. Dawson	52	Senior Vice President and Chief Financial Officer
Roger B. Hunt	56	Senior Vice President, Marketing
James L. McCulloch	53	Senior Vice President and General Counsel
Cheryl D. Richard	49	Senior Vice President, Human Resources
Marion M. Woolie	51	Senior Vice President, Operations
R. Blake Simmons	47	President of Applied Drilling Technology Inc.
Robert L. Herrin, Jr.	47	Vice President and Controller

Officers serve for a one-year term or until their successors are elected and qualified to serve. Each executive officer’s principal occupation has been as one of our executive officers or as an executive officer of one of our predecessors, Santa Fe International or Global Marine, for more than the past five years, with the exception of Ms. Richard, Mr. Simmons, and Mr. Herrin. Ms. Richard has been our Senior Vice President, Human Resources since 2003. Prior to joining our organization, Ms. Richard was Vice President, Human Resources, with Chevron Phillips Chemical Company from 2000 to 2003, prior to which she served in a variety of positions with Phillips Petroleum Company (now ConocoPhillips), including operational, commercial and international positions. Mr. Simmons has been President of Applied Drilling Technology Inc. since 2003. Previously he served as Regional Vice President of GlobalSantaFe Drilling U.K. Limited. (“GSFDUKL”) from 2001 to 2003, prior to which he served as President and Managing Director of Global Marine UK Limited (now GSFDUKL) from 2000 to 2001. He was GlobalSantaFe Drilling Company’s Vice President, Sales and Contracts from 1998 to 2000. Mr. Herrin has been Vice President and Controller since 2005. He previously served as Vice President of Internal Audit from 2002 to 2005, prior to which he served as Director of Audit from 1997 to 2002. He joined the internal audit department in 1989 and served as an Audit manager from 1990 until 1997.

Mr. Ralls was promoted to Executive Vice President and Chief Operating Officer in 2005. Mr. Ralls previously served as Senior Vice President and Chief Financial Officer from 1999 to 2005. Mr. Dawson was promoted to Senior Vice President and Chief Financial Officer in 2005. He previously served as Vice President and Controller from 2003 to 2005 and Vice President and Treasurer from 2001 to 2003, prior to which he was Vice President, Investor Relations and Corporate Communications.

OTHER

For a discussion of the effects of environmental regulation, see “Item 1A. Risk Factors—Laws and Governmental Regulations May Add to Costs or Limit Drilling Activity.” and “—Governmental Regulations and Environmental Matters Could Significantly Affect Our Operations and Environmental Liabilities Could Have an Adverse Effect on Us.” We have made and will continue to make expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures.

For a discussion of the risks associated with our foreign operations, see “Item 1A. Risk Factors—Our International Operations Involve Additional Risks Not Generally Associated With Our Domestic Operations, Which Could Have a Material Adverse Effect on Our Operations or Financial Results.” and “—We May Suffer Losses as a Result of Foreign Exchange Restrictions, Foreign Currency Fluctuations, and Limitations on the Ability to Repatriate Income or Capital to the U.S.”

ITEM 1A. RISK FACTORS

Risk Factors

A MATERIAL OR EXTENDED DECLINE IN EXPENDITURES BY THE OIL AND GAS INDUSTRY, DUE TO A DECLINE OR VOLATILITY IN OIL AND GAS PRICES, A DECREASE IN DEMAND FOR OIL AND GAS OR OTHER FACTORS, COULD SIGNIFICANTLY REDUCE OUR REVENUE AND INCOME.

Our business depends on the level of offshore oil and natural gas exploration, development and production activity in markets worldwide. Prices and demand for oil and natural gas, and market expectations of potential changes in demand and prices, significantly affect this level of activity. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Numerous factors may affect oil and natural gas prices and, accordingly, the level of demand for our services, including:

•	worldwide demand for oil and natural gas;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

•	the level of production by non-OPEC countries;

•	changes in supply and demand resulting from the development of liquefied natural gas markets;

•	the worldwide military or political environment, including uncertainty or instability resulting from the situation in Iraq or other armed hostilities in the Middle East or other geographic areas in which we operate, or further acts of terrorism in the United States or elsewhere;

•	labor, political or other disruptions that limit exploration, development and production in oil-producing countries;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions;

•	advances in exploration and development technology that may affect the marketability of our rigs; and

•	further consolidation of our customer base.

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

We may be required to idle rigs or to enter into lower dayrate contracts in response to market conditions in the future. The industry in which we operate historically has been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. During prior periods of high utilization and dayrates, industry participants have increased the supply of rigs by ordering the construction of new units. This has often created an oversupply of drilling units and has caused a decline in utilization and dayrates when the rigs enter the market, sometimes for extended periods of time as rigs were absorbed into the active fleet. Orders for construction of as many as 52 jackup rigs have been announced with delivery dates ranging from 2006 to 2009. All of these units are cantilevered units and are considered to be premium units. In the ultra-deepwater sector, there have been announcements of as many as 16 new high-specification semisubmersible rigs, including our GSF Development Driller III, four ultra-deepwater drillships and the upgrade of as many as four other semisubmersibles to ultra-deepwater units, with delivery forecast to occur from the first quarter of 2007 through 2010. A number of the contracts for units currently under construction provide for options for the construction of additional units and we believe further new construction announcements are likely for all classes of rigs pursuant to the exercise of one or more of these options and otherwise. In addition, we expect that a number of our competitors’ jackups and mid-water depth semisubmersibles that are currently “cold-stacked” (i.e. minimally crewed with little or no scheduled maintenance being performed) will continue to reenter the market. The entry into service of newly constructed, upgraded or reactivated units will increase supply and could curtail a further strengthening of dayrates, or reduce them, in the affected markets or result in a softening of the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units may exacerbate the negative impacts on utilization and dayrates. Lower utilization and dayrates in one or more of the regions in which we operate could adversely affect our revenues and profitability. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs or our goodwill balance if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these assets may not be recoverable.

CONTINUING WORLD TENSIONS, INCLUDING AS THE RESULT OF WARS, OTHER ARMED CONFLICTS AND TERRORIST ATTACKS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Continuing world tensions, including those relating to the Middle East and North Korea, as well as terrorist attacks in various locations and related unrest, have significantly increased worldwide political and economic instability, including as it relates to the exploration for and production of oil and gas. The continuation or escalation of existing armed hostilities or the outbreak of additional hostilities as a consequence of further acts of terrorism or otherwise, could cause a downturn in the economies of the United States and other countries. A lower level of economic activity could result in a decline in energy consumption or an increase in the volatility of energy prices, either of which could adversely affect dayrates or utilization, and accordingly our results of operations and future prospects. In addition, our operations in the Middle East could be directly adversely affected by post-war conditions in Iraq to the extent armed hostilities, acts of terrorism or other unrest persist. Acts of terrorism and threats of armed conflicts elsewhere in the Middle East and in or around various other areas in which we operate, such as Southeast Asia and West Africa, could also directly limit or disrupt our markets and operations through the evacuation of personnel, cancellation of drilling contracts, or loss of personnel or assets. Accordingly, our business could be materially adversely affected by the continuation of existing armed conflicts or future armed conflicts or acts of terrorism and any resulting instability, either as a result of the adverse effect of these events on the oil and gas industry or the direct impact on our operations and assets.

Terrorism and world tensions have also caused instability in some of the world’s insurance and financial markets. Immediately following the events of September 11, 2001, our war risk and terrorist insurance underwriters canceled those coverages in accordance with the terms of the policies and would only reinstate them for significantly higher premiums. We have reinstated and currently maintain war and terrorism coverage for physical damage to our entire fleet. Such war and terrorism coverage is generally cancelable by underwriters on forty-eight hours’ notice, and, accordingly, following any future acts of terrorism or armed conflicts in and around the various areas in which we operate, underwriters could cancel this coverage completely or cancel and then offer to reinstate on terms that may not be acceptable to us. We may not have insurance to cover any or all of our liabilities to our personnel for death or injury caused by terrorist acts. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

United States Government regulations effectively preclude us from actively engaging in business activities in certain countries, including oil-producing countries such as Iran. These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future.

A COMPETITOR HOLDS PATENTS THAT COULD PREVENT THE USE OF CERTAIN ASPECTS OF THE DUAL-DRILLING CAPABILITIES OF OUR TWO NEW-BUILD ULTRA-DEEPWATER SEMISUBMERSIBLES AND OUR NEW-BUILD ULTRA-DEEPWATER SEMISUBMERSIBLE TO BE CONSTRUCTED, WHICH COULD RESTRICT OUR ABILITY TO MARKET THESE RIGS OR REDUCE THE LEVEL OF REVENUES THAT THESE RIGS COULD GENERATE.

A competitor holds patents in the U.S. and many other jurisdictions regarding the drilling structure and the dual drilling activity method associated with dual drilling activity. We and two of our subsidiaries are defendants in an action in the U.S. which seeks damages and an injunction preventing the use by us of the dual drilling activity structure and method in the U.S. (see “Item 3. Legal Proceedings”). If granted, this injunction would preclude the use of certain of the dual drilling capabilities in U.S. waters of the GSF Development Driller I, the GSF Development Driller II, and the GSF Development Driller III, which could reduce the marketability of the rigs, reduce the dayrate under their current contracts and restrict the dayrate they might otherwise earn in the future. The competitor has patents in most other jurisdictions in which we might choose to market the three semisubmersibles and, if it brought and was successful in similar actions in those jurisdictions, could restrict our ability to use the dual drilling activity structure and method in those jurisdictions as well. The competitor was awarded a partial summary judgment on the issue of whether the “apparatus” fell within the scope of its patents, an issue we did not contest. We believe that the focus of the lawsuit is on the validity and enforceability of the patents and believe that the lawsuit is without merit and intend to vigorously defend it. We do not expect that the matter will have a material adverse effect on our business or financial position, results of operations or cash flows.

CERTAIN OF OUR SUBSIDIARIES ARE SUBJECT TO LITIGATION THAT, IF NOT RESOLVED IN OUR FAVOR AND NOT SUFFICIENTLY INSURED AGAINST, COULD HAVE AN ADVERSE EFFECT ON US.

We and our subsidiaries are subject to a variety of litigation and may be sued in additional cases. We cannot predict the outcome of these cases or the potential costs to resolve them. In addition, we cannot assure you that insurance will be applicable and sufficient in all cases. Certain of our subsidiaries are named as defendants in numerous lawsuits alleging personal injury as a result of exposure to asbestos, and one subsidiary has filed suit against its insurance underwriters seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of these claims. The subsidiary is continuing to receive payment from its insurers for claim settlements and legal costs and expects to continue to receive such payments during the pendency of this action. That subsidiary is also a defendant in a lawsuit filed against it by the owner of a refinery constructed by the subsidiary. The refinery owner has alleged that the subsidiary is required to defend and indemnify it against claims alleging personal injury caused by exposure to asbestos at the refinery pursuant to the terms of contracts entered into for the construction of the refinery. GlobalSantaFe Corporation has also been named as a defendant in the pending litigation, on the basis of alter ego and other legal theories. To the extent that one or more pending or future litigation matters are not resolved in our favor and are not covered by insurance, that could have an adverse effect on our financial results and condition. For additional information regarding these legal proceedings, see “Item 3. Legal Proceedings.”

TURNKEY DRILLING OPERATIONS ARE CONTINGENT ON OUR ABILITY TO WIN BIDS AND ON RIG AVAILABILITY, AND THE FAILURE TO WIN BIDS OR OBTAIN RIGS FOR ANY REASON MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL RESULTS.

Our results of operations from our drilling management services segment may be limited by certain factors, including our ability to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. Our ability to obtain turnkey drilling contracts will largely depend on the number of these contracts available for bid, which in turn will be influenced by market prices for oil and natural gas, among other factors. Furthermore, our ability to enter into turnkey drilling contracts may be constrained from time to time by the availability of GlobalSantaFe or third-party drilling rigs, the supply of which became even more constrained due to the number of rigs damaged and destroyed as a result of Hurricane Katrina and Hurricane Rita. Accordingly, results of our drilling management service operations may vary widely from quarter to quarter and from year to year.

TURNKEY DRILLING OPERATIONS EXPOSE US TO ADDITIONAL RISKS, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY, BECAUSE WE ASSUME THE RISK FOR OPERATIONAL PROBLEMS AND THE CONTRACTS ARE ON A FIXED-PRICE BASIS.

We enter into a significant number of turnkey contracts each year. Our compensation under turnkey contracts depends on whether we successfully drill to a specified depth or, under some of our contracts, complete the well. Unlike dayrate contracts, where ultimate control is exercised by the operator, we are exposed to additional risks when serving as a turnkey drilling contractor because we make all critical decisions. Under a turnkey contract, the amount of our compensation is fixed at the amount we bid to drill the well. Thus, we are not paid if operational problems prevent performance unless we choose to drill a new well at our own expense. Further, we must absorb the loss if unforeseen problems arise that cause the cost of performance to exceed the turnkey price. By contrast, in a dayrate contract, the customer generally retains these risks. The cost of contingencies could exceed revenues earned under the turnkey contracts. We are not insured against all of these risks associated with turnkey drilling operations.

FAILURE TO OBTAIN AND RETAIN KEY PERSONNEL COULD IMPEDE OPERATIONS.

We require highly skilled personnel to operate our rigs and provide technical services and support for our business. Competition for the skilled and other labor required for deepwater and other drilling operations, including for our turnkey drilling and drilling management services business and our construction projects, intensifies as the number of rigs activated or added to worldwide fleets or under construction increases. In periods of high utilization, such as the current period, we have found it more difficult to find and retain qualified individuals. We have experienced tightening in the relevant labor markets within the last year and have recently sustained the loss of experienced personnel to our customers and competitors. In response to these market conditions, we have instituted retention programs, including increases in compensation, and have incurred other costs to retain our work force. If these labor trends continue, they could increase our costs further or limit our operations.

WE RELY HEAVILY ON A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

Our contract drilling business is subject to the usual risks associated with having a limited number of customers for our services. BP provided approximately $262.2 million, or 11.6%, of our consolidated revenues in 2005. Our five next largest customers for 2005 (ChevronTexaco, Total, ExxonMobil, ENI, and Lundin Petroleum), none of which individually represented more than 10% of revenues, accounted in the aggregate for approximately 36.5% of our 2005 consolidated revenues. Total and its affiliated companies provided approximately $186.0 million, or 11%, of our consolidated revenues in 2004. Our five next largest customers for 2004 (ExxonMobil, ChevronTexaco, BP, BHP and AGIP), none of which individually represented more than 10% of revenues, accounted in the aggregate for approximately 31% of our 2004 consolidated revenues. Our results of operations could be materially adversely affected if any of our major customers terminates its contracts with us, fails to renew its existing contracts or refuses to award new contracts to us.

Our drilling management services business is also subject to the usual risks associated with having a limited number of customers for its services. In 2005, one customer, Lundin Petroleum, accounted for $97.5 million, or 16.5%, of drilling management services revenues. Our five next largest drilling management services customers, none of which individually represented more than 10% of drilling management services revenues, accounted in the aggregate for approximately 35% of drilling management services revenues for 2005. Two customers each accounted for more than 10% of drilling management services revenues in 2004: William G. Helis Company, LLC provided $60.6 million, or 11.4%, of drilling management services revenues, and Lundin Britain Limited provided $56.6 million, or 10.7%, of drilling management services revenues. Our five next largest drilling management services customers, none of which individually represented more than 10% of drilling management services revenues, accounted in the aggregate for approximately 26% of drilling management services revenues for 2004.

WE MAY SUFFER LOSSES IF OUR CUSTOMERS TERMINATE OR SEEK TO RENEGOTIATE THEIR CONTRACTS.

Certain of our contracts with customers may be cancelable at the option of the customer upon payment of a penalty. Such payments may, however, not fully compensate for us for the loss of the contract. Contracts also customarily provide for either automatic termination or termination at the option of the customer for poor performance in the event of total loss of the drilling rig, if drilling operations are suspended for extended periods of time by reason of acts of God or excessive rig downtime for repairs, or in the event of other specified conditions. Early termination of a contract may result in a rig being idle for an extended period of time. Our revenues, results of operations and cash flow may be adversely affected by customers’ early termination of contracts, especially if we are unable to recontract the affected rig within a short period of time. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. The renegotiation of a number of our drilling contracts could adversely affect our financial position, results of operations and cash flows.

RIG UPGRADE, REFURBISHMENT AND CONSTRUCTION PROJECTS, INCLUDING OUR CURRENT SEMISUBMERSIBLE CONSTRUCTION PROJECT, AND RIG REPAIRS ARE SUBJECT TO RISKS INCLUDING DELAYS AND COST OVERRUNS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

We currently have a contract for the construction of a new ultra-deepwater semisubmersible rig to be named the GSF Development Driller III. We may also enter into contracts for the construction of additional rigs and may make major upgrade and refurbishment expenditures for our fleet in the future. In addition, a number of our rigs were damaged in Hurricanes Katrina and Rita and the GSF High Island II, the GSF High Island IV, and the GSF Development Driller I are currently undergoing remediation for hurricane damage. The damage to two other rigs, the GSF High Island III and the GSF Adriatic VII, is still being assessed. When the assessment is completed, which is expected by the end of the first quarter of 2006, one or both of these rigs may undergo major refurbishment and upgrade or may be determined to be constructive total losses. The GSF Development Driller I is also undergoing remediation related to defective thrusters and for repair of problems with the rigid conduit lines of its riser. In December 2005 problems were noted on the rigid conduit lines of the riser for the GSF Development Driller II, which required that the rig be taken out of service until February 2006 for a temporary modification which allowed it to resume operations. Similar issues have been noted on the GSF Development Driller I and the spare riser string. Rig upgrade, refurbishment and construction projects and rig repairs are subject to the risks of delay or cost overruns inherent in any large construction project, including the following:

•	shortages of materials or skilled labor;

•	unforeseen engineering problems;

•	unanticipated actual or purported change orders;

•	work stoppages;

•	financial or operating difficulties of the shipyard upgrading, refurbishing or constructing the rig;

•	adverse weather conditions;

•	unanticipated cost increases; and

•	inability to obtain any of the requisite permits or approvals.

Significant cost overruns or delays could materially and adversely affect our financial condition and results of operations. We expect that the start of the initial drilling contract for the GSF Development Driller I will be delayed to the second quarter of 2006, and that the GSF High Island II and GSF High Island IV will be out of service until the second quarter of 2006. The GSF High Island III and GSF Adriatic VII will either be out of service for two years if refurbishment and upgrade are undertaken or will be permanently removed from service if they are declared to be constructive total losses. The downtime for these repairs and possible permanent loss of two of these rigs from our working fleet will have an adverse impact on our results of operations. The estimated start dates could be later if the magnitude of the damage is greater than expected or if the remediation is delayed by supply or personnel shortages, unforeseen engineering issues, adverse weather conditions or other complications such as those referenced above. We could also encounter further unexpected difficulties or complications in the use of these rigs following completion of repairs or of other rigs in the future that could result in additional downtime or the cancellation of drilling contracts. In addition, our two newly completed semisubmersibles, as well as the one about to commence construction employ advancements in technology that may lead to certain difficulties, both operational and legal, as to our use of this technology. Our inability to use this technology, or to use it efficiently, could render these rigs less competitive in the marketplace.

OUR BUSINESS INVOLVES NUMEROUS OPERATING HAZARDS AND WE ARE NOT FULLY INSURED AGAINST ALL OF THEM AND THE AMOUNT OF RISK AGAINST WHICH WE ARE NOT INSURED MAY INCREASE; THE OCCURRENCE OF AN UNINSURED OR UNIDENTIFIED EVENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our operations are subject to the usual hazards incident to the drilling of oil and natural gas wells, including blowouts, explosions, oil spills and fires. Our activities are also subject to hazards peculiar to marine operations, such as collision, grounding, and damage or loss from severe weather. All of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We insure against, or have indemnification from customers for some, but not all, of these risks. We insure only a small percentage of our fleet against loss of revenue for rigs that are damaged. Our insurance contains various deductibles and limitations on coverage. The occurrence of a significant event, including terrorist acts, war, civil disturbances, pollution, environmental damage or hurricanes, not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations, could materially and adversely affect our operations and financial condition.

Four of our semisubmersible drilling rigs in the U.S. Gulf of Mexico, the GSF Arctic I, the GSF Celtic Sea, the GSF Development Driller I and the GSF Development Driller II, sustained damage in Hurricane Katrina during August 2005 that rendered them unable to perform drilling operations. As of December 31, 2005, the GSF Arctic I and the GSF Celtic Sea had returned to service and the GSF Development Driller II had gone on contract, although it ceased operations from mid December 2005 until February 2006 due to problems with the rigid conduit lines of its riser. The GSF Development Driller I is still undergoing remediation which is currently expected to be completed during the second quarter of 2006.

Less than a month after Hurricane Katrina, in September 2005 Hurricane Rita caused considerable damage to four of our cantilevered jackup rigs in the U.S. Gulf of Mexico: the GSF High Island II, the GSF High Island III, the GSF High Island IV, and the GSF Adriatic VII. The GSF High Island II and GSF High Island IV are undergoing remediations that are expected to be completed in second quarter 2006 and the GSF High Island III and the GSF Adriatic VII are still being evaluated to determine if they can be repaired or will be declared total losses. The downtime for these repairs and possible permanent loss of two of these rigs from our working fleet will have an adverse effect on our results of operations in future periods.

All of these rigs are covered for physical damage under the hull and machinery provision of our insurance policy, which carries a deductible of $10 million per occurrence. In addition, the GSF Arctic I, the GSF Development Driller I and the GSF Development Driller II are covered by loss of hire insurance under which we are reimbursed for 100 percent of each rig’s contracted dayrate for up to a maximum of 270 days per rig following 60 days (the “waiting period”) of lost revenue. Our insurance policy provides that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we will bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricane Katrina and Hurricane Rita are each considered to be a separate occurrence. Based on remediations completed or in progress, the amount of revenue lost to us during the waiting period will be higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. None of the jackup rigs damaged during Hurricane Rita were insured for loss of hire and, therefore, a single $10 million hull and machinery deductible will apply for damage to the rigs caused by Hurricane Rita. We will be making substantial insurance claims as a result of the damage sustained by these rigs. As required by the financial accounting rules to record amounts we consider to be collectible, we have recorded both an estimate of the loss for the damage to our rigs in the hurricanes and an estimate of our expected insurance recovery for that loss. Although we are in the process of filing claims for those losses, we have not recovered any amounts from our insurers, nor have we received any assurances from them as to any such recovery. Further evaluations of the damage sustained by each rig may result in changes to these estimates and accordingly may affect our financial results in future periods. In addition, we could receive less than the anticipated amounts from our insurers for physical damage to our rigs, and we could therefore suffer losses in excess of the $10 million deductible for hull and machinery damage for various reasons, including disagreements with our insurers as to recoverable costs or financial difficulties of our insurers.

Moreover, there may be disputes with our insurers as to what amounts we may ultimately recover under our loss of hire insurance due to the thruster damage sustained by the GSF Development Driller I and the GSF Development Driller II prior to the hurricanes. The application of the 60-day waiting period provision is complicated by the fact that at the time of the hurricane both rigs were undergoing thruster remediations and accordingly, we already had put our insurance underwriters on notice as to a claim under the loss of hire section of the policy. It is currently not clear how the 60-day waiting period for the loss of hire provision will apply given the confluence of the thruster and hurricane damage. Differing interpretations of this provision could affect the amount of our recovery under our loss of hire insurance. In addition, our insurance underwriters of our insurance carriers have reserved their rights to decline coverage for the thruster damage claims on the two semisubmersibles in respect of both the hull and machinery and loss of hire coverage, which could lead to a denial of our claims. Accordingly, the total amount that may be recovered from our insurers for loss of hire currently cannot be determined and therefore we have not recorded any loss of hire recoveries related to the thruster damage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing and Financing Activities” for more information regarding these matters.

The catastrophic damage to the oil and gas industry infrastructure in the U.S. Gulf of Mexico brought about by Hurricanes Katrina and Rita and resulting insurance claims produced extremely large losses in the energy insurance market and has led to substantial increases in reinsurance premiums and significant restrictions in coverage for our direct insurance underwriters. As a result, we may experience instability in the world’s insurance markets, including capital shortfalls and liquidity concerns for insurers of our assets. Our deductible for insurance for rig physical damage is currently $10 million per occurrence, subject to a $20 million aggregate deductible and a $10 million per occurrence deductible for liability claims. As a result of insurance market conditions and developments, we may be required to pay significantly higher insurance premiums, or we may choose to increase our deductibles in order to offset or mitigate premium increases. We may also experience reductions and exclusions from coverage, such as elimination of coverage, or significant restrictions on the amount of money recoverable, for Gulf of Mexico windstorm claims, or we may elect to change our insurance coverage, by increasing deductibles, retentions and other limitations on coverage, which could effectively increase the amount of risk against which we are not insured. We may not be able to maintain adequate insurance at rates we consider reasonable or be able to obtain insurance against certain risks in the future. These developments may subject us to increased risks and could materially and adversely affect our operations and financial condition.

OUR ABILITY TO OPERATE OUR RIGS IN THE U.S. GULF OF MEXICO COULD BE RESTRICTED BY GOVERNMENT REGULATION OR REQUIREMENTS OF OUR INSURANCE UNDERWRITERS

Hurricanes Katrina and Rita caused damage to a number of rigs in the Gulf of Mexico fleet and rigs that were moved off location by the storms may have done damage to platforms, pipelines, wellheads and other drilling rigs. The Minerals Management Service (“MMS”) of the U.S. Department of the Interior is conducting hearings to determine methods to prevent or reduce the number of such incidents in the future. Insurance underwriters may require that drilling rigs meet certain operational criteria as a condition of coverage. MMS regulation or insurance underwriter requirements may mandate that jackup drilling rigs operating in the Gulf of Mexico operate with a higher air gap during hurricane season, effectively reducing the water depth in which they can operate, or that they meet stricter criteria in terms of the soil conditions in which they operate. The MMS or underwriters may take other steps that could increase the cost of operations or reduce the area of operations for these rigs, thus reducing their marketability. The MMS and insurance underwriters may also require that semisubmersibles operating in the Gulf of Mexico strengthen their mooring systems or take other steps in order to prevent the rigs from floating off location in adverse weather conditions, thereby materially increasing the capital costs of these rigs. Implementation of MMS regulations or requirements of our insurance underwriters may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations and financial condition.

OUR INTERNATIONAL OPERATIONS INVOLVE ADDITIONAL RISKS NOT GENERALLY ASSOCIATED WITH DOMESTIC OPERATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS.

Risks associated with our international operations, any of which could limit or disrupt our markets or operations, include heightened risks of:

•	terrorist acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in law or interpretation of existing law;

•	assaults on property or personnel;

•	changing political conditions;

•	foreign and domestic monetary policies; and

•	travel limitations or operational problems caused by public health threats.

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

PUBLIC HEALTH THREATS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR INTERNATIONAL OPERATIONS AND OUR FINANCIAL RESULTS.

Public health threats, such as Severe Acute Respiratory Syndrome (SARS), a highly communicable disease, outbreaks of which occurred early in 2003 in Southeast Asia and other parts of the world in which we operate, or the widespread transmission of avian influenza (bird flu) in humans, could adversely impact the global economy, the worldwide demand for oil and natural gas, and the level of demand for our services. Any quarantine of personnel or inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may materially impact operations and adversely affect our financial results.

WE MAY SUFFER LOSSES AS A RESULT OF FOREIGN EXCHANGE RESTRICTIONS, FOREIGN CURRENCY FLUCTUATIONS, AND LIMITATIONS ON THE ABILITY TO REPATRIATE INCOME OR CAPITAL TO THE U.S.

A substantial portion of our international drilling and services contracts are partially payable in local currency in amounts that are generally intended to approximate our estimated local operating costs, with the balance of the payments under the contract payable in U.S. dollars (except in Malaysia, where we will likely be paid entirely in local currency). In certain jurisdictions, including Egypt and Nigeria, regulations exist which determine the amounts payable in local currency. Those amounts can exceed the local currency costs being incurred, leading to accumulations of excess local currency, which in certain instances can be subject to either temporary blocking or difficulties in converting to U.S. dollars. To the extent our revenues and assets denominated in local currency do not equal our local operating expenses and liabilities, or during periods of idle time when no revenue is earned, we are exposed to currency exchange transaction losses, which could materially and adversely affect our results of operations and financial condition. We incurred foreign currency exchange losses totaling approximately $2.3 million in 2005. We incurred foreign currency exchange losses totaling approximately $6.1 million in 2004. Our foreign currency exchange gains and losses were immaterial for 2003. Although we have not historically entered into financial hedging arrangements to manage risks relating to fluctuations in currency exchange rates, we may enter into such arrangements in the future.

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

Governments in some non-U.S. countries have become increasingly active in regulating and controlling the ownership of concessions, companies holding concessions, the exploration for oil and natural gas, and other aspects of the oil and natural gas industries in these countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS COULD SIGNIFICANTLY AFFECT OUR OPERATIONS AND ENVIRONMENTAL LIABILITIES COULD HAVE AN ADVERSE EFFECT ON US.

Our operations are subject to numerous federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. As a result, the application of these laws could have a material adverse effect on our results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons, or subjecting us to liability. For example, we, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the Outer Continental Shelf, are liable for damages and for the cost of removing oil spills for which we may be held responsible, subject to certain limitations. Our historical and current operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Laws and regulations protecting the environment have generally become more stringent and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. We have potential liabilities under various statutes regulating the cleanup of a number of hazardous waste disposal sites and cannot assure you that we will not be named in similar matters in the future. In addition, one of our subsidiaries is a defendant, along with nineteen other companies, in a lawsuit filed on behalf of three landowners in Louisiana. That lawsuit alleges that the defendants contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. To the extent that one or more pending or future environmental matters or lawsuits are not resolved in our favor and are not covered by insurance, that could have an adverse effect on our financial results and condition. For a discussion of potential environmental liabilities affecting us, see “Item 3. Legal Proceedings—Environmental Matters.”

WE ARE SUBJECT TO CHANGES IN TAX LAWS.

We are a Cayman Islands company and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to changes in tax laws, treaties, and regulations in and between countries in which we operate, including treaties between the U.S. and other nations. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A material change in these tax laws, treaties or regulations, including those in and involving the U.S., could result in a higher effective tax rate on our worldwide earnings.

Proposed legislation has been introduced in the U.S. Congress over the past several years that would limit the deductibility of certain interest expense on related-party indebtedness. A similar proposal has also been included in the President’s fiscal year 2007 budget proposals. Such legislation, if enacted, could cause a significant increase in our U.S. tax liability. The American Jobs Creation Act of 2004 mandated the U.S. Treasury to complete a study on the effect of certain deductions such as related-party interest. It is possible that the U.S. Congress will propose further legislation in this regard after the study has been completed.

Our income tax returns are subject to review and examination in various countries. We are currently under review in various countries, and some of those countries have issued proposed adjustments to our tax returns. While we have agreed to certain adjustments in some of the countries, we believe that our tax returns are materially correct as filed, and we will defend ourselves against any adjustments that we determine to be unwarranted. We cannot rule out the possibility that we may not prevail in all cases or that the final outcome of any future assessment may be adverse to us. However, we do not believe that the ultimate resolution of these outstanding or future assessments will have a material adverse affect on our financial position, results of operations and cash flows.

WE MAY BE LIMITED IN OUR USE OF NET OPERATING LOSSES.

Our ability to benefit from our deferred tax assets depends on us having sufficient future earnings to utilize our net operating loss (“NOL”) carryforwards before they expire. We have established a valuation allowance against the future tax benefit for a number of our foreign NOL carryforwards, and we could be required to record an additional valuation allowance against our foreign or U.S. deferred tax assets if market conditions change materially and, as a result, our future earnings are, or are projected to be, significantly less than we currently estimate. Our NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities of the jurisdictions where the NOLs were incurred.

As of December 31, 2005, we had approximately $375.9 million of NOL carryforwards for U.S. federal income tax purposes. These NOL carryforwards include NOL carryforwards of Global Marine from periods prior to the 2001 merger of Global Marine with one of our subsidiaries. Section 382 of the U.S. Internal Revenue Code could limit the use of some of these Global Marine NOL carryforwards if the direct and indirect ownership of the stock of Global Marine changed by more than 50% in certain circumstances over a prescribed testing period. The Internal Revenue Service may take the position that the Merger caused a greater-than-50-percent ownership change with respect to Global Marine. If the Merger did not result in such an ownership change, changes in the ownership of our ordinary shares following the Merger may have resulted in such an ownership change. In the event of such an ownership change, the Section 382 rules would limit the utilization of Global Marine’s NOL carryforwards in each taxable year ending after the ownership change to an amount equal to a federal long-term tax-exempt rate published monthly by the Internal Revenue Service, multiplied by the fair market value of all of Global Marine’s stock, each determined at the time of the ownership change. For purposes of this calculation, the value of Global Marine’s stock at such time may be subject to adjustments that would further limit our ability to utilize Global Marine’s NOL carryforwards. If a limitation were imposed under Section 382, it could result in Global Marine’s NOL carryforwards expiring unused or in our inability to fully offset taxable income with NOLs in a particular year, even though our NOL carryforwards exceeded our taxable income for that year.

WE MAY BE REQUIRED TO ACCRUE ADDITIONAL TAX LIABILITY ON CERTAIN EARNINGS.

We have not provided for U.S. deferred taxes on the unremitted earnings of our U.S. subsidiaries that are permanently reinvested. Should a distribution be made from the unremitted earnings of these U.S. subsidiaries, we could be required to record additional U.S. current and deferred taxes that, if material, could have an adverse effect on our financial position, results of operations and cash flows.

OUR SHAREHOLDERS HAVE LIMITED RIGHTS UNDER CAYMAN ISLANDS LAW.

We are incorporated under the laws of the Cayman Islands, and our corporate affairs are governed by our memorandum of association and our articles of association and by the Companies Law (2004 Revision) of the Cayman Islands. Principles of law relating to matters such as the validity of corporate procedures, the fiduciary duties of management, directors and controlling shareholders, and the rights of shareholders differ from those that would apply if we were incorporated in a jurisdiction within the United States. Further, the rights of shareholders under Cayman Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent applicable in some U.S. jurisdictions. As a result, our shareholders may face more uncertainty in protecting their interests in the face of actions by the management or directors than they might have as shareholders of a corporation incorporated in a U.S. jurisdiction.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

In August 2004, certain of our subsidiaries were named as defendants in six lawsuits filed in Mississippi, five of which are pending in the Circuit Court of Jones County and one of which is pending in the Circuit Court of Jasper County, Mississippi, alleging that certain individuals aboard our offshore drilling rigs had been exposed to asbestos. These six lawsuits are part of a group of twenty-three lawsuits filed on behalf of approximately 800 plaintiffs against a large number of defendants, most of which are not affiliated with us. Our subsidiaries have not been named as defendants in any of the other seventeen lawsuits. The lawsuits assert claims based on theories of unseaworthiness, negligence, strict liability, and our subsidiaries’ status as Jones Act employers, and seek unspecified compensatory and punitive damages. In general, the defendants are alleged to have manufactured, distributed or utilized products containing asbestos. In the case of our named subsidiaries and that of several other offshore drilling companies named as defendants, the lawsuits allege those defendants allowed such products to be utilized aboard offshore drilling rigs. We have not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos aboard our rigs, whether they were employees nor their period of employment, the period of their alleged exposure to asbestos, nor their medical condition. Accordingly, we are unable to estimate our potential exposure to these lawsuits. We historically have maintained insurance that we believe will be available to address any liability arising from these claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

We and two of our subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the GSF Development Driller I and the GSF Development Driller II semisubmersibles infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorneys’ fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. On December 1, 2005, the court granted a partial summary judgment in favor of Transocean on the issue of whether the “apparatus” aboard our rigs was so similar to that patented by Transocean that it fell within the scope of their patents, an issue we had not contested. We believe the focus of the lawsuit is the validity and enforceability of the patents; that is, whether the patents would have or should have been issued had Transocean supplied the patent office with all of the available information regarding similar methods and apparatus either used by the industry or designed for its use prior to Transocean’s claimed invention date. These issues will be the subject of the trial, which is not expected to occur prior to the summer of 2006. We believe that the lawsuit is without merit and intend to vigorously defend it. We do not expect that the matter will have a material adverse effect on our business or financial position, results of operations or cash flows.

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

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2005, the subsidiary had been named as a defendant in approximately 4,000 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of December 31, 2005, from $30 million to $40 million has been expended to resolve claims, with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we rely on information from the insurers of our subsidiary for information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, the amount expended by the insurers is not known with precision. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

The same subsidiary has been a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arises out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by the Company’s subsidiary. Union has alleged that the subsidiary is required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. GlobalSantaFe Corporation has also been named as a defendant in the pending litigation. Union intends to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and seeks to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. We believe that the allegations of the lawsuit are without merit and intend to vigorously defend against the lawsuit, but we cannot provide any assurance as to its ultimate outcome.

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

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site. We and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has now been entered by the court. The parties to the settlement have entered into a participation agreement, which makes us liable for approximately 8% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, we expect that our share of the remaining remediation costs will not exceed approximately $500,000. There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

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

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of which are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies 95 wells drilled on the property in question beginning in 1939 and alleges that our subsidiary was the operator or non-operating partner in 13 of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, and improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra-hazardous activity, and that they violated various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. We do not have sufficient information at this time to form an opinion as to the merits of the lawsuit or its potential liability, if any, but intend to vigorously defend against the lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Ordinary Shares, $.01 par value per share, are listed on the New York Stock Exchange under the symbol “GSF.” The following table sets forth the high and low sales prices of our Ordinary Shares as reported on the New York Stock Exchange Composite Transactions Tape for the calendar periods indicated.

	Price per Share
	High	Low
2005
First Quarter	$39.05	$31.95
Second Quarter	44.00	32.27
Third Quarter	48.00	40.30
Fourth Quarter	50.22	39.15

2004
First Quarter	$30.69	$23.44
Second Quarter	28.94	24.03
Third Quarter	31.75	24.53
Fourth Quarter	33.20	27.22

On February 28, 2006, the closing price of the Ordinary Shares, as reported by the NYSE, was $55.34 per share. As of February 28, 2006, there were approximately 2,744 shareholders of record of Ordinary Shares. This number does not include shareholders for whom shares are held in a nominee or street name.

DIVIDEND POLICY

We paid dividends of $0.05 per share in all quarters in 2004, $0.075 in the first two quarters of 2005, and $0.15 in the last two quarters of 2005. On December 8, 2005, our Board of Directors increased the dividend to $0.225 payable to shareholders of record as of December 31, 2005. This dividend was paid on January 13, 2006. The dividends paid in a given quarter relate to the immediately preceding quarter. Our payment of dividends in the future, if any, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, cash requirements, future business prospects, and other factors.

ISSUER REPURCHASES OF ORDINARY SHARES

The following table details our repurchases of ordinary shares for the three months ended December 31, 2005:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2005	—		—	—	$98.6 million	(2)
November 1 - 30, 2005	—		—	—	$98.6 million	(2)
December 1 - 31, 2005	20,000,000	(1)	$48.86	—	$98.6 million	(2)
Total	20,000,000	(1)	$48.86	—	$98.6 million	(2)

(1)	We purchased 20,000,000 of our shares from a subsidiary of Kuwait Petroleum Corporation on December 19, 2005, pursuant to a privately negotiated stock purchase transaction. We purchased these shares with the net proceeds to us from a concurrent public offering of an equivalent number of shares. All 20,000,000 shares were purchased at a price of $48.86 per share, which was the same as the net price received by us in the public offering.
(2)	On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. This repurchase plan superseded our prior plan, authorized by our Board of Directors in August 2002 authorizing the purchase of up to $150 million of our ordinary shares. The repurchase of shares set forth in the table above was not pursuant to the August 2002 plan and no repurchases were made under the plan in the quarter ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

In the following table, our operating results for 2005, 2004, 2003 and 2002 represent operations of the combined company. Operating results for 2001 include Global Marine’s operations for the full year and Santa Fe International’s operations from the November 2001 merger date (42 days). As a result, comparisons to data for 2001 may not be meaningful. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

FIVE-YEAR REVIEW

(In millions, except per share and operational data)

	2005	2004	2003	2002	2001
Financial Performance
Revenues:
Contract drilling	$1,640.2	$1,176.9	$1,263.9	$1,458.8	$960.4
Drilling management services	566.6	515.2	523.4	400.6	409.3
Oil and gas	56.7	31.6	20.9	10.6	13.9

Total revenues	$2,263.5	$1,723.7	$1,808.2	$1,870.0	$1,383.6

Operating income:
Contract drilling	$445.3	$119.1	$138.0	$334.7	$338.5
Drilling management services	31.3	6.7	31.7	28.6	33.4
Oil and gas	33.9	19.4	12.0	4.8	8.4
Gain (loss) on involuntary conversion of long-lived assets, net of related insurance recoveries and loss of hire recoveries (1)	(6.2)	24.0	—	—	—
Gain on sale of assets (2)	28.0	27.8	—	—	35.6
Impairment loss on long-lived asset (3)	—	(1.2)	—	—	—
Restructuring costs (4)	—	—	(3.4)	—	(22.3)
Corporate expenses	(67.9)	(62.0)	(52.7)	(61.8)	(28.1)

Total operating income	464.4	133.8	125.6	306.3	365.5

Other income (expense)
Interest expense	(41.3)	(55.5)	(67.5)	(57.1)	(57.4)
Interest capitalized	38.1	41.0	34.9	20.5	1.1
Interest income	22.7	12.3	11.2	15.1	13.9
Loss on retirement of long-term debt (5)	—	(32.4)	—	—	—
Other (6)	2.1	(1.2)	25.0	2.3	(0.6)

Total other income (expense)	21.6	(35.8)	3.6	(19.2)	(43.0)

Income before income taxes	486.0	98.0	129.2	287.1	322.5

Provision for income taxes:
Current income tax provision	57.1	52.6	26.7	45.9	22.2
Deferred income tax provision (benefit)	5.8	14.0	(11.7)	(20.3)	101.5

Total provision for income taxes (7)	62.9	66.6	15.0	25.6	123.7

Income from continuing operations	423.1	31.4	114.2	261.5	198.8

Income from discontinued operations, net of tax effect (8)	—	112.3	15.2	16.4	—

Net income	$423.1	$143.7	$129.4	$277.9	$198.8

	2005	2004	2003	2002	2001
Earnings per ordinary share (Basic):
Income from continuing operations	$1.76	$0.13	$0.49	$1.12	$1.52
Income from discontinued operations	—	0.48	0.06	0.07	—

Net income	$1.76	$0.61	$0.55	$1.19	$1.52

Earnings per ordinary share (Diluted):
Income from continuing operations	$1.73	$0.13	$0.49	$1.11	$1.50
Income from discontinued operations	—	0.48	0.06	0.07	—

Net income	$1.73	$0.61	$0.55	$1.18	$1.50

Average ordinary shares—Basic	240.9	234.8	233.2	233.7	130.5
Average ordinary shares—Diluted	245.1	237.2	234.9	236.5	137.5
Cash dividends declared per ordinary share (9)	$0.600	$0.225	$0.175	$0.13	$0.0325
Capital expenditures (10)	$396.9	$452.9	$466.0	$574.1	$158.4
Depreciation, depletion and amortization	$275.3	$256.8	$257.5	$239.1	$146.3

Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges	5.40	1.66	2.04	4.31	4.36

Financial Position (end of year)
Working capital	$993.8	$451.6	$1,020.7	$712.0	$722.2
Properties and equipment, net	$4,317.8	$4,329.9	$4,180.2	$4,194.0	$3,897.6
Total assets	$6,222.1	$5,998.2	$6,149.7	$5,828.7	$5,528.9
Long-term debt, including capital lease obligations	$574.2	$586.0	$1,230.9	$941.9	$929.2
Shareholders’ equity	$4,957.5	$4,466.4	$4,327.6	$4,234.2	$4,033.2

Operational Data
Average rig utilization (11) (13)	96%	86%	85%	89%	93%
Average revenues per day (12) (13)	$78,900	$63,500	$65,900	$72,400	$75,400
Number of active rigs—(end of year) (13)	61	59	59	58	58
Turnkey wells drilled	80	89	85	78	97
Turnkey completions	19	30	31	20	22
Number of employees (end of year)	5,700	5,300	7,100	7,200	8,400

(1)	In the third quarter of 2005 our fleet in the U.S. Gulf of Mexico was impacted by both Hurricane Katrina and Hurricane Rita. In that quarter we recorded an involuntary loss totaling $127 million against the carrying value of rigs damaged in the storms, offset by $117 million in anticipated insurance recoveries. The net loss of $10 million for that quarter represents our insurance deductible for Hurricane Rita, while the 60-day waiting period under our loss of hire insurance policy will serve as the only insurance deducible for Hurricane Katrina. In the fourth quarter of 2005 we recorded $3.8 million for estimated recoveries from insurers under this loss of hire insurance policy related to Hurricane Katrina, resulting in a net loss for 2005 of $6.2 million. In 2004, the jackup GSF Adriatic IV encountered well control problems, caught fire and sank while drilling in the Mediterranean Sea off the coast of Egypt. We received insurance proceeds totaling $40.0 million, net of our deductible, and recorded a gain of $24.0 million, net of taxes.
(2)

The 2004 amount includes the sale of our oil and gas division’s interests in two oil and gas projects. In the first quarter 2004, our oil and gas division sold its interest in a drilling project in West Africa for approximately $6.1 million, recording a gain of $2.7 million. In the third quarter 2004, our oil and gas division sold a portion of its interest in the Broom Field development project in the North Sea for approximately $35.9 million, recording a gain of $25.1 million. Pursuant to the terms of the Broom Field sale, if commodity prices exceeded a specified amount, we were also entitled to additional post-closing consideration equal to a portion of the proceeds from the production attributable to this interest sold through September 2005. In 2005 we recorded an additional gain associated with this deferred consideration arrangement of $4.5 million, which represents the entire deferred consideration earned under the sales agreement. In 2005 we also sold the Glomar Robert F. Bauer drillship for $25 million and recorded a net pre-tax gain of $23.5 million. The 2001 amount includes a $35.1 million gain on the sale of the Glomar Beaufort Sea I concrete island drilling system, which was sold in June 2001.

(3)	In 2004, we sold the platform rig Rig 82 for a nominal sum in connection with our exit from the platform rig business and recognized an impairment loss of approximately $1.2 million.
(4)	Restructuring costs for 2003 represent changes in estimated restructuring costs associated with Global Marine recorded in 2001 in connection with the Merger.
(5)	In 2004 we completed the redemption of the entire outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, recognizing a loss on the early retirement of debt of approximately $32.4 million.
(6)	The 2003 amount includes $22.3 million awarded to us as a result of the settlement of claims filed in 1993 with the United Nations Compensation Commission for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures.
(7)	In 2004, we completed a subsidiary realignment to separate our international and domestic holding companies, which included transferring ownership of certain rigs between our domestic and international subsidiaries. The transaction resulted in a charge of $42.5 million, $5.1 million of which is included in current tax expense and $37.4 million of which is included in deferred tax expense. The 2001 amount includes a $47.2 million charge for increased valuation allowances, partially offset by adjustments to prior years’ tax contingencies.
(8)	In 2004, we sold our land drilling business for a total sales price of $316.5 million, recognizing a gain of $113.1 million, net of taxes. Operating results for our land drilling operations have historically been included in contract drilling results. As a result of this sale, however, results of land drilling operations have been excluded from contract drilling results and are reflected in “Income from discontinued operations, net of tax effect” for all periods presented. Land rig operations for 2001 (42 days) are considered immaterial to our results of operations.
(9)	In 2001, cash dividends declared per ordinary share included a regular quarterly cash dividend of $0.0325 per ordinary share approved by our Board of Directors in December 2001. Global Marine historically did not pay dividends on its common stock.
(10)	Capital expenditures include $49.8 million, $63.9 million, $16.6 million, $19.2 million and $6.4 million of capital expenditures related to our rig building program that had been accrued but not paid as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively.
(11)	The average rig utilization rate for a period represents the ratio of days in the period during which the rigs were under contract to the total days in the period during which the rigs were available to work.
(12)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of reimbursed expenses, totaling $67.4 million, $32.5 million, $46.9 million, $64.4 million, and $26.5 million for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively. Average revenues per day including these reimbursed expenses would have been $82,300, $65,100, $67,700, $74,500, and $77,800, for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively. The calculation of average revenues per day excludes all contract drilling revenues related to our platform rig operations.
(13)	The GSF High Island III and the GSF Adriatic VII have been excluded from our calculation of utilization and average revenues per day effective September 23, 2005 and September 26, 2005, respectively. Both rigs sustained damage during Hurricane Rita and until it can be determined if the rigs will be repaired or declared a total constructive loss, we no longer consider them available for contract. Until a determination is made, however, we still consider them part of our active rig count.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs. Our fleet includes 45 cantilevered jackup rigs, 11 semisubmersibles and three drillships and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. Included in these fleet numbers are four jackup rigs and one semisubmersible rig that are currently not capable of performing drilling operations due to damage arising as a result of hurricanes Katrina and Rita. The semisubmersible rig and two of the jackup rigs are currently undergoing remediations while the damage to the other two jackup rigs is currently being assessed and one or both of these rigs may be declared constructive total losses (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Involuntary Conversion of Long-Lived Assets and Related Recoveries”). Until a declaration can be made, both jackup rigs are unable to be contracted and they have been excluded for purposes of our utilization calculations. We also have a contract for the construction of an additional ultra-deepwater semisubmersible, to be named the GSF Development Driller III, and construction is expected to commence in the first quarter of 2006.

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

We derive substantially all of our revenues from our contract drilling and drilling management services operations, which depend on the level of drilling activity in offshore oil and natural gas exploration and development markets worldwide. These operations are subject to a number of risks, many of which are outside our control. For a discussion of these risks, see “Item 1A. Risk Factors.”

On May 21, 2004, we completed the sale of our land drilling business to Precision Drilling Corporation for a total sales price of $316.5 million in an all-cash transaction. Our land drilling fleet consisted of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt and three in Oman. Operating results for our land drilling operations had historically been included in contract drilling results. As a result of this sale, however, results of land drilling operations have been excluded from contract drilling results and are reflected in “Income from discontinued operations, net of tax effect” in the consolidated statements of income for the year ended 2004 and 2003. For further information regarding our land drilling operations, see “Operating Results—Sale of Land Drilling Fleet (Discontinued Operations).”

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

We use a December 31 measurement date for our pension plans. The following assumptions were used to determine our pension benefit obligations:

	December 31, 2005		December 31, 2004
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Discount rate	5.50%	5.00%	5.75%	5.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

The following weighted average assumptions were used to determine our net periodic pension cost:

	Year Ended December 31,
	2005		2004		2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Discount rate	5.75%	5.25%	6.25%	5.50%	6.75%	6.75%
Expected long-term rate of return	8.75%	8.50%	9.00%	9.00%	9.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.50%	4.25%	4.50%	4.75%

The discount rates used to calculate the net present value of future benefit obligations at December 31, 2005 and 2004, and pension costs for the years ended December 31, 2005, 2004 and 2003, for both our U.S. and U.K. plans are based on the average of current rates earned on long-term bonds that receive a Moody’s rating of Aa or better.

We employ third-party consultants for our U.S. plans who use a portfolio return model to assess the initial reasonableness of the assumption on expected long-term rate of return on plan assets. Using asset class return, variance, and correlation assumptions, the model produces both the expected return and the distribution of possible returns (at every fifth percentile) for the chosen portfolio. Return assumptions developed by these consultants are forward-looking gross returns and are not developed solely by an examination of historical returns. The building block approach used by the portfolio return model begins with the current U.S. Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. The model then adds corporate bond spreads and equity risk premiums based on current market conditions, to develop the return expectations for each asset class based on the investment mix for our pension plans. The volatility and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted by our consultants to reflect expected capital market trends.

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

Following is a summary of how changes in the assumed discount rate and expected return on assets, assuming all other factors remain unchanged, would affect the net periodic pension and postretirement benefit expense for 2005 and related pension and postretirement benefit obligations as of December 31, 2005:

	2005	Discount Rate		Return on Plan Assets
		+0.25%	-0.25%	+0.25%	-0.25%
	(In millions)
Net Periodic Pension Cost:
U.S. plans	$23.9	$22.2	$25.7	$23.3	$24.6
U.K. plans	$15.1	$13.2	$17.1	$14.8	$15.4

Accumulated Benefit Obligation:
U.S. plans	$353.5	$341.6	$365.8	N/A	N/A
U.K. plans	$161.8	$154.6	$176.8	N/A	N/A

Projected Benefit Obligation:
U.S. plans	$397.4	$383.6	$411.7	N/A	N/A
U.K. plans	$179.3	$167.6	$192.1	N/A	N/A

As of December 31, 2005, we had an unrecognized actuarial loss totaling $163.5 million for our U.S. and U.K. plans. This loss will be recognized in net periodic pension cost over the estimated remaining service lives of the active participants in the plans. Approximately $14.0 million of this loss is expected to be recognized in 2006.

The calculation of our other postretirement benefits costs and liabilities includes the weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits. This assumption is based on data available to management at the time the assumption is made. Actual results could differ materially from estimated amounts.

For further discussion of the components of our net periodic pension cost and funded status of our pension plans, see Note 10 of Notes to Consolidated Financial Statements.

PROPERTIES AND DEPRECIATION

Rigs and Drilling Equipment. Capitalized costs of rigs and drilling equipment include all costs incurred in the acquisition of capital assets including allocations of interest costs incurred during periods that assets are under construction and while they are being readied for their initial contract. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of property sold or retired and the related accumulated depreciation are removed from the accounts; resulting gains or losses are included in income.

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

Impairment of Rigs and Drilling Equipment. We review our long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144, among other things, requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value and establishes criteria to determine when a long-lived asset is classified as available for sale. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of carrying amount or fair value less cost to sell. We did not incur any impairment charges in 2005. We recorded an impairment charge of approximately $1.2 million in the first quarter of 2004 related to the sale of the platform rig Rig 82 for a nominal sum in connection with our exit from the platform rig business. We did not incur any impairment charges in 2003.

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

As of December 31, 2004, $71.6 million of a $76.1 million U.S. NOL was expected to expire unutilized at the end of 2005. As a result, we carried a $71.6 million valuation allowance against the 2005 expiring NOL. Over the course of 2005, U.S. taxable income increased significantly as compared to the 2004 estimate to the extent that only $6.3 million of the 2005 expiring NOL was unutilized at the end of the year. As a consequence, $69.8 million of the U.S. valuation allowance was released which resulted in a $24.9 million U.S. tax benefit in 2005. As of December 31, 2005 all of the remaining valuation allowance relates to foreign NOL carryforwards.

In August 2005 Hurricane Katrina damaged four of our semisubmersible rigs in the U.S. Gulf of Mexico, and in late September 2005 Hurricane Rita caused damage to four jackup rigs in the U.S. Gulf of Mexico. As a result of the damage, we recorded, a $127 million involuntary conversion loss offset by $117 million in insurance recoveries. The impact on U.S. taxable income consists of the net $10 million loss, which represented the hull and machinery deductible, and the $3.8 million we recorded in the fourth quarter related to expected recoveries from insurers under our loss of hire insurance policy, as discussed in “Management’s Discussion and Analysis—Involuntary Conversion of Long-Lived Assets and Related Recoveries.” The net tax impact of the $10 million hull and machinery deductible and the expected $3.8 million insurance recoveries under our loss of hire insurance is $2.7 million, all of which is included in the $29 million estimated negative impact of the hurricanes on our 2005 results.

In November 2005 the drillship Glomar Robert. F. Bauer was sold resulting in a gain for financial accounting purposes of $23.5 million, which was not subject to income taxes in any jurisdiction.

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

For a discussion of the impact of changes in estimates and assumptions affecting our deferred tax assets and liabilities, along with the components of our current and deferred income tax provisions, assets and liabilities, see “Operating Results—Income Taxes” following in this section and Note 11 of Notes To Consolidated Financial Statements.

TURNKEY DRILLING ESTIMATES

Turnkey drilling projects often involve numerous subcontractors and third party vendors, and, as a result, the actual final project cost is typically not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits upon completion of turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. For a discussion of the estimated costs recognized as part of our turnkey drilling operations at December 31, 2005, and the impact of revisions to estimated prior period costs on our drilling management services operations, see “Operating Results—Drilling Management Services.”

Current Market Conditions and Trends

Although market conditions continue to improve in all of the world’s major offshore markets, historically the offshore drilling business has been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles have been volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers and the highly competitive nature of the offshore drilling industry. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates or appear to be improving, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. A summary of current industry market conditions and trends in our areas of operations follows:

Worldwide

Our current worldwide market outlook for 2006 is one of continuing increases in demand, the result of which should be continued high levels of utilization and improvement in dayrates for our drilling rigs with available uncontracted time.

As market conditions improve further, we expect that a number of our competitors’ jackups and mid-water depth semisubmersibles that are currently “cold-stacked” (i.e. minimally crewed with little or no scheduled maintenance being performed) will continue to reenter the market. In addition, orders for the construction of 52 jackup rigs have been announced with delivery dates ranging from 2006 to 2009. All of these units are considered to be premium units. In the ultra-deepwater sector, there have been announcements of 16 new high-specification semisubmersible rigs, including our GSF Development Driller III, four ultra-deepwater drillships, and the upgrade of four other semisubmersibles to ultra-deepwater units, with delivery forecast to occur from the first quarter of 2007 through 2010. A number of the contracts for units currently under construction provide for options for the construction of additional units, and we believe further new construction announcements are likely for all classes of rigs pursuant to the exercise of one or more of these options or otherwise. During prior periods of high utilization and dayrates, the entry into service of newly constructed, upgraded and reactivated rigs created an oversupply of drilling units and a decline in utilization and dayrates, sometimes for extended periods of time as rigs were absorbed into the active fleet. We do not currently anticipate that this increase in the number of active units will have a significant adverse effect on dayrates in the near future as there are indications of increased demand for these units over the course of the next few years. Any further increase in construction of new drilling units, however, may exacerbate any adverse effect on future utilization and dayrates.

Deepwater and Ultra-Deepwater Market

Dayrates for deepwater and ultra-deepwater rigs escalated in 2005, reaching historical highs. This trend has continued into 2006. All deepwater and ultra-deepwater units in the U.S. Gulf of Mexico are fully contracted for virtually all of 2006. Deepwater and ultra-deepwater units outside of the U.S. Gulf of Mexico are also fully employed through virtually all of 2006. Deepwater requirements of oil companies continue to grow, and, to the extent the demand created by these new projects cannot be addressed through rig farmouts, the projects will have to be deferred until 2007 or 2008. Under these market conditions, we anticipate that we will continue to experience upward pressure on dayrates for our deepwater and ultra-deepwater rigs.

U.S. Gulf of Mexico

Jackup fleet utilization in the U.S. Gulf of Mexico remained above the 90 percent level at the end of 2005, and associated dayrates continue to rise. All marketed semisubmersibles in the U.S. Gulf of Mexico are currently fully employed. Terms of contracts began to lengthen in the second quarter of 2005 and this trend continues. The impact of Hurricanes Katrina and Rita on both the jackup and semisubmersible fleets in the U.S. Gulf of Mexico has been significant, with hurricane-related damage putting a number of rigs out of service temporarily and in some cases permanently. We expect that the effect of these storms, which have reduced rig supply, will result in continued upward pressure on dayrates and longer contract terms in this market in 2006.

North Sea

The market for mid-water depth semisubmersibles, HDHE jackups and standard jackups continues to improve in the North Sea. We believe the market for HDHE and standard-specification jackup rigs will remain strong in 2006, with dayrates for these rigs continuing to increase. Dayrates for marketed semisubmersibles in the North Sea have surpassed historical highs for work commencing in mid 2006 and we expect the demand for the rigs to remain strong.

West Africa

Demand in each segment of the West Africa market continues to strengthen. The West Africa jackup fleet is currently fully utilized, and dayrates are increasing to record levels. The mid-water semisubmersible segment has also experienced full employment and high dayrates. Similarly, in the deepwater and ultra-deepwater segments, we have observed strong demand and increasing dayrates. There is no availability within the present offshore fleet in West Africa, and, as a consequence, we expect rigs to move into the region during 2006.

Southeast Asia

Dayrates for jackups in the Southeast Asia market surpassed historical highs during 2005. We continue to expect increasing demand to exceed the available supply of rigs for 2006, creating shortages of available rigs and possibly delaying some drilling programs. Due to increases in demand in other jackup markets, we believe it is unlikely that there will be any significant movements of rigs into this area from other markets in 2006. As a result, we expect upward pressure on dayrates to continue at least until the delivery of the speculative newbuild rigs (rigs that are built without a client commitment) currently under construction in Singapore. The newbuild delivery period currently extends from early 2006 to 2010, with peak delivery activity of speculative rigs scheduled to occur in 2007.

Middle East and Mediterranean

We expect the jackup market in the Mediterranean to remain in balance through 2006. By early 2007, we expect the jackup fleet in the Mediterranean to increase by at least two additional units in order to meet demand requirements associated with announced exploration and development projects. The Gulf of Suez continues to remain strong with all ten jackups in this area fully utilized. Dayrates for this sector are at all-time highs. Strong market fundamentals remain intact for the Arabian Gulf due primarily to increasing demand offshore Saudi Arabia and Qatar. We anticipate the near-term supply shortages and opportunities for significant increases in dayrates in the Arabian Gulf jackup market to be at least partially offset in 2007 by the delivery of newbuild rigs currently under construction.

South America and Other

The other markets in which we operate, South America, Canada and the Azerbaijan area of the Caspian Sea, remain stable and we expect little change through 2006.

Labor markets

We require highly skilled personnel to operate our rigs and provide technical services and support for our business. Competition for the skilled and other labor required for deepwater and other drilling operations, including for our turnkey drilling and drilling management services business and our construction projects, intensifies as the number of rigs activated or added to worldwide fleets or under construction increases. In periods of high utilization, such as the current period, we have found it more difficult to find and retain qualified individuals. We have experienced tightening in the relevant labor markets within the last year and have recently sustained the loss of experienced personnel to our customers and competitors. In response to these market conditions we have instituted retention programs, including increases in compensation, and have incurred other costs to retain our work force. We expect these programs, along with the other costs, to increase our offshore labor costs by approximately $65 million for 2006. If these labor trends continue, they could increase our costs further or limit our operations.

Proposed Regulations and Insurance Underwriter Requirements

Hurricanes Katrina and Rita caused damage to a number of rigs in the Gulf of Mexico fleet and rigs that were moved off location by the storms may have done damage to platforms, pipelines, wellheads and other drilling rigs. The MMS is conducting hearings to determine methods to prevent or reduce the number of such incidents in the future. Insurance underwriters may require that Gulf of Mexico drilling rigs meet certain operational criteria as a condition of coverage. MMS regulation or insurance underwriter requirements may mandate that jackup drilling rigs operating in the Gulf of Mexico operate with a higher air gap during hurricane season, effectively reducing the water depth in which they can operate, or that they meet stricter criteria in terms of the soil conditions in which they operate. The MMS or underwriters may take other steps that could increase the cost of operations or reduce the area of operations for these rigs, thus reducing their marketability. The MMS and insurance underwriters may also require that semisubmersibles operating in the Gulf of Mexico strengthen their mooring systems or take other action to prevent the rigs from floating off location in adverse weather conditions, thereby materially increasing the capital costs of these rigs. Implementation of MMS regulations or requirements of our insurance underwriters may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations and financial condition.

Operating Results

OVERVIEW

Data relating to our continuing operations by business segment follows:

	2005	Increase (Decrease)	2004	Increase (Decrease)	2003
	($ in millions)
Revenues: (1)
Contract drilling	$1,664.5	40%	$1,191.8	(6)%	$1,266.6
Drilling management	590.3	11%	531.5	1%	528.4
Oil and gas	56.7	79%	31.6	51%	20.9
Less: intersegment revenues	(48.0)	54%	(31.2)	305%	(7.7)

	$2,263.5	31%	$1,723.7	(5)%	$1,808.2

Operating income: (2)
Contract drilling	$445.3	274%	$119.1	(14)%	$138.0
Drilling management	31.3	367%	6.7	(79)%	31.7
Oil and gas	33.9	75%	19.4	62%	12.0
Gain (Loss) on involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	(6.2)		24.0		—
Gain on sale of assets	28.0		27.8		—
Impairment loss on long-lived asset	—		(1.2)		—
Restructuring costs	—		—		(3.4)
Corporate expenses	(67.9)	10%	(62.0)	18%	(52.7)

	$464.4	247%	$133.8	7%	$125.6

(1)	Revenues for each segment, excluding intersegment revenues, is set forth in Note 14 in the notes to our consolidated financial statements.
(2)	Excludes intersegment revenues and expenses.

Operating income increased by $330.6 million to $464.4 million for the year ended December 31, 2005, from $133.8 million in 2004, due primarily to higher dayrates and utilization for the drilling fleet, better turnkey operating performance, increases in oil production, and a $23.5 million gain related to the sale of the drillship Glomar Robert F. Bauer. These factors were offset in part by higher depreciation expense, due in part to the addition of the GSF Constellation II cantilevered jackup to our fleet at the end of the third quarter of 2004, higher depletion expense due to increased oil production, a $10 million loss resulting from the rigs damaged in Hurricane Rita in September 2005, offset in part by $3.8 million for estimated recoveries from insurers under our loss of hire insurance policy relating to Hurricane Katrina, and the impact of a number of rigs being unable to perform driling operations as a result of damage sustained during the hurricanes. (See “Involuntary Conversion of Long-Lived Assets and Related Recoveries” for further discussion of the impact of the hurricanes.) Operating income for 2004 includes a $24 million gain recorded from an insurance settlement related to the loss of the GSF Adriatic IV, along with a $25.1 million gain related to the sale of a portion of a working interest in the Broom Field development project in the North Sea by our oil and gas division. Operating income for 2005 includes a $4.5 million gain related to deferred consideration earned under that sales agreement.

Operating income for 2004 increased by $8.2 million to $133.8 million from $125.6 million for 2003 due primarily to a $24.0 million gain recorded from an insurance settlement related to the loss of the GSF Adriatic IV and gains totaling $27.8 million recorded in connection with the sale of our oil and gas division’s interest in a drilling project off the coast of Mauritania and the sale of a portion of our oil and gas division’s working interest in the Broom Field development project in the North Sea. These gains are discussed in more detail below. Excluding these gains, along with an impairment loss of $1.2 million recorded in connection with the sale of the platform rig Rig 82, adjusted operating income for 2004 was $83.2 million, a decrease of $42.4 million from the prior year. This decrease was due primarily to lower turnkey drilling performance and lower dayrates and utilization for our drilling fleet, particularly our ultra-deepwater and West Africa fleets, offset in part by higher oil volumes produced. We have provided operating income excluding the unusual items noted above, along with the corresponding change in operating income, because we believe that the excluded items are unrelated to operational performance for 2004 and, accordingly, that providing operating income excluding these items will provide assistance in comparing the results between the periods.

Sale of Land Drilling Business (Discontinued Operations)

On May 21, 2004, we completed the sale of our land drilling business to Precision Drilling Corporation for a total sales price of $316.5 million in an all-cash transaction. Our land drilling business consisted of a fleet of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt, and three in Oman. As a result of this sale, we recognized a gain of $113.1 million, including a net tax benefit of $1.1 million, in the second quarter of 2004.

Land drilling operations have historically been included in our contract drilling segment operating results. As a result of this sale, however, results of land drilling operations have been excluded from contract drilling results and are reflected in “Income from discontinued operations, net of tax effect” in the consolidated statements of income for all periods presented. The following table lists the contribution of our land rig fleet to our consolidated operating results for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003
	(In millions)
Revenues	$43.9	$106.5

Expenses (income):
Direct operating expenses	27.9	74.2
Depreciation	4.0	15.7
Exit costs	6.8	—
Gain on sale of assets	(112.0)	—

	117.2	16.6

Provision for income taxes, including a net tax benefit of $1.1 in 2004 related to the gain on sale of assets	4.9	1.4

Income from discontinued operations, net of tax effect	$112.3	$15.2

In connection with the sale of our land drilling business, we implemented an exit plan that included the closing of four area offices in Kuwait, Oman, Saudi Arabia and Venezuela, and the separation of approximately 1,400 employees. These employees were primarily rig personnel and related shorebase and area office personnel. These activities were completed as of December 31, 2004.

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

Gains on Sales of Assets

During the first quarter of 2004, we retired the drillship Glomar Robert F. Bauer from active service. As a result, we accelerated the remaining depreciation on the rig, which resulted in a $1.5 million charge to depreciation expense in the first quarter of 2004. As a result of continued improvements in the offshore drilling markets, we sold this rig in the fourth quarter of 2005 for $25 million and recorded a net gain of $23.5 million. There was no tax impact related to this transaction.

In September 2004, our oil and gas division completed the sale of 50% of its interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million in connection with the sale and recorded a gain of $25.1 million ($13.3 million net of taxes) in 2004. We retained an eight percent working interest in this project. Pursuant to the terms of the sale, if commodity prices exceeded a specified amount, we were also entitled to additional post-closing consideration equal to a portion of the proceeds from the production attributable to this interest sold through September 2005. In 2005 we recorded an additional gains associated with this deferred consideration arrangement of $4.5 million ($2.7 million net of taxes), which represents the entire deferred consideration earned under the sales agreement.

In December 2003, our oil and gas division participated in a drilling project in West Africa off the coast of Mauritania. Our share of the costs incurred in connection with this project totaled approximately $3.4 million, $2.9 million of which was classified as unproved oil and gas properties at December 31, 2003. In March 2004, we sold our interest in this project for approximately $6.1 million and recorded a gain of $2.7 million ($2.0 million net of taxes) in connection with this sale in the first quarter of 2004.

Asset Impairments

In April 2004, we sold the platform rig Rig 82 for a nominal sum in connection with our exit from the platform rig business and recognized an impairment loss of approximately $1.2 million in the first quarter of 2004.

CONTRACT DRILLING OPERATIONS

Data with respect to our contract drilling operations follows:

	2005	Increase/ (Decrease)	2004	Increase/ (Decrease)	2003
	($ in millions, except average revenues per day)
Contract drilling revenues by area: (1)
West Africa	$356.5	77%	$201.9	(21)%	$255.5
U.S. Gulf of Mexico	325.7	24%	263.7	(10)%	291.6
North Sea	288.0	40%	205.3	(19)%	253.3
Southeast Asia	196.9	25%	157.6	3%	153.1
South America	131.5	21%	109.1	326%	25.6
Middle East	118.5	35%	87.8	9%	80.5
Mediterranean Sea	72.6	19%	61.2	8%	56.7
Other	174.8	66%	105.2	(30)%	150.3

	$1,664.5	40%	$1,191.8	(6)%	$1,266.6

Average marine rig utilization by area:
West Africa	97%	20%	81%	3%	79%
U.S. Gulf of Mexico	96%	1%	95%	0%	95%
North Sea	89%	20%	74%	1%	73%
Southeast Asia	97%	11%	87%	1%	86%
South America	100%	22%	82%	14%	72%
Middle East	97%	8%	90%	(10)%	100%
Mediterranean Sea	100%	6%	94%	9%	86%
Other	93%	7%	87%	10%	79%

Total average rig utilization: (3)	96%	12%	86%	1%	85%

Average revenues per day: (2) (3)	$78,900	24%	$63,500	(4)%	$65,900

(1)	Includes revenue earned from affiliates.
(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days. The calculation of average revenues per day excludes non-rig related revenues, consisting mainly of reimbursed expenses, totaling $67.4 million, $32.5 million and $46.9 million, respectively, for the years ended 2005, 2004, and 2003. Average revenues per day including these reimbursed expenses would have been $82,300, $65,100 and $67,700 for 2005, 2004 and 2003, respectively. The calculation of average revenues per day excludes all contract drilling revenues related to our platform rig operations, which have historically not been material to our contract drilling operations. We completed our planned exit from our platform rig operations in the first quarter of 2004.
(3)	The GSF High Island III and the GSF Adriatic VII have been excluded from our calculation of utilization and average revenues per day effective September 23, 2005 and September 26, 2005, respectively. Both rigs sustained substantial damage during Hurricane Rita and until it can be determined if the rigs will be repaired or declared constructive total losses we no longer consider them available for contract.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Contract drilling revenues increased by $472.7 million to $1,664.5 million for the year ended December 31, 2005, compared to $1,191.8 million for the year ended December 31, 2004. Higher dayrates and utilization for our drilling fleet accounted for $250.5 million and $170.5 million, respectively, of this increase and higher reimbursable and other revenues accounted for $35.0 million and $16.7 million, respectively, of the remainder.

The increase in drilling revenues was due primarily to higher dayrates and utilization throughout our fleet. We experienced increases in both dayrates and utilization for most of our fleet with the exception of the GSF Adriatic IV cantilevered jackup offshore Egypt which sank in the third quarter of 2004, the cantilevered jackups GSF High Island II, GSF High Island III and GSF Adriatic VII, all U.S. Gulf of Mexico, which were idle in the fourth quarter of 2005 due to damage sustained from Hurricane Rita, lower utilization for the GSF Explorer drillship, which was in the shipyard during the second quarter of 2005, and the mobilization of the GSF Adriatic VII cantilevered jackup from Trinidad to the U.S. Gulf of Mexico during the second quarter of 2005.

The mobilization of marine rigs between the geographic areas shown below also affected each area’s revenues and utilization noted in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Jack Ryan	Drillship	West Africa	U.S. Gulf of Mexico	Jan-04
GSF Constellation I	Cantilevered Jackup	Southeast Asia	South America	May-04
GSF High Island IX	Cantilevered Jackup	West Africa	Middle East	Jun-04
GSF Constellation II	Cantilevered Jackup	Shipyard	South America	Jun-04
GSF Jack Ryan	Drillship	U.S. Gulf of Mexico	South America	Aug-04
GSF Arctic I	Semisubmersible	U.S. Gulf of Mexico	South America	Aug-04
GSF Adriatic XI	Cantilevered Jackup	North Sea	Southeast Asia	Oct-04
GSF Adriatic X	Cantilevered Jackup	U.S. Gulf of Mexico	Mediterranean	Nov-04
GSF Adriatic II	Cantilevered Jackup	U.S. Gulf of Mexico	West Africa	Nov-04
GSF Jack Ryan	Drillship	South America	West Africa	Mar-05
GSF Adriatic VII	Cantilevered Jackup	South America	U.S. Gulf of Mexico	Apr-05
GSF Explorer	Drillship	U.S. Gulf of Mexico	Other (Black Sea)	May-05
GSF Arctic I	Semisubmersible	South America	U.S. Gulf of Mexico	Jul-05
GSF Development Driller II	Semisubmersible	Shipyard	U.S. Gulf of Mexico	Nov-05
GSF Aleutian Key	Semisubmersible	West Africa	South America	Dec-05

Contract drilling operating income and margin excluding intersegment revenues and expenses increased to $445.3 million and 27%, respectively, for the year ended December 31, 2005 from $119.1 million and 10%, respectively, for 2004, due primarily to higher rig utilization and dayrates as discussed above, offset by higher reimbursable expenses, repairs and maintenance expenses, labor expenses and other operating costs associated with higher utilization throughout our worldwide fleet. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have little or no effect on operating income. Repairs and maintenance expense for 2005 includes approximately $18.7 million related to the reactivation of the GSF Arctic II semisubmersible which had been cold-stacked in the North Sea prior to resumption of operations in September 2005. Contract drilling depreciation expense also increased for the year ended December 31, 2005 compared to 2004 due primarily to the addition of the GSF Constellation II cantilevered jackup, which was placed in service during the third quarter of 2004, and to upgrades on several other rigs in our fleet during 2004.

Our contract drilling backlog at December 31, 2005, was $4.8 billion, consisting of $3.8 billion related to executed contracts and $1.0 billion related to customer commitments for which contracts had not yet been executed as of February 28, 2006. Approximately $1.9 billion of the backlog is expected to be realized in 2006. Our contract drilling backlog at December 31, 2004, was $1.7 billion.

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

Contract drilling operating income and margin excluding intersegment revenues and expenses decreased to $119.1 million and 10%, respectively, for the year ended December 31, 2004 from $138.0 million and 10.9%, respectively, for 2003, due primarily to the lower rig utilization and dayrates discussed above along with a decrease in contract drilling expenses due primarily to lower labor costs, primarily as a result of lower utilization and the exit from our platform rig operations as discussed above, lower reimbursable expenses and lower repair and maintenance expenses. Contract drilling depreciation expense also decreased for the year ended December 31, 2004 compared to 2003 as a result of the changing the estimates of remaining depreciable lives and salvage values for a portion of our fleet, as noted in the discussion of our critical accounting policies and estimates, offset in part by depreciation expense related to the GSF Constellation I and the GSF Constellation II, placed in service in August 2003 and September 2004, respectively, and to upgrades on several other rigs in our fleet.

DRILLING MANAGEMENT SERVICES

Results of operations from our drilling management services segment may be limited by certain factors, including our ability to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. Our ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Furthermore, our ability to enter into turnkey drilling contracts may be constrained from time to time by the availability of GlobalSantaFe or third-party drilling rigs, the supply of which has become even more constrained due to the number of rigs damaged and destroyed as a result of Hurricane Katrina and Hurricane Rita. Drilling management services results are also affected by the required deferral of turnkey drilling profit related to wells in which our oil and gas division is either the operator or holds a working interest. This turnkey profit is credited to our full-cost pool of oil and gas properties and is recognized over future periods through a lower depletion rate as reserves are produced. Accordingly, results of our drilling management service operations may vary widely from quarter to quarter and from year to year.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Drilling management services revenues increased by $58.8 million to $590.3 million for the year ended December 31, 2005, from $531.5 million for 2004. Approximately $157.5 million of this increase was attributable to higher average revenues per turnkey project and $4.8 million was attributable to an increase in daywork and other revenues, offset in part by an $86.1 million decrease due to a decrease in the number of turnkey projects completed and a $17.4 million decrease in reimbursable revenues. The increase in average revenues per turnkey project is a result of obtaining higher contract prices due to increases in drilling costs, primarily dayrates, which have increased due to higher demand in the offshore drilling rig market. This higher demand has also limited the availability of drilling rigs, contributing to a decrease in the number of turnkey projects completed compared to prior year. The offshore drilling rig market has been further constrained by the number of rigs damaged and destroyed during Hurricane Katrina and Hurricane Rita. The decrease in reimbursable revenues is due primarily to a decrease in project management operations in 2005. As noted above in the discussion of our contract drilling results, however, reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. We completed 99 turnkey projects in 2005 (80 wells drilled and 19 well completions), compared to 119 turnkey projects in 2004 (89 wells drilled and 30 well completions).

Drilling management services operating income and margin, excluding intersegment revenues and expenses, increased to $31.3 million and 5.5%, respectively, for the year ended December 31, 2005, from $6.7 million and 1.3%, respectively, in 2004, due primarily to better turnkey performance in 2005. Our turnkey operating results for 2005 included losses totaling $4.3 million on 3 of the 99 turnkey projects completed compared to losses totaling approximately $21.1 million on 14 of our 119 projects completed during the year ended December 31, 2004. We also incurred a loss of $0.9 million in connection with our project management operations during the first quarter of 2004.

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is typically not known at the time a project is completed (see “Critical Accounting Policies and Estimates—Turnkey Drilling Estimates”). Results for the years ended December 31, 2005 and 2004, were favorably affected by downward revisions to cost estimates of wells completed in prior years totaling $2.7 million and $3.3 million, respectively, which represented approximately less than 1.0% and 1.0%, respectively, of drilling management services expenses for 2004 and 2003. The effect of these revisions was more than offset, however, by the deferral of turnkey profit totaling $17.1 million in 2005 and $17.6 million in 2004 related to wells in which our oil and gas division was either the operator or held a working interest. This turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2005 drilling management services operating results totaled approximately $33.7 million at December 31, 2005. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount.

As of December 31, 2005, our drilling management services backlog was approximately $23.5 million, all of which is expected to be realized in 2006. Our drilling management services backlog was approximately $29 million at December 31, 2004.

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

Drilling management services operating income and margin excluding intersegment revenues and expenses, however, decreased to $6.7 million and 1.3%, respectively, for the year ended December 31, 2004, from $31.7 million and 6.1%, respectively, in 2003, due primarily to losses totaling approximately $21.1 million on 14 of our 119 projects completed during the year ended December 31, 2004. We also incurred a loss of $0.9 million in connection with our project management operations during the first quarter of 2004. Our turnkey operating results for 2003 include losses totaling $7.8 million on eight of the 116 turnkey projects completed.

Results for the years ended December 31, 2004 and 2003, were favorably affected by downward revisions to cost estimates of wells completed in prior years totaling $3.3 million and $4.8 million, respectively, which represented approximately 1.0% and 1.3%, respectively, of drilling management services expenses for 2003 and

2002. The effect of these revisions was more than offset, however, by the deferral of turnkey profit totaling $17.6 million in 2004 and $12.1 million in 2003 related to wells in which our oil and gas division was either the operator or held a working interest. This turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2004 drilling management services operating results totaled approximately $35.3 million at December 31, 2004.

OIL AND GAS OPERATIONS

We acquire interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Oil and gas revenues increased by $25.1 million to $56.7 million for the year to date ended December 31, 2005 from $31.6 million for 2004. Increases in oil production and prices, along with an increase in gas prices accounted for $23.2 million, $3.4 million, and $4.6 million, respectively, of this increase, offset in part by a decrease of $6.1 million due to lower gas volumes produced.

Operating income from our oil and gas operations increased by $14.5 million to $33.9 million in 2005 from $19.4 million in 2004, due primarily to the increased revenues discussed above, offset in part by an increase in lease operating expenses resulting from increases in oil production.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Oil and gas revenues increased by $10.7 million to $31.6 million for the year ended December 31, 2004 from $20.9 million for 2003. Increases in oil production and prices, along with an increase in gas prices accounted for $11.1 million, $1.4 million, and $1.7 million, respectively, of this increase, offset in part by a decrease of $3.5 million due to lower gas volumes produced.

Operating income from our oil and gas operations increased by $7.4 million to $19.4 million in 2004 compared to $12.0 million in 2003, due primarily to the increases in revenues discussed above, offset in part by increases in lease operating expense as a result of the increases in oil production.

INVOLUNTARY CONVERSION OF LONG-LIVED ASSETS AND RELATED RECOVERIES

Four of our semisubmersible drilling rigs in the U.S. Gulf of Mexico, the GSF Arctic I, the GSF Celtic Sea, the GSF Development Driller I and the GSF Development Driller II, sustained damage in Hurricane Katrina during August 2005 that rendered them unable to perform drilling operations. As of December 31, 2005, the GSF Arctic I and the GSF Celtic Sea had returned to service and the GSF Development Driller II had gone on contract, although it ceased operations from mid December 2005 until February 2006 due to problems with the rigid conduit lines of its riser. The GSF Development Driller I is still undergoing remediations which are currently expected to be completed during the second quarter of 2006.

Less than a month later, in late September, Hurricane Rita caused damage to four of our cantilevered jackup rigs in the U.S. Gulf of Mexico: the GSF High Island II, the GSF High Island III the GSF High Island IV and the GSF Adriatic VII. As of December 31, 2005, the GSF High Island II is undergoing repairs that are expected to be completed in second quarter 2006 and the GSF High Island III and the GSF Adriatic VII are still being evaluated to determine if either can be repaired or whether one or both will be declared a total constructive loss, as discussed below. Subsequent to year end 2005 the GSF High Island IV entered the shipyard and remediations are expected to be completed in second quarter 2006.

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

Our insurance policy provides that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we will bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita are each considered to be a separate occurrence. Based on remediations completed for the GSF Development Driller II and the remediations in progress for the GSF Development Driller I, the amount of revenue we lost during the waiting period will be higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I and GSF Development Driller II, however, is complicated by the fact that at the time of the hurricane both rigs were undergoing thruster remediations and accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investing and Financing Activities” in December 2005 we recorded $3.8 million for loss of hire recoveries with respect to the GSF Development Driller I but did not record any loss of hire recoveries with respect to the GSF Development Driller II. We also did not receive any loss of hire proceeds with respect to the GSF Arctic I, which resumed operations within 60 days of Hurricane Katrina. None of the jackup rigs damaged during Hurricane Rita were insured for loss of hire and, therefore, a single $10 million hull and machinery deductible will apply for damage to the rigs caused by Hurricane Rita.

Based on preliminary and ongoing evaluations of the damage sustained by these rigs, we have recorded an estimated involuntary conversion loss totaling approximately $127 million against the carrying value of the rigs. The majority of this loss has been offset by expected insurance recoveries totaling $117 million, which is included in “Accounts receivable from insurers” on the Consolidated Balance Sheet as of December 31, 2005. The net loss of $10 million discussed above represents our deductible for Hurricane Rita, and is included in “Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries” in the Consolidated Statement of Income for the year ended December 31, 2005. Capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs. While we have recorded our best estimates of the damage sustained by each rig based on the information presently available, further evaluations or other developments could result in an adjustment to our financial results in future periods.

Upon completion of our damage assessment on the GSF High Island III and GSF Adriatic VII, which should be completed by the end of the first quarter of 2006, it is possible that one or both of the rigs will be out of service for approximately two years if refurbishment and upgrade is undertaken or be permanently removed from service if declared to be a constructive total loss. During Hurricane Rita, both rigs had their legs sheared off and their drilling capabilities destroyed, together with other damage. If either the GSF High Island III or GSF Adriatic VII is declared to be a constructive total loss, we will be entitled to receive the total insured values of the rigs of $55 million and $70 million, respectively, of which $4.4 million and $15.0 million, respectively, is already included in “Accounts receivable from insurers,” as discussed above. Taking into consideration the losses already recorded on the GSF High Island III and GSF Adriatic VII, they have a current book value of $1.2 million and $1.4 million, respectively, which is equal to their estimated salvage value. If the rigs are declared to be a constructive total loss, we will record gains on the GSF High Island III and GSF Adriatic VII of $49.4 million and $53.6 million, respectively, which is equal to the remaining insurance proceeds not already recorded as “Accounts receivable from insurers,” less their book value. Title to the rigs will then pass to our insurance underwriters. In the event that we determine to remediate the damage to the rigs and return them to service, we will be entitled to receive up to $38.5 million for the GSF High Island III and up to $49 million for the GSF Adriatic VII, which includes the amounts already recorded in “Accounts receivable from insurers,” as discussed above, towards the repair costs and we will maintain ownership of the rigs. Any capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs.

We estimate that for 2005, the damage inflicted by Hurricane Katrina and Hurricane Rita had a negative impact of $29 million, or $0.12 per diluted ordinary share, on our net income. This was due primarily to reduced revenue from the damaged rigs along with the pre-tax $10 million deductible, as discussed above. These negative effects were partially offset by reductions in operating expenses, the estimated loss of hire recovery from insurers, and tax benefits associated with the reduction in revenue and the $10 million deductible.

We do not expect the damage inflicted by Hurricane Katrina and Hurricane Rita to have a material impact on our 2006 financial position or results of operations.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended December 31, 2005, increased by $3.7 million to $60.2 million, or 2.7% of revenues, from $56.5 million, or 3.3% of revenues, for 2004. The increase in general and administrative expenses was due primarily to pension expense for two retiring executives, amortization of restricted stock, which was granted to employees in February 2005 and is expensed over a three-year period, and costs associated with training and support our of new enterprise resource management software system, which was placed into service on January 1, 2005, along with costs incurred in connection with the implementation of this system in our foreign offices.

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

OTHER INCOME AND EXPENSE

Interest expense was $41.3 million for 2005, $55.5 million for 2004 and $67.5 million for 2003. The decrease in interest expense for 2005 was due primarily to the retirement of Global Marine’s 7 1/8% Notes due 2007 in the second quarter of 2004 and the repurchase of the Zero Coupon Convertible Debentures during the second and third quarters of 2005, as discussed below in “Liquidity and Capital Resources—Investing and Financing Activities.” The decrease in interest expense in 2004 compared to 2003 is due primarily to the retirement of Global Marine Inc.’s 7 1/8% Notes due 2007 on June 30, 2004.

We capitalized $38.1 million, $41.0 million and $34.9 million of interest costs in 2005, 2004 and 2003, respectively, primarily in connection with our rig expansion program discussed in “Liquidity and Capital Resources—Investing and Financing Activities.”

Interest income increased to $22.7 million for the year ended December 31, 2005, from $12.3 million in 2004, due primarily to an increase in our average rate of return on our investments. Interest income increased to $12.3 million for the year ended December 31, 2004, from $11.2 million in 2003, due primarily to an increase in our average cash and marketable securities balances for 2004 as a result of the receipt of proceeds from the sale of our land rig fleet, the insurance proceeds from the loss of the GSF Adriatic IV and the sale of a portion of our oil and gas division’s interest in the Broom Field, offset in part by funds used to redeem Global Marine Inc.’s 7 1/8% Notes due 2007.

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

Other income of $2.1 million for the year ended December 31, 2005, consists of realized gains on marketable securities related to our nonqualified pension plans, offset by costs incurred to settle a Canadian tax audit for the years 1998-2001 and expenses incurred to support our employees after hurricanes Katrina and Rita. Other expense of $1.2 million for the year ended December 31, 2004, includes a loss of $3.8 million on a commodity derivative entered into in the first quarter of 2004, offset in part by realized gains of $1.6 million on the sale of marketable securities related to one of our nonqualified pension plans. Other income totaled $25.0 million for the year ended December 31, 2003, due primarily to $22.3 million awarded to us in 2003 as a result of the settlement of claims filed in 1993 with the United Nations Compensation Commission (“UNCC”) for losses suffered as a result of the Iraqi invasion of Kuwait in 1990. The claims were for the loss of four rigs and associated equipment, lost revenue and miscellaneous expenditures.

INCOME TAXES

Our effective income tax rates for financial reporting purposes were approximately 13%, 68% and 12% for the years ended December 31, 2005, 2004 and 2003, respectively. The effective rate for 2004 includes the effect of a $42.5 million charge related to the subsidiary realignment discussed below. Excluding the $42.5 million charge, our income tax expense would have been $24.1 million, which when compared to our pretax income from continuing operations of $98.0 million, yields an effective tax rate of 25% for 2004. The 2005 effective tax of 13% is lower than 2004 due primarily to a change in our mix of earnings between domestic earnings and foreign earnings with an increase in foreign earnings in low tax jurisdictions. Earnings in low taxed jurisdictions increased significantly in 2005 along with a $23.5 million book gain on the sale of the drilling rig Glomar Robert. F. Bauer that was not subject to tax. U.S. taxable income also increased, resulting in the utilization of $71.6 million of an expiring U.S. NOL. The utilization of this portion of the NOL triggered the release of a previously recorded valuation allowance and the recognition of a $24.9 million tax benefit. The 2005 effective tax rate was further reduced due to lower statutory tax rates in various foreign jurisdictions and a net tax benefit from the resolution of tax audits and tax return filings at amounts lower than had been previously estimated. The effective rate for 2003 was reduced by the effect of the $22.3 million UNCC award, partially offset by a net total of $3.2 million of other discrete items. Excluding these settlements, our adjusted pretax income from continuing operations for 2003 would have been $106.9 million, which when compared to the tax provision from continuing operations of $15.0 million, yields an adjusted effective tax rate of 14%. The adjusted effective tax rate of 25% for 2004 is higher than 2003 due primarily to a change in our mix of earnings between domestic earnings and foreign high and low tax jurisdictions. The tax provision for 2003 also includes a net deferred tax benefit of $11 million related to the release of a valuation allowance against our U.K. NOL carryforwards. We determined during 2003 that, based on earnings projections at that time, it was more likely than not that the remaining NOL carryforwards balance in this jurisdiction would be fully utilized. The effective tax rates for 2004 and 2003 excluding the effects of these unusual items are presented because we believe that these effective tax rates will provide assistance in comparing the results between the periods.

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

We intend to permanently reinvest all of the unremitted earnings of our U.S. subsidiaries in their businesses. As a result, we have not provided for U.S. deferred taxes on $1.1 billion of cumulative unremitted earnings at December 31, 2005. Should a distribution be made to us from the unremitted earnings of our U.S. subsidiaries, we could be required to record additional U.S. current and deferred taxes. It is not practicable to estimate the amount of deferred tax liability associated with these unremitted earnings.

TRANSACTIONS WITH AFFILIATES

Until December 2005, Kuwait Petroleum Corporation, through its wholly owned subsidiary, SFIC Holdings (Cayman), Inc., owned a portion of our outstanding shares. At December 31, 2004, Kuwait Petroleum Corporation held 43,500,000 ordinary shares, approximately 18.4% of our ordinary shares. During 2005, we repurchased all 43,500,000 ordinary shares from Kuwait Petroleum Corporation with the net proceeds of public offerings of an equal number of ordinary shares, as described under “Liquidity and Capital Resources—Investing and Financing Activities.” Kuwait Petroleum Corporation’s ownership interest had entitled it to certain rights pursuant to an intercompany agreement entered into with Santa Fe International in connection with the initial public offering of Santa Fe International and amended in connection with the Merger.

The intercompany agreement, as amended, provided that, as long as Kuwait Petroleum Corporation and its affiliates, in the aggregate, owned at least 10% of our outstanding ordinary shares, the consent of SFIC Holdings was required to change the jurisdiction of any of our existing subsidiaries or incorporate a new subsidiary in any jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates or to reincorporate us in another jurisdiction and provide SFIC Holdings rights to access information concerning us. The intercompany agreement, as amended, also provided that SFIC Holdings had the right to designate up to three representatives to our Board of Directors based on SFIC Holdings’ ownership percentage. As of December 31, 2005, all of SFIC Holdings’ representatives on our Board of Directors had resigned.

We still maintain an agency agreement with a subsidiary of Kuwait Petroleum Corporation that obligates us to pay certain agency fees in return for their sponsorship that allows us to operate in Kuwait. During the year ended December 31, 2005, we paid $34,000 of agency fees pursuant to the agency agreement. We did not earn any revenues from KOC or its affiliate during 2005. During the year ended December 31, 2004, we earned revenues from KOC and its affiliate for performing land contract drilling services in the ordinary course of business totaling $20.5 million and paid $211,000 of agency fees pursuant to the agency agreement. During the year ended December 31, 2003, we earned revenues from KOC and its affiliate for performing land contract drilling services in the ordinary course of business totaling $45.6 million and paid $444,000 of agency fees pursuant to the agency agreement. At December 31, 2005 and 2004, we had accounts receivable from affiliates of Kuwait Petroleum Corporation of $0.1 million and $2.1 million, respectively.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. As of December 31, 2005, we had $837.3 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $808.6 million in cash, cash equivalents and marketable securities at December 31, 2004, all of which were unrestricted. Cash generated from operating activities totaled $591.2 million, $224.8 million and $399.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We entered into an agreement dated June 22, 2005, to sell the Glomar Robert F. Bauer drillship for $25 million. We completed this sale in November 2005, and we recorded a $23.5 million gain in the fourth quarter of 2005.

INVESTING AND FINANCING ACTIVITIES

During the first quarter of 2005, we took delivery of our two ultra-deepwater semisubmersibles ordered from PPL Shipyard PTE, Ltd. of Singapore (“PPL”), the GSF Development Driller I and the GSF Development Driller II. Construction costs for the GSF Development Driller I totaled approximately $309 million, excluding an estimated $105 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $31 million related to the thruster defect discussed below, and $75 million of capitalized interest. We have incurred a total of approximately $421 million of capitalized costs related to the GSF Development Driller I, excluding capitalized interest, as of December 31, 2005. Construction costs for the GSF Development Driller II totaled approximately $309 million, excluding an estimated $79 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $28 million related to the thruster defect discussed below, and $47 million of capitalized interest. We have incurred a total of approximately $414 million of capitalized costs related to the GSF Development Driller II, excluding capitalized interest, as of December 31, 2005. Both of these rigs sustained hurricane-related damage during 2005. We expect to recover the costs to remediate the hurricane-related damage to these rigs from our underwriters.

During the second quarter of 2005 we discovered a defect and resulting damage in the thruster nozzles on the two new ultra-deepwater semisubmersibles. Both rigs were being remediated for the thruster defect and resulting damage when they sustained additional damage as a result of Hurricane Katrina. This additional damage further delayed the start of the initial drilling contracts for the GSF Development Driller II and the GSF Development Driller I. Remediations of GSF Development Driller II have been completed and the rig went on contract in November 2005. However, in December 2005 problems were noted on the rigid conduit lines on the riser and the rig was no longer able to perform drilling operations. Evaluations are ongoing, but a temporary modification allowed the rig to resume drilling operations in February 2006. Remediation of this problem will also be required on the GSF Development Driller I riser and the spare riser string shared by both rigs. The estimated cost to remediate the problem for the risers on both rigs and the spare riser is expected to be between $10 million to $15 million and will be added to the capitalized cost of the rigs. The riser damage, the thruster defect and damage from the hurricanes have further delayed the start of the initial drilling contract for the GSF Development Driller I until the second quarter of 2006.

As noted above, we currently expect that the cost to remediate the thruster equipment for both rigs, exclusive of continued capitalized interest, will be approximately $59 million. We expect the costs to remediate the Hurricane Katrina damage to the two semisubmersibles to total approximately $97 million. Any costs not recovered from the manufacturer or our insurance underwriters in respect of the repair and replacement costs for the thruster damage or hurricane damage will be added to the capitalized cost of the rigs. We will also make claims under our loss of hire insurance for the rigs for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, after the 60-day waiting period we are entitled to reimbursement for our full dayrate for up to 270 days. Significant unresolved issues remain as to the proper application of the loss of hire waiting periods, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. As a result, in 2005 we have recorded estimated loss of hire insurance recoveries equal to $3.8 million with respect to the GSF Development Driller I, which is the amount we deem to be probable under the assumption that the rig will bear two consecutive 60 day waiting periods, one for the thruster damage claim and one for the hurricane damage claim. The GSF Development Driller II was not out of service longer than the combined 120 day waiting period and therefore no loss of hire recoveries have been recorded for the rig. When the loss of hire claims are resolved with the underwriters, the amount of loss of hire recoveries could be different than the amount currently recorded.

We expect to fund all remaining construction and startup costs of these rigs from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

Due to the extent of remediation, coupled with the long delivery times for critical replacement parts, the GSF Development Driller I is not projected to start work until the second quarter of 2006, as noted above. The GSF High Island II shifted during Hurricane Rita causing the legs to become damaged when attempts were made to jack down the rig. We were able to successfully jack the rig down in January 2006 and following leg repairs it is expected that the rig will go back to work at the start of the second quarter of 2006. The GSF High Island IV experienced damage to its spud cans during Hurricane Rita. The rig is currently undergoing repairs and we expect the rig will go back to work in the second quarter of 2006. At this time we do not know when, or if, the GSF High Island III or the GSF Adriatic VII jackups will return to work but we expect to complete our assessment of the rigs by the end of the first quarter of 2006. The downtime for these repairs and possible permanent loss of two of these rigs will have an adverse effect on our results of operations in future periods (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Involuntary Conversion of Long-lived Assets and Related Recoveries”). In addition, estimated start dates could be further delayed if the magnitude of the damage is greater than expected based on our preliminary assessment or if the remediation is delayed by supply shortages, shipyard unavailability, unforeseen engineering issues, adverse weather conditions or other complications.

We expect to fund any costs incurred associated with remediating the rigs damaged by Hurricane Katrina and Hurricane Rita, to the extent they are not recovered from the insurance underwriters, from our existing cash, cash equivalents and marketable securities balances and future cash flow from operations.

BP America Production Company (“BP”) has awarded a three-year contract to the GSF Development Driller II for its Atlantis project in the U.S. Gulf of Mexico. The estimated 20-well project, which has a total contract value of approximately $200 million, commenced in November 2005 following correction of the thruster defect and damage sustained by Hurricane Katrina. BHP Billiton Petroleum (Americas) Inc. has awarded a two-year contract to the GSF Development Driller I for a project in the U.S. Gulf of Mexico. The multi-well exploration and development program is expected to commence early in the second quarter of 2006, following correction of the thruster defect and damage caused by Hurricane Katrina, and has a total contract value of $157 million.

In the first quarter of 2006 we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction costs, excluding capital spares, startup costs, capitalized interest, customer-required modifications and mobilization costs, are estimated to total approximately $590 million, with construction commencing in the first quarter of 2006 and delivery currently expected during the first quarter 2009. In the first quarter of 2006 we made an initial shipyard progress payment of $53 million. We anticipate funding construction through our existing cash, cash equivalents and marketable securities balances and future cash flow from operations. We have entered into a letter of intent with a major oil and gas company for a seven-year contract for the rig, providing for expected revenues of approximately $1 billion, and expect to finalize a drilling contract in the first quarter of 2006.

During 2005, we issued a total of 43,500,000 ordinary shares in two public offerings and in each case immediately used the net proceeds to repurchase an equal number of our ordinary shares from a subsidiary of Kuwait Petroleum Corporation at a price per share equal to the net proceeds per share we received in the offering. The first offering was in April 2005, in which we issued 23,500,000 ordinary shares at an aggregate price, net of underwriting discount, of approximately $799.5 million ($34.02 per share). The second offering was in December 2005, in which we issued 20,000,000 ordinary shares at an aggregate price, net of underwriting discount, of approximately $977.1 million ($48.86 per share). In connection with these transactions, we incurred a total of $0.9 million of expenses, which were recorded as a reduction of additional paid in capital. There was no change in the number of outstanding shares as a result of the two transactions as the shares repurchased were immediately cancelled.

During the second quarter of 2005, we repurchased $599.2 million principal amount at maturity of the then outstanding $600 million principal amount of Global Marine Inc.’s Zero Coupon Convertible Debentures due September 23, 2020 for a total purchase price of $356.1 million, representing $299.8 million in principal payment and $56.3 million in imputed interest. On August 18, 2005, we redeemed the remaining $800,000 principal amount at maturity, bringing the total repurchase price of $356.6 million, representing $300.3 million in principal payment and $56.3 million in imputed interest. We purchased all of the debentures for repurchase at a purchase price of $594.25 per $1,000 of principal amount, plus additional imputed interest for all securities purchased after June 23, 2005, calculated from June 23, 2005 to the date of purchase. We funded the repurchase price from our existing cash, cash equivalents and marketable securities balances.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 10.5% at December 31, 2005, compared to 17.5% at December 31, 2004. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.8 million at both December 31, 2005 and 2004.

FUTURE CASH REQUIREMENTS

At December 31, 2005, we had total long-term debt and capital lease obligations, including the current portion of our long-term debt and capital lease obligations, of $584.0 million and shareholders’ equity of $4,957.5 million. Long-term debt, including current maturities, consisted of $297.1 million (net of discount) 7% Notes due 2028; $253.5 (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $33.3 million. We were in compliance with our debt covenants at December 31, 2005.

Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. Annual interest on the 5% Notes is $12.5 million, payable semiannually each February and August. No principal payments are due under the 7% Notes or the 5% Notes until the maturity date.

We may redeem the 7% Notes and the 5% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the 5% Notes and the 7% Notes contain limitations on our ability to incur indebtedness for borrowed money secured by certain liens and on our ability to engage in certain sale/leaseback transactions. The 7% Notes continue to be obligation of Global Marine Inc., and GlobalSantaFe Corporation has not guaranteed this obligation. GlobalSantaFe Corporation is the sole obligor under the 5% Notes.

We expect 2006 contract drilling costs, excluding reimbursable expenses, to be around $1.04 billion. The projected increases are due to expected increases in labor costs, as discussed under “Current Market Conditions and Trends—Labor Markets,” changes in our fleet, primarily due to the addition of the GSF Development Driller I and GSF Development Driller II, increases in repair and maintenance expense, and assumed increase in insurance costs, retention programs, stock based compensation expense, and pension expense.

Total capital expenditures for 2006 are currently estimated to be approximately $568.9 million, including $24.0 million in startup costs, correction of the thruster defect, as discussed above, and customer-required modifications for the GSF Development Driller I, $237.3 million in construction costs for the new semisubmersible under construction, $45.0 million to remediate hurricane-related damage to our rig fleet, $124.0 million for major upgrades to the fleet, $107.8 million for other purchases and replacements of capital equipment, $17.3 million for capitalized interest, and $13.5 million (net of intersegment eliminations) for oil and gas operations.

During the first quarter of 2005, we began a program to reactivate the semisubmersible GSF Arctic II, which had been cold-stacked in Invergordon, Scotland, since May 2003. We spent approximately $25.3 million to reactivate this rig, including $3.2 million of capitalized costs. The reactivation of the GSF Arctic II was completed in September 2005 and the rig immediately went on contract.

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. This repurchase plan supersedes our prior plan, authorized by our Board of Directors in August 2002 authorizing the purchase of up $150 million of our ordinary shares, under which we repurchased a total of $51.4 million of shares in 2002. No repurchases under the prior plan were made during 2005 and the repurchases of shares from a subsidiary of Kuwait Petroleum Corporation described above were not made pursuant to the plan.

We have various commitments primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as commitments for construction of drilling rigs. We expect to fund these commitments from our existing cash and cash equivalents and future cash flow from operations.

The following table summarizes our contractual obligations at December 31, 2005:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In millions)
Principal payments on long-term debt (1)	$550.0	$—	$—	$—	$550.0
Interest payments	566.3	33.5	67.0	67.0	398.8
Capital lease obligations (2)	53.0	9.8	11.6	3.6	28.0
Non-cancellable operating leases	30.0	7.7	13.7	4.8	3.8
Construction and development commitments (3)	24.0	24.0	—	—	—

Total contractual obligations	$1,223.3	$75.0	$92.3	$75.4	$980.6

(1)	Represents cash payments required. Long-term debt, totaled $550.6, net of unamortized discount, at December 31, 2005.
(2)	Represents cash payments required. A portion of these obligations is recorded on our balance sheet at net present value at December 31, 2005.
(3)	Consists of commitments related to the remaining newbuild construction. This number does not include the payments for the new semisubmersible, as the commitment was not entered into until 2006. We expect to spend $237.3 million in 2006 for the construction of the new rig.

As part of our goal of enhancing long-term shareholder value, we have from time to time considered and actively pursued business combinations, the acquisition or construction of suitable additional drilling rigs and other assets or the possible sale of existing assets. If we decide to undertake a business combination or an acquisition or additional construction projects, the issuance of additional debt or additional shares could be required. We expect that sometime in the future we will likely replace the jackups GSF Adriatic IV, which was lost in a fire, and the GSF High Island III and GSF Adriatic VII, if either is declared a constructive total loss, through the acquisition or construction of replacement assets. We frequently bid for or negotiate with customers regarding multi-year drilling contracts, including, from time to time, contracts that would necessitate the construction of a new drilling rig to fulfill the contract. Our current strategy is to consider construction of a new floating rig only when expected cash flows from the anticipated contract would cover a substantial portion of the capital cost of the rig.

We believe that we will be able to meet all of our current obligations, including working capital requirements, capital expenditures, lease obligations, construction and development commitments and debt service, from our existing cash, cash equivalents and total marketable securities balances, along with future cash flow from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, which allowed companies to compute compensation cost for each employee stock option granted as the amount by which the quoted market price of the common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. We currently account for our stock option and stock-based compensation plans using the intrinsic-value method under APB Opinion No. 25. The FASB has now deferred the effective date of SFAS123R to the beginning of the first annual period that begins after June 15, 2005. We have adopted this statement effective January 1, 2006, using the modified prospective application as prescribed under SFAS123R and this will be reflected in our 2006 results. Based on our unvested stock option grants as of December 31, 2005, we estimate that the adoption of this statement in 2006 will reduce the 2006 net income by approximately $6.0 million, or $0.02 per diluted share. We do not expect the adoption of SFAS123R to have a material impact on our consolidated cash flows or financial position.

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

In October 2005, we provided consent to allow the sale of the Lessor of the GSF C.R. Luigs from one large foreign bank to another. In exchange for our consent, if we exercise our right to terminate the lease between March 1, 2006 and December 31, 2006, we will receive consideration which will equal any sum we are obligated to pay on our termination of the lease. In addition, if we exercise our termination rights during this period, we will no longer bear the estimated $20.9 million in interest rate risk associated with the GSF C.R. Luigs lease, discussed below. Upon termination of the lease, we will become the owner of the rig. The Lessor has the right to defer termination of the lease up to December 31, 2006 and has agreed to pay us $4.0 million if termination is deferred past June 30, 2006 and a further $3.6 million if termination is deferred past September 30, 2006. These amounts will reduce the carrying value of the rig. Our present intent is to exercise our right to terminate the lease in the second quarter of 2006.

We continue to have interest rate risk in connection with the fully defeased financing lease for the GSF Jack Ryan and until termination, the GSF C.R. Luigs, as discussed above. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the December 31, 2005, LIBOR rate of 4.63% were to continue over the next seven years, we would be required to fund an additional estimated $23.0 million and $20.9 million for the GSF Jack Ryan and GSF C.R. Luigs, respectively, during that period. The estimated combined amount for the two rigs of $43.9 million represents a decrease from the amount estimated as of December 31, 2004 due to the yearly progress payments made by the Payment Banks. If the December 31, 2004 LIBOR rate of 4.883% were to continue over the eight years subsequent thereto, the additional funding requirement would have been an estimated $48.5 million for both rigs. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

In addition to these defeased financing leases, we also have entered into fixed-for-floating interest rate swaps with a total notional amount of $175 million as of both December 31, 2005 and 2004, effectively converting a portion of our 5% Notes into variable-rate debt (see “Fair Value Risk” below). We do not consider our exposure to interest rate fluctuations as a result of these swaps to be material to our financial position, results of operations or cash flows.

FAIR VALUE RISK

Investments. The objectives of our investment strategy are safety of principal, liquidity maintenance, yield maximization and full investment of all available funds. As a result, the portion of our short-term investments portfolio classified as cash and cash equivalents at December 31, 2005, consisted primarily of high credit quality commercial paper, U.S. Government Agency securities and money market funds, all with original maturities of less than three months. We believe that the carrying value of these investments approximated market value at December 31, 2005, due to the short-term nature of these instruments.

We have outsourced the management of portions of our marketable securities portfolio to third party investment firms. These firms manage the investment of these securities with the goal of optimizing returns on these investments while investing within guidelines set forth by our management. Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have classified our marketable securities portfolio as available-for-sale, and have recorded these marketable securities at fair value on our Consolidated Balance Sheet at December 31, 2005 and 2004. In addition, we held other investments in debt and equity securities also classified as available-for-sale held in connection with certain nonqualified pension plans, which were included in “Other assets” at December 31, 2005 and 2004. Unrealized gains included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet at December 31, 2005 and 2004, related to our total marketable securities portfolio totaled approximately $0.5 million and $4.4 million, respectively. Due to the short term maturities of our securities we do not believe that we have a material fair value risk associated with changes in interest rates.

Long-term debt. Our long-term debt is subject to fair value risk due to changes in market interest rates.

The Zero Coupon Convertible Debentures due 2020 were purchased during 2005 and accordingly, none were outstanding at December 31, 2005.

The estimated fair value of our $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $351.1 million at December 31, 2005, compared to the carrying amount of $297.1 million (net of discount). The estimated fair value of our $250 million principal amount 5% Notes due 2013, based on quoted market prices, was $248.3 million at December 31, 2005, compared to the carrying amount of $253.5 million (net of discount). The carrying value of our 5% Notes due 2013 includes a mark-to-market adjustment of $4.0 million at December 31, 2005, related to fixed-for-floating interest rate swaps discussed below.

The estimated fair value of our 7% Notes due 2028, based on quoted market prices, was $340.4 million at December 31, 2004, compared to the carrying amount of $297.0 million (net of discount). The estimated fair market value of our 5% Notes due 2013, based on quoted market prices, was $252.0 million at December 31, 2004, compared to the carrying amount of $257.4 million (net of discount). The carrying value of our 5% Notes due 2013 included a mark-to-market adjustment of $7.9 million at December 31, 2004, related to fixed-for-floating interest rate swaps discussed below.

We have engaged third-party consultants to assess the impact of changes in interest rates on the fair values of our long-term debt based on a hypothetical ten-percent increase in market interest rates. Market interest rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent change.

Based upon these sensitivity analyses, if prevailing market interest rates had been ten percent higher at December 31, 2005, and all other factors affecting our debt remained the same, the fair value of our 7% Notes due 2028, as determined on a present-value basis using prevailing market interest rates, would have decreased by $22.6 million or 6.4% and the fair value of the 5% Notes due 2013 would have decreased by $7.3 million or 2.9%. Under comparable sensitivity analysis as of December 31, 2004, the fair value of the 7% Notes due 2028 would have decreased by $23.3 million or 6.8% and the fair value of the 5% Notes due 2013 would have decreased by $7.9 million or 3.1%.

We manage our fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed-upon notional amount.

As of December 31, 2005 and 2004, we had outstanding fixed-for-floating interest rate swaps with an aggregate notional amount of $175 million, through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013 (the “5% Notes”). Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.247% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. The total estimated aggregate fair value of these swaps at December 31, 2005 and 2004 was an asset of $4.0 million and $7.9 million, respectively.

The change in the estimated fair values of our long-term debt and corresponding interest rate swaps from 2004 to 2005 is a result of changes in the long-term treasury bond rates.

In connection with the sensitivity analyses performed relative to the fair values of our long-term debt discussed above, similar analyses were performed to assess the impact of market interest rate movements on the fair values of the fixed-for-floating swaps related to the 5% Notes. Based upon these analyses, if prevailing market interest rates had been ten percent higher at December 31, 2005, and all other factors affecting these swaps had remained the same, the aggregate fair value of the fixed-for-floating interest rate swaps, as determined on a present-value basis using prevailing market interest rates, would have decreased by $5.5 million or 120%. Under comparable sensitivity analysis as of December 31, 2004, the fair value would have decreased by $5.4 million or 68.4%.

FOREIGN CURRENCY RISK

We are subject to foreign currency risk throughout our international operations (see “Item 1A. Risk Factors—We May Suffer Losses as a Result of Foreign Exchange Restrictions, Foreign Currency Fluctuations and Limitations on Our Ability to Repatriate Income or Capital to the U.S.”). In certain cases we attempt to minimize this currency risk by seeking international drilling contracts payable in local currency in amounts that approximate our estimated local currency-based operating costs and in U.S. dollars for the balance of the contract. We incurred foreign currency exchange losses totaling approximately $2.3 million in 2005. Our foreign currency exchange losses totaled approximately $6.1 million in 2004 and were immaterial in 2003. Due to the multiple foreign currencies impacting our various areas of operations, we cannot accurately quantify through a sensitivity analysis the impact of changes in these currencies. We have not historically entered into financial hedging transactions to manage risks relating to fluctuations in currency exchange rates. We may, however, enter into such transactions in the future.

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

Our cash deposits were distributed among various banks in our areas of operations throughout the world as of December 31, 2005 and 2004. In addition, we utilize external money managers to invest excess cash in accordance with our investment guidelines. These managers have invested our funds in commercial paper, money market funds, asset backed securities, government issues and corporate obligations. Each of these investments comply with our investment guidelines in terms of security type, credit rating, duration, portfolio and issuer exposure limits. As a result, we believe that credit risk in such instruments is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlobalSantaFe Corporation

We have completed an integrated audit of GlobalSantaFe Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and audits of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and other comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of GlobalSantaFe Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’ assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 6, 2006

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

($ in millions, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Contract drilling	$1,640.2	$1,176.9	1,263.9
Drilling management services	566.6	515.2	523.4
Oil and gas	56.7	31.6	20.9

Total revenues	2,263.5	1,723.7	1,808.2

Expenses and other operating items:
Contract drilling	935.3	811.5	876.4
Drilling management services	535.3	508.5	491.7
Oil and gas	14.8	7.2	5.8
Depreciation, depletion and amortization	275.3	256.8	257.5
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	6.2	(24.0)	—
Gain on sale of assets	(28.0)	(27.8)	—
Impairment loss on long-lived assets	—	1.2	—
Restructuring costs	—	—	3.4
General and administrative	60.2	56.5	47.8

Total expenses and other operating items	1,799.1	1,589.9	1,682.6

Operating income	464.4	133.8	125.6

Other income (expense):
Interest expense	(41.3)	(55.5)	(67.5)
Interest capitalized	38.1	41.0	34.9
Interest income	22.7	12.3	11.2
Loss on early retirement of long-term debt	—	(32.4)	—
Other	2.1	(1.2)	25.0

Total other income (expense)	21.6	(35.8)	3.6

Income before income taxes	486.0	98.0	129.2

Income tax provision (benefit):
Current tax provision	57.1	52.6	26.7
Deferred tax provision (benefit)	5.8	14.0	(11.7)

Total income tax provision	62.9	66.6	15.0

Income from continuing operations	423.1	31.4	114.2
Income from discontinued operations, net of tax effect	—	112.3	15.2

Net income	423.1	143.7	129.4
Other comprehensive income (loss)	(29.1)	2.7	(4.0)

Total comprehensive income	$394.0	$146.4	$125.4

Earnings per ordinary share (Basic):
Income from continuing operations	$1.76	$0.13	$0.49
Income from discontinued operations	—	0.48	0.06

Net income	$1.76	$0.61	$0.55

Earnings per ordinary share (Diluted):
Income from continuing operations	$1.73	$0.13	$0.49
Income from discontinued operations	—	0.48	0.06

Net income	$1.73	$0.61	$0.55

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions)

ASSETS

	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$562.6	$606.7
Marketable securities	274.7	201.9
Accounts receivable, less allowance for doubtful accounts of $4.8 in 2005 and $3.5 in 2004	431.5	355.5
Accounts receivable from insurers	123.6	5.3
Costs incurred on turnkey drilling projects in progress	24.2	18.5
Prepaid expenses	39.6	31.7
Other current assets	13.3	5.0

Total current assets	1,469.5	1,224.6

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,615.1 in 2005 and $1,381.9 in 2004	3,836.5	3,570.8
Construction in progress	453.7	736.2
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $25.8 in 2005 and $17.7 in 2004	27.6	22.9

Net properties and equipment	4,317.8	4,329.9

Goodwill	339.0	338.1
Deferred tax assets	28.2	32.8
Other assets	67.6	72.8

Total assets	$6,222.1	$5,998.2

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2005	2004
Current liabilities:
Accounts payable	$236.3	$210.8
Current maturities of long-term debt	—	350.7
Accrued compensation and related employee costs	84.1	76.2
Accrued income taxes	7.8	27.1
Accrued interest	6.4	6.4
Deferred revenue	19.6	23.5
Dividends payable	55.0	17.7
Capital lease obligations	9.8	9.8
Other accrued liabilities	56.7	50.8

Total current liabilities	475.7	773.0

Long-term debt	550.6	554.4
Capital lease obligations	23.6	31.6
Deferred income taxes	15.4	39.0
Pension and other post retirement benefits	122.1	61.7
Other long-term liabilities	77.2	72.1
Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600 million shares authorized, 244,741,077 shares and 235,957,481 shares issued and outstanding at December 31, 2005 and 2004, respectively	2.4	2.4
Additional paid-in capital	3,246.9	3,004.3
Retained earnings	1,779.2	1,501.6
Accumulated other comprehensive loss	(71.0)	(41.9)

Total shareholders’ equity	4,957.5	4,466.4

Total liabilities and shareholders’ equity	$6,222.1	$5,998.2

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In millions)
Cash flows from operating activities:
Net income	$423.1	$143.7	$129.4
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation, depletion and amortization	275.3	260.8	273.2
Deferred income taxes	5.8	9.5	(10.3)
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	6.2	(24.0)	—
Gain on sale of assets	(28.0)	(139.8)	—
Impairment loss on long-lived asset	—	1.2	—
Loss on early retirement of long-term debt	—	32.4	—
Changes in working capital:
(Increase) decrease in accounts receivable	(73.6)	(27.1)	28.3
(Increase) decrease in prepaid expense and other current assets	(22.8)	(5.7)	10.1
(Decrease) increase in accounts payable	39.6	(16.9)	(27.0)
Decrease in accrued liabilities	(5.0)	(3.4)	(14.2)
Increase (decrease) in deferred revenues	(7.5)	0.4	(16.8)
(Decrease) increase in other long-term liabilities	20.3	(16.0)	5.1
Payment of imputed interest on the Zero Coupon Bond Debentures	(56.3)	—	—
Other, net	14.1	9.7	22.1

Net cash flows from operating activities	591.2	224.8	399.9

Cash flows from investing activities:
Capital expenditures	(411.0)	(405.6)	(468.6)
Proceeds from sale of land drilling fleet assets	—	316.5	—
Proceeds from involuntary conversion of long-lived asset	—	40.0	—
Proceeds from disposals of property and equipment	29.6	58.7	5.9
Purchases of held-to-maturity marketable securities	—	(169.2)	(364.5)
Proceeds from maturities of held-to-maturity marketable securities	—	254.0	219.0
Purchases of available-for-sale marketable securities	(882.0)	(195.9)	(19.2)
Proceeds from sales of available-for-sale marketable securities	815.6	115.9	8.5

Net cash flow provided by (used in) investing activities	(447.8)	14.4	(618.9)

Cash flows from financing activities:
Dividend payments	(108.2)	(46.9)	(36.7)
Issuance of long-term debt, net of discount	—	—	249.4
Payments on long-term debt	(300.3)	(331.7)	—
Deferred financing costs	—	—	(3.6)
Lease/leaseback transaction	—	—	37.0
Payments on capitalized lease obligations	(9.9)	(9.7)	(8.3)
Payments for ordinary shares repurchased and retired	(1,776.6)	—	—
Proceeds from issuance of ordinary shares	2,007.5	43.5	9.7
Other	—	0.5	6.3

Net cash flow (used in) provided by financing activities	(187.5)	(344.3)	253.8

(Decrease) increase in cash and cash equivalents	(44.1)	(105.1)	34.8
Cash and cash equivalents at beginning of period	606.7	711.8	677.0

Cash and cash equivalents at end of period	$562.6	$606.7	$711.8

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
	($ in millions)
Balance at December 31, 2002	232,889,001	$2.3	$2,950.1	$1,322.4	$(40.6)	$4,234.2
Net income	—	—	—	129.4	—	129.4
Minimum pension liability adjustment	—	—	—	—	(7.7)	(7.7)
Change in unrealized loss on securities	—	—	—	—	3.7	3.7

Comprehensive income						125.4
Exercise of employee stock options	374,160	—	4.6	—	—	4.6
Shares issued under other benefit plans	264,949	—	6.6	—	—	6.6
Dividends declared	—	—	—	(41.0)	—	(41.0)
Shares canceled	(12,006)	—	(0.3)	—	—	(0.3)
Income tax benefit from stock option exercises	—	—	(1.9)	—	—	(1.9)

Balance at December 31, 2003	233,516,104	2.3	2,959.1	1,410.8	(44.6)	4,327.6
Net income	—	—	—	143.7	—	143.7
Minimum pension liability adjustment	—	—	—	—	1.7	1.7
Unrealized gain on securities	—	—	—	—	1.0	1.0

Comprehensive income						146.4
Exercise of employee stock options	2,234,423	0.1	38.0	—	—	38.1
Shares issued under other benefit plans	250,928	—	6.7	—	—	6.7
Dividends declared	—	—	—	(52.9)	—	(52.9)
Shares canceled	(43,974)	—	(1.2)	—	—	(1.2)
Income tax benefit from stock option exercises	—	—	1.7	—	—	1.7

Balance at December 31, 2004	235,957,481	2.4	3,004.3	1,501.6	(41.9)	4,466.4
Net income	—	—	—	423.1	—	423.1
Minimum pension liability adjustment	—	—	—	—	(25.2)	(25.2)
Unrealized gain on securities	—	—	—	—	(3.9)	(3.9)

Comprehensive income						394.0
Exercise of employee stock options	8,577,761	—	227.4	—	—	227.4
Shares issued under other benefit plans	205,525	—	4.4	—	—	4.4
Shares issued	43,500,000	0.4	1,775.3	—	—	1,775.7
Shares canceled	(43,500,000)	(0.4)	(1,776.2)	—	—	(1,776.6)
Restricted stock
Shares issued	310	—	—	—	—	—
Expense accrual	—	—	4.3	—	—	4.3
Dividends declared	—	—	—	(145.5)	—	(145.5)
Income tax benefit from stock option exercises	—	—	7.2	—	—	7.2
Other	—	—	0.2	—	—	0.2

Balance at December 31, 2005	244,741,077	$2.4	$3,246.9	$1,779.2	$(71.0)	$4,957.5

See notes to consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs. As of December 31, 2005, our fleet included 45 cantilevered jackup rigs, 11 semisubmersibles, including the GSF Development Driller I and GSF Development Driller II, which were delivered in February 2005 and March 2005, respectively, three drillships, and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. Included in these fleet amounts are four jackup rigs and one semisubmersible rig that are currently not capable of performing drilling operations due to damage arising as a result of hurricanes Katrina and Rita. The semisubmersible rig and two of the jackup rigs are currently undergoing remediations while the damage to the other two jackup rigs is currently being assessed and one or both rigs may be declared a constructive total loss (see Note 5). We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities. Subsequent to December 31, 2005, we entered into a contract for the construction of an additional ultra-deepwater semisubmersible, to be named the GSF Development Driller III.

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

DIVIDENDS

Holders of GlobalSantaFe Ordinary Shares are entitled to participate in the payment of dividends in proportion to their holdings. Under Cayman Islands law, we may pay dividends or make other distributions to our shareholders, in such amounts as the Board of Directors deems appropriate from our profits or out of our share premium account (equivalent to additional paid-in capital) provided we thereafter have the ability to pay our debts as they come due. Cash dividends, if any, will be declared and paid in U.S. dollars. We declared cash dividends of $55.0 million that were unpaid as of December 31, 2005.

SALE OF LAND DRILLING BUSINESS (DISCONTINUED OPERATIONS)

On May 21, 2004, we completed the sale of our land drilling business to Precision Drilling Corporation for a total sales price of $316.5 million in an all-cash transaction. As a result of this sale, we recognized a gain of $113.1 million, including a net tax benefit of $1.1 million.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Land drilling operations have historically been included in our contract drilling segment operating results. The following table lists the contribution of our land rig fleet to our consolidated operating results for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003
	(In millions)
Revenues	$43.9	$106.5

Expenses (income):
Direct operating expenses	27.9	74.2
Depreciation	4.0	15.7
Exit costs	6.8	—
Gain on sale of assets	(112.0)	—

	117.2	16.6

Provision for income taxes, including a net tax benefit of $1.1 in 2004 related to the gain on sale of assets	4.9	1.4

Income from discontinued operations, net of tax effect	$112.3	$15.2

In connection with the sale of our land drilling business, we implemented an exit plan that included the closing of four area offices in Kuwait, Oman, Saudi Arabia and Venezuela, and the separation of approximately 1,400 employees. These employees were primarily rig personnel and related shorebase and area office personnel. These activities were completed as of December 31, 2004.

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

CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents include highly liquid debt instruments with remaining maturities of three months or less at the time of purchase. We changed the classification of our held-to-maturity marketable securities portfolio to available-for-sale, effective June 30, 2004, and have recorded these marketable securities at fair value in our

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheet at December 31, 2005 and 2004. Realized and unrealized gains and losses related to these marketable securities are calculated using the specific identification method. Unrealized gains and losses are included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet at December 31, 2005. In addition, we hold securities in connection with certain nonqualified pension plans, which are also classified as available-for-sale (see Note 3). We recorded $0.6 million of realized gains and $0.2 million of realized losses related to our marketable securities portfolio in 2005. Realized gains and losses related to our marketable securities portfolio were immaterial for 2004. With respect to available-for-sale securities held in connection with certain nonqualified pension plans, we recorded realized gains of $3.1 million in 2005 and $1.6 million in 2004. We did not record any realized gains or losses related to these securities in 2003.

PROPERTIES AND DEPRECIATION

Rigs and Drilling Equipment. Capitalized costs of rigs and drilling equipment include all costs incurred in the acquisition of capital assets including allocations of interest costs incurred during periods that assets are under construction or while the they are being readied for their initial contract. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of property sold or retired and the related accumulated depreciation are removed from the accounts; resulting gains or losses are included in income.

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

During the first quarter of 2004, we retired the drillship Glomar Robert F. Bauer from active service. As a result, we accelerated the remaining depreciation on the rig, which resulted in a $1.5 million charge to depreciation expense in the first quarter of 2004. As a result of continued improvements in the offshore drilling markets, we sold this rig in the fourth quarter of 2005 for $25 million and recorded a net gain of $23.5 million. There was no tax impact related to this transaction.

Rigs and drilling equipment included $1.1 billion of assets recorded under capital leases at both December 31, 2005 and 2004. Accumulated amortization of assets under capital leases totaled $288.2 million and $236.0 million at December 31, 2005 and 2004, respectively.

We review our long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” SFAS No. 144 requires that long-lived assets and certain intangibles to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of carrying amount or fair value less cost to sell. We did not record any impairment charges during the year ended December 31, 2005. In April 2004, we sold the platform rig Rig 82 for a nominal sum in connection with our exit from the platform rig business and recognized an impairment loss of approximately $1.2 million in the first quarter of 2004. We did not record any impairment charges during the year ended December 31, 2003.

Oil and Gas Properties. We use the full-cost method of accounting for oil and gas exploration and development costs. Under this method of accounting, we capitalize all costs incurred in the acquisition,

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exploration and development of oil and gas properties and amortize such costs, together with estimated future development and dismantlement costs, using the units-of-production method.

Costs of offshore unproved properties and development projects are not amortized until they are fully evaluated. Unproved oil and gas properties totaled approximately $1.4 million and $0.3 million at December 31, 2005 and December 31, 2004, respectively. All unproved properties are reviewed periodically to ascertain if impairment has occurred. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of proved oil and gas properties that exceed the present value of estimated future net revenues are charged to expense.

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

In September 2004, our oil and gas division completed the sale of 50% of its interest in the Broom Field, a development project in the North Sea. We received net proceeds of $35.9 million and because we sold 50% of our reserve base, causing a significant alteration in the relationship between our capitalized cost and proved reserves in our North Sea cost center, we recorded a gain of $25.1 million ($13.3 million net of taxes) in connection with this sale. We retained an eight percent working interest in this project. Pursuant to the terms of the sale, if commodity prices exceeded a specified amount, we were also entitled to additional post-closing consideration equal to a portion of the proceeds from the production attributable to this interest sold through September 2005. In 2005 we recorded an additional gain associated with this deferred consideration arrangement of $4.5 million ($2.7 million net of taxes), which represents the entire deferred consideration earned under the sales agreement.

In December 2003, our oil and gas division participated in a drilling project in West Africa off the coast of Mauritania. Our share of the costs incurred in connection with this project totaled approximately $3.4 million, $2.9 million of which was classified as unproved oil and gas properties at December 31, 2003. In March 2004, we sold our interest in this project for approximately $6.1 million and as a result of this being the only project in our African cost center we recorded a gain of $2.7 million ($2.0 million net of taxes) in the first quarter of 2004.

INTERSEGMENT TURNKEY DRILLING PROFITS

We defer all turnkey drilling profit related to wells in which one of our oil and gas subsidiaries was the operator and defer turnkey profit up to the share of our oil and gas subsidiaries’ costs in properties in which our oil and gas division holds a non-operating working interest. This turnkey profit is credited to our full cost pool of oil and gas properties and is generally recognized through a lower depletion rate as reserves are produced.

GOODWILL

We test goodwill annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

We have defined reporting units within our contract drilling segment based upon economic and market characteristics of these units. All of the goodwill recorded in connection with the merger (the “Merger”) of Santa Fe International Corporation (“Santa Fe International”) and Global Marine Inc. (“Global Marine”) has been allocated to the jackup drilling fleet reporting unit. The estimated fair value of this reporting unit for purposes of

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our annual goodwill impairment testing is based upon the present value of its estimated future net cash flows, utilizing a discount rate based upon our cost of capital. We have completed our goodwill impairment testing for 2005 and were not required to record a goodwill impairment loss.

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

DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we may make use of derivative financial instruments to manage our exposure to fluctuations in cash flows, interest rates or foreign currency exchange rates. We account for our derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Derivative instruments held by us at December 31, 2005, consisted of certain fixed-for-floating interest rate swaps related to a portion of our long-term debt (see Note 8).

FOREIGN CURRENCY TRANSACTIONS

The United States dollar is the functional currency for all of our operations. Realized and unrealized foreign currency transaction gains and losses are recorded in income.

We may be exposed to the risk of foreign currency exchange losses in connection with our foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) or liabilities (payables in excess of cash and receivables) denominated in foreign currencies during periods of a strengthening (or, in the case of net monetary liabilities, weakening) U.S. dollar. We incurred foreign currency exchange losses totaling approximately $2.3 and $6.1 million in 2005 and 2004, respectively. Our foreign currency exchange gains and losses were immaterial for 2003. We attempt to lessen the impact of exchange rate changes by requiring customer payments to be primarily in U.S. dollars, by keeping foreign cash balances at minimal levels and by not speculating in foreign currencies.

INCOME TAXES

We are a Cayman Islands company and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, our tax provision is based upon the tax laws and

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates in effect in the countries in which our operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary substantially. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions. Current income tax expense represents either liabilities expected to be reflected on our income tax returns for the current year, nonresident withholding taxes, or changes in prior year tax estimates which may result from tax audit adjustments. Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In order to determine the amount of deferred tax assets and liabilities, as well as of valuation allowances, we must make estimates and assumptions regarding future taxable income, where rigs will be deployed and other matters. Changes in these estimates and assumptions, as well as changes in tax laws, could require us to adjust the deferred tax assets and liabilities or valuation allowances, including as discussed below.

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

STOCK-BASED COMPENSATION PLANS

We account for our stock option and stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, we compute compensation cost for each employee stock option granted as the amount by which the quoted market price of our ordinary shares on the date of grant exceeds the amount the employee must pay to acquire the ordinary shares. The amount of compensation cost, if any, is charged to income over the vesting period. No compensation cost has been recognized for options granted under our Employee Share Purchase Plan or for any of our outstanding stock options, all of which stock options have exercise prices equal to the market price of the ordinary shares on the date of grant. We do, however, recognize compensation cost for all grants of performance-based stock awards (see Note 9).

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. This statement supersedes APB Opinion No. 25. SFAS123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. We have adopted this

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement effective January 1, 2006 using the modified prospective application as prescribed under SFAS123R and its impact will be reflected in our 2006 results. Based on our unvested stock option grants at December 31, 2005, we estimate that the adoption of this statement in 2006 will reduce 2006 net income by approximately $6.0 million, or $0.02 per diluted share. We do not expect the adoption of SFAS123R to have a material impact on our consolidated cash flows or financial position.

Had compensation cost for our stock-based compensation plans been determined based on fair values as of the dates of grant as prescribed under FAS123, our net income and earnings per share would have been reported as follows:

	Year Ended December 31,
	2005	2004	2003
	(In millions, except per share amounts)
Income from continuing operations, as reported	$423.1	$31.4	$114.2
Add: Stock-based employee compensation expense included in reported income from continuing operations, net of related tax effects	4.5	0.7	0.6
Deduct: Total stock-based employees compensation expense determined under fair-value based method for all awards, net of related tax effects	(25.9)	(31.3)	(39.8)

Pro forma income from continuing operations	$401.7	$0.8	$75.0

Basic earnings per ordinary share from continuing operations:
As reported	$1.76	$0.13	$0.49
Pro forma	$1.67	$0.00	$0.33
Diluted earnings per ordinary share from continuing operations:
As reported	$1.73	$0.13	$0.49
Pro forma	$1.64	$0.00	$0.33

Our pro forma figures in the preceding table may not be representative of amounts in future years.

The weighted average per share fair value of stock options as of the grant date was $16.29 in 2005, $11.19 in 2004 and $10.81 in 2003. The value of options granted under the Employee Share Purchase Plan was $9.67 per share, $7.90 per share and $8.78 per share for 2005, 2004 and 2003, respectively.

Estimates of fair values of stock options, options granted under the Employee Share Purchase Plan and performance-based stock awards on the grant dates for purposes of calculating the pro forma data in the table above were computed using the Black-Scholes option-pricing model based on the following assumptions:

	2005	2004	2003
Expected price volatility range	42 - 48%	42 - 50%	50%
Risk-free interest rate range	3.3% to 4.1%	2.4% to 4.0%	1.7% to 3.1%
Expected annual dividends	$0.30 - $0.90	$0.20 - $0.30	$0.15 - $0.20
Expected life of stock options	4 - 6 years	4 - 6 years	4 - 6 years
Expected life of Employee Share Purchase Plan options	1 year	1 year	1 year
Expected life of stock awards	3 years	NA	NA

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Investments

As discussed in Note 2, we changed the classification of our held-to-maturity marketable securities portfolio to available-for-sale, effective June 30, 2004, and have recorded these marketable securities at fair value in our Consolidated Balance Sheet at December 31, 2005 and 2004. In addition, we held other investments in debt and equity securities also classified as available-for-sale held in connection with certain nonqualified pension plans, which were included in “Other assets” at December 31, 2005 and 2004. Cost, net unrealized gains and losses and fair values of our investments in debt and equity securities are disclosed in the table that follows:

	2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed Income Mutual Funds	$8.1	$—	$(0.1)	$8.0
Equity Mutual Funds	7.9	2.4	—	10.3
Treasury Notes	120.5	0.1	(1.2)	119.4
Corporate Securities	64.3	—	(0.7)	63.6
Fixed Income Asset Backed Securities	43.4	—	—	43.4
Government Agency Securities	38.9	—	—	38.9
Other	9.5	—	—	9.5

	$292.6	$2.5	$(2.0)	$293.1

	2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed Income Mutual Funds	$10.9	$0.4	$—	$11.3
Equity Mutual Funds	8.6	4.2	—	12.8
Treasury Notes	202.1	0.3	(0.5)	201.9

	$221.6	$4.9	$(0.5)	$226.0

Note 4—Long-term Debt

Long-term debt as of December 31 consisted of the following:

	December 31,
	2005	2004
5% Notes due 2013, net of unamortized discount of $0.5 million and $0.5 million at December 31, 2005 and 2004, respectively. (1)	$253.5	$257.4
7% Notes due 2028, net of unamortized discount of $2.9 million and $3.0 million at December 31, 2005 and 2004, respectively.	297.1	297.0
Zero Coupon Convertible Debentures due 2020, net of unamortized discount of
$249.3 million at December 31, 2004.	—	350.7

Total long-term debt, including current maturities	550.6	905.1

Less current maturities	—	350.7

Long-term debt	$550.6	$554.4

(1)	Balances at December 31, 2005 and 2004 include mark-to-market adjustments totaling $4.0 million and $7.9 million, respectively, as part of fair-value hedge accounting related to fixed-for-floating interest rate swaps (see Note 8).

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2005, we repurchased $599.2 million principal amount at maturity of the then outstanding $600 million principal amount of Global Marine Inc.’s Zero Coupon Convertible Debentures due September 23, 2020 for a total purchase price of $356.1 million, representing $299.8 million in principal payment and $56.3 million in imputed interest. On August 18, 2005, we redeemed the remaining $800,000 principal amount at maturity, bringing the total repurchase price of $356.6 million, representing $300.3 million in principal payment and $56.3 million in imputed interest. We purchased all of the debentures for repurchase at a purchase price of $594.25 per $1,000 of principal amount, plus additional imputed interest for all securities purchased after June 23, 2005, calculated from June 23, 2005 to the date of purchase. We funded the repurchase price from our existing cash, cash equivalents and marketable securities balances.

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

The indenture relating to the 5% Notes contains limitations on our ability to incur indebtedness for borrowed money secured by certain liens and on our ability to engage in certain sale/leaseback transactions. The indenture, however, does not restrict our ability to incur additional senior indebtedness. The indenture relating to the 7% Notes contain limitations on Global Marine’s ability to incur indebtedness for borrowed money secured by certain liens and to engage in certain sale/leaseback transactions.

Note 5—Involuntary Conversion of Long-Lived Assets and Related Recoveries

Four of our semisubmersible drilling rigs in the U.S. Gulf of Mexico, the GSF Arctic I, the GSF Celtic Sea, the GSF Development Driller I and the GSF Development Driller II, sustained damage in Hurricane Katrina during August 2005 that rendered them unable to perform drilling operations. As of December 31, 2005, the GSF Arctic I and the GSF Celtic Sea had returned to service and the GSF Development Driller II had gone on contract, although it ceased operations from mid December 2005 until February 2006 due to problems with its riser’s rigid conduit lines. The GSF Development Driller I is still undergoing remediations.

Less than a month later, in late September 2005, Hurricane Rita caused damage to four of our cantilevered jackup rigs in the U.S. Gulf of Mexico: the GSF High Island II, the GSF High Island III, the GSF High Island IV and the GSF Adriatic VII. The GSF High Island II and GSF High Island IV are undergoing remediations and the GSF High Island III and the GSF Adriatic VII are still being evaluated to determine if either can be repaired or whether one or both will be declared a total constructive loss, as discussed below.

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

Our insurance policy provides that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we will bear only a single deductible from that occurrence of no more than

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the highest deductible from any individual section. Hurricanes Katrina and Rita are each considered to be a separate occurrence. Based on remediations completed for the GSF Development Driller II and the remediations in progress for the GSF Development Driller I, the amount of revenue we lost during the waiting period will be higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I and GSF Development Driller II, however, is complicated by the fact that at the time of the hurricane both rigs were undergoing thruster remediations and accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 6—Commitments and Contingencies in December 2005 we recorded $3.8 million for loss of hire recoveries with respect to the GSF Development Driller I but did not record any loss of hire recoveries with respect to the GSF Development Driller II. We also did not recover any loss of hire with respect to the GSF Arctic I, which resumed operations within 60 days of Hurricane Katrina. None of the jackup rigs damaged during Hurricane Rita were insured for loss of hire and, therefore, a single $10 million hull and machinery deductible will apply for damage to the rigs caused by Hurricane Rita.

Based on preliminary and ongoing evaluations of the damage sustained by these rigs, we have recorded an estimated involuntary conversion loss totaling approximately $127 million against the carrying value of the rigs. The majority of this loss has been offset by expected insurance recoveries totaling $117 million, which is included in “Accounts receivable from insurers” on the Consolidated Balance Sheet as of December 31, 2005. The net loss of $10 million discussed above represents our deductible for Hurricane Rita, and is included in “Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries” in the Consolidated Statement of Income for the year ended December 31, 2005. Capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs. While we have recorded our best estimates of the damage sustained by each rig based on the information presently available, further evaluations or other developments could result in an adjustment to our financial results in future periods.

Upon completion of our damage assessment on the GSF High Island III and GSF Adriatic VII, it is possible that one or both of the rigs will either be out of service for approximately two years if refurbishment and upgrade is undertaken or be permanently removed from service if declared to be a constructive total loss. During Hurricane Rita, both rigs had their legs sheared off and their drilling capabilities destroyed, together with other damage. If either the GSF High Island III or GSF Adriatic VII is declared to be a constructive total loss, we will be entitled to receive the total insured values of the rigs of $55 million and $70 million, respectively, of which $4.4 million and $15.0 million, respectively, is already included in “Accounts receivable from insurers,” as discussed above. Taking into consideration the losses already recorded on the GSF High Island III and GSF Adriatic VII, they have a current book value of $1.2 million and $1.4 million, respectively, which is equal to their estimated salvage value plus amounts incurred transporting the rigs to the shipyard for assessment. If the rigs are declared to be a constructive total loss, title to the rigs will then pass to our insurance underwriters. In the event that we determine to remediate the damage to the rigs and return them to service, we will be entitled to receive up to $38.5 million for the GSF High Island III and up to $49 million for the GSF Adriatic VII, which includes the amounts already recorded in “Accounts receivable from insurers,” as discussed above, towards the repair costs and we will maintain ownership of the rigs. Any capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs.

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Commitments and Contingencies

At December 31, 2005, we had office space and equipment under operating leases with remaining terms ranging from approximately one to eight years. Certain of the leases may be renewed at our option, and some are subject to rent revisions based on the Consumer Price Index or increases in building operating costs. In addition, at December 31, 2005, the GSF Britannia cantilevered jackup and the GSF Explorer drillship were held under capital leases through 2007 and 2026, respectively. Total rent expense was $203.8 million for 2005, $106.7 million for 2004 and $78.2 million for 2003. Included in rent expense was the rental of offshore drilling rigs used in our turnkey operations totaling $163.2 million for 2005, $90.8 million for 2004 and $60.6 million for 2003.

Future minimum rental payments with respect to our lease obligations as of December 31, 2005, were as follows:

	Capital Leases	Operating Leases
	(In millions)
Year ended December 31:
2006	$9.8	$7.7
2007	9.8	7.3
2008	1.8	6.2
2009	1.8	3.3
2010	1.8	1.5
Later years	28.0	3.8

Total future minimum rental payments	53.0	$29.8

Less amount representing imputed interest	(19.6)

Present value of future minimum rental payments under capital leases	33.4
Less current portion included in accrued liabilities	(9.8)

Long-term capital lease obligations	$23.6

As of December 31, 2005, we had an operating lease in place for Santa Fe International’s offices in Dallas, Texas which was closed as part of a restructuring program implemented in connection with the Merger. These costs are included in the table above. Costs associated with the closure of Santa Fe International’s office in Dallas were recognized as a liability assumed in the Merger and included in the cost of acquisition in accordance with SFAS No. 141, “Business Combinations.”

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

In March 2002, we entered into a sublease agreement with BP America Inc. for our current executive offices located at 15375 Memorial Drive, Houston, Texas. This sublease expires in September 2009. Lease payments pursuant to this sublease total $2.3 million per year. In July 2002, we also entered into an 11-year lease for our Aberdeen, Scotland, office. Payments pursuant to this lease are £612,250 (approximately $1.1 million) per year. Payments under this lease may be adjusted in 2009 based on prevailing market rates.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CAPITAL COMMITMENTS

During the first quarter of 2005, we took delivery of our two ultra-deepwater semisubmersibles ordered from PPL Shipyard PTE, Ltd. of Singapore (“PPL”), the GSF Development Driller I and the GSF Development Driller II. Construction costs for the GSF Development Driller I totaled approximately $309 million, excluding an estimated $105 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $31 million related to the thruster defect discussed below, and $75 million of capitalized interest. We have incurred a total of approximately $421 million of capitalized costs related to the GSF Development Driller I, excluding capitalized interest, as of December 31, 2005. Construction costs for the GSF Development Driller II totaled approximately $309 million, excluding an estimated $79 million of capital spares, startup expenses, customer-required modifications and mobilization costs, $28 million related to the thruster defect discussed below, and $47 million of capitalized interest. We have incurred a total of approximately $414 million of capitalized costs related to the GSF Development Driller II, excluding capitalized interest, as of December 31, 2005. Both of these rigs sustained hurricane-related damage during 2005. We expect to recover the costs to remediate the hurricane-related damage to these rigs from our underwriters.

During the second quarter of 2005 we discovered a defect and resulting damage in the thruster nozzles on the two new ultra-deepwater semisubmersibles. Both rigs were being remediated for the thruster defect and resulting damage when they sustained additional damage as a result of Hurricane Katrina. This additional damage further delayed the start of the initial drilling contracts for the GSF Development Driller II and the GSF Development Driller I. Remediations of GSF Development Driller II have been completed and the rig went on contract in November 2005. However, in December 2005 problems were noted on the rigid conduit lines on the riser and the rig was no longer able to perform drilling operations. Evaluations are ongoing, but a temporary modification allowed the rig to resume drilling operations in February 2006. Remediation of this problem will also be required on the GSF Development Driller I riser and the spare riser string shared by both rigs. The estimated cost to remediate the problem for the risers on both rigs and the spare riser is expected to be between $10 to $15 million and will be added to the capitalized cost of the rigs. The riser damage, the thruster defect and damage from the hurricanes has further delayed the start of the initial drilling contract for the GSF Development Driller I until the second quarter of 2006.

As noted above, we currently expect the cost to remediate the thruster equipment for both rigs, exclusive of continued capitalized interest, will be approximately $59 million. We expect the costs to remediate the Hurricane Katrina damage to the two semisubmersibles to total approximately the $97 million. Any costs not recovered from the manufacturer or our insurance underwriters in respect of the repair and replacement costs for the thruster damage or hurricane damage will be added to the capitalized cost of the rigs. We will also make claims under our loss of hire insurance for the rigs for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, after the 60-day waiting period we are entitled to reimbursement for our full dayrate for up to 270 days. Significant unresolved issues remain as to the proper application of the loss of hire waiting periods, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. As a result, in 2005 we have recorded estimated loss of hire insurance recoveries equal to $3.8 million with respect to the GSF Development Driller I, which is the amount we deem to be probable under the assumption that the rig will bear two consecutive 60 day waiting periods, one for the thruster damage claim and one for the hurricane damage claim. The GSF Development Driller II was not out of service longer than the combined 120 day waiting period and therefore no loss of hire recoveries have been recorded for this rig. When the loss of hire claims are resolved with the underwriters the amount of loss of hire recoveries could be different than the amount currently recorded.

In the first quarter of 2006 we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction costs, excluding capital spares, startup costs, capitalized interest, customer-required modifications and mobilization costs, are estimated to total approximately $590 million. In the first quarter of 2006 we made an initial shipyard progress payment of $53 million.

LEGAL PROCEEDINGS

In August 2004, certain of our subsidiaries were named as defendants in six lawsuits filed in Mississippi, five of which are pending in the Circuit Court of Jones County and one of which is pending in the Circuit Court of Jasper County, Mississippi, alleging that certain individuals aboard our offshore drilling rigs had been exposed to asbestos. These six lawsuits are part of a group of twenty-three lawsuits filed on behalf of approximately 800 plaintiffs against a large number of defendants, most of which are not affiliated with us. Our subsidiaries have not been named as defendants in any of the other seventeen lawsuits. The lawsuits assert claims based on theories of unseaworthiness, negligence, strict liability and our subsidiaries’ status as Jones Act employers; and seek unspecified compensatory and punitive damages. In general, the defendants are alleged to have manufactured, distributed or utilized products containing asbestos. In the case of our named subsidiaries and that of several other offshore drilling companies named as defendants, the lawsuits allege those defendants allowed such products to be utilized aboard offshore drilling rigs. We have not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos aboard our rigs, whether they were employees nor their period of employment, the period of their alleged exposure to asbestos, nor their medical condition. Accordingly, we are unable to estimate our potential exposure to these lawsuits. We historically have maintained insurance which we believe will be available to address any liability arising from these claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

We and two of our subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the GSF Development Driller I and the GSF Development Driller II semisubmersibles infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorneys’ fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. On December 1, 2005, the court granted a partial summary judgment in favor of Transocean on the issue of whether the “apparatus” aboard our rigs was so similar to that patented by Transocean that it fell within the scope of their patents, an issue we had not contested. We believe the focus of the lawsuit is the validity and enforceability of the patents; that is, whether the patents would have or should have been issued had Transocean supplied the patent office with all of the available information regarding similar methods and apparatus either used by the industry or designed for its use prior to Transocean’s claimed invention date. These issues will be the subject of the trial, which is not expected to occur prior to the summer of 2006. We believe that the lawsuit is without merit and intend to vigorously defend it. We do not expect that the matter will have a material adverse effect on our business or financial position, results of operations or cash flows.

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

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2005, the subsidiary had been named as a defendant in approximately 4,000 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of December 31, 2005, from $30 million to $40 million had been expended to resolve claims, with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we rely on information from the insurers of our subsidiary for information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, the amount expended by the insurers is not known with precision. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

The same subsidiary has been a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arises out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by the Company’s subsidiary. Union has alleged that the subsidiary is required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. GlobalSantaFe Corporation has also been named as a defendant in the pending litigation. Union intends to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and seeks to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. We believe that the allegations of the lawsuit are without merit and intend to vigorously defend against the lawsuit, but cannot provide any assurance as to its ultimate outcome.

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

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site. We and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has now been entered by the court. The parties to the settlement have entered into a participation agreement, which makes us liable for approximately 8% of the remediation costs. Although the remediation costs cannot be determined with certainty until the remediation is complete, we expect that our share of the remaining remediation costs will not exceed approximately $500,000. There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

We have also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. We and other PRPs have entered into an agreement with the EPA and the DOJ to resolve potential

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of which are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies 95 wells drilled on the property in question beginning in 1939, and alleges that our subsidiary was the operator or non-operating partner in 13 of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, and improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra-hazardous activity, and that they violated various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. We do not have sufficient information at this time to form an opinion as to the merits of the lawsuit or its potential liability, if any, but intend to vigorously defend against the lawsuit.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October, 2005, we provided consent to allow the sale of the Lessor of the GSF C.R. Luigs from one large foreign bank to another. In exchange for our consent, if we exercise our right to terminate the lease between March 1, 2006 and December 31, 2006, we will receive consideration which will equal any sum we are obligated to pay on our termination of the lease. In addition, if we exercise our termination rights during this period, we will no longer bear the estimated $20.9 million in interest rate risk associated with the GSF C.R. Luigs lease, discussed below. Upon termination of the lease, we will become the owner of the rig. The Lessor has the right to defer termination of the lease up to December 31, 2006 and has agreed to pay us $4.0 million if termination is deferred past June 30, 2006 and a further $3.6 million if termination is deferred past September 30, 2006. These amounts will decrease the carrying value of the rig.

We continue to have interest rate risk in connection with the fully defeased financing lease for the GSF Jack Ryan and until termination, the GSF C.R. Luigs, as discussed above. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the December 31, 2005, LIBOR rate of 4.63 % were to continue over the next seven years, we would be required to fund an additional estimated $23.0 million and $20.9 million for the GSF Jack Ryan and GSF C.R. Luigs, respectively, during that period. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

We and our subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 7—Accumulated Other Comprehensive Loss

The components of our accumulated other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Securities	Minimum Pension Liability Adjustment, Net of Tax	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2003	3.4	(48.0)	$(44.6)
Net change for the year	1.0	1.7	2.7

Balance at December 31, 2004	4.4	(46.3)	(41.9)
Net change for the year	(3.9)	(25.2)	(29.1)

Balance at December 31, 2005	$0.5	$(71.5)	$(71.0)

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum pension liability adjustments in the table above are shown net of deferred tax benefit of $17.3 million in 2005 and a deferred tax expense of $7.3 million in 2004. The tax effect of the unrealized holding gains and losses was immaterial for all periods presented.

Note 8—Derivative Financial Instruments, Fair Values of Financial Instruments, and Concentrations of Credit Risk

DERIVATIVE INSTRUMENTS

As part of our overall risk management strategy, we entered into an oil futures commodity swap in July 2005 to manage our exposure to oil commodity price risk related to the forecasted sale of oil production from the Broom field. This swap effectively locked in predetermined prices for the first 600 barrels of our oil production per day from July 1, 2005 to July 31, 2005 and then the first 900 barrels of our forecasted oil production per day over the term of the remaining hedging period, which ranged from August 1, 2005 through December 31, 2005. At final settlement we had no resulting gain or loss. We had designated this instrument as a cash flow hedge.

We manage our fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed upon notional amount.

In May 2004, we entered into fixed-for-floating interest rate swaps with an aggregate notional amount of $75 million, effective May 2004 through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013. Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.27% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. We have designated these swaps as fair-value hedges of the 5% Notes. We had previously entered into similar interest rate swaps with an aggregate notional amount of $100 million related to our 5% Notes in 2003. As of December 31, 2005, we had fixed-for-floating interest rate swaps with a total notional amount of $175 million related to our 5% Notes. These fixed-for-floating interest rate swaps are designed to be perfectly effective hedges against changes in fair value of our 5% Notes resulting from changes in market interest rates. The total estimated aggregate fair value of these swaps was an asset of $4.0 million at December 31, 2005 and an asset of $7.9 million at December 31, 2004.

In May 2004, we terminated the $50 million notional amount fixed-for-floating interest rate swap related to our 7 1/8% Notes due 2007 in anticipation of the redemption of these notes in June 2004. We received approximately $0.2 million in connection with this transaction, which represented the fair value of this swap at the time of termination.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of our $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $351.1 million at December 31, 2005, compared to the carrying amount of $297.1 million (net of discount). The estimated fair value of our $250 million principal amount 5% Notes due 2013, based on quoted market prices, was $248.3 million at December 31, 2005, compared to the carrying amount of $253.5 million (net of discount). The carrying value of our 5% Notes due 2013 includes a mark-to-market adjustment of $4.0 million at December 31, 2005, related to the fixed-for-floating interest rate swaps discussed above.

The fair values of our cash equivalents, trade receivables, and trade payables approximated their carrying values due to the short-term nature of these instruments.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our cash deposits were distributed among various banks in our areas of operations throughout the world as of December 31, 2005. In addition, we utilize external money mangers to invest excess cash in accordance with our Investment Guidelines. These managers have invested our funds in commercial paper, money market funds, asset backed securities, government issues and corporate obligations. Each of these investments comply with our Investment Guidelines in terms of security type, credit rating, duration, portfolio and issuer exposure limits. As a result, we believe that credit risk in such instruments is minimal.

Note 9—Stock-Based Compensation Plans

We have various stock-based compensation plans under which we may grant our ordinary shares or options to purchase a fixed number of shares. Stock options and other stock based awards granted under our various stock-based compensation plans vest over one to four years. Stock options expire ten years after the grant date.

At December 31, 2005, there were a total of 5,097,679 shares available for future grants under our stock-based compensation plans, including 721,433 shares reserved for issuance under our Employee Share Purchase Plan discussed below. Effective January 1, 2006 the Employee Share Purchase Plan was discontinued and all remaining reserved shares are intended to be returned to the status of authorized but unissued and unreserved ordinary shares.

STOCK OPTIONS

A summary of the status of stock options granted is presented below:

	Number of Shares Under Option	Weighted Average Exercise Price
Shares under option at December 31, 2002	16,739,668	$28.25
Granted	3,669,200	$24.49
Exercised	(374,160)	$12.26
Canceled	(889,834)	$28.47

Shares under option at December 31, 2003	19,144,874	$27.76
Granted	3,306,000	$25.49
Exercised	(2,234,423)	$17.05
Canceled	(1,122,390)	$31.04

Shares under option at December 31, 2004	19,094,061	$28.38
Granted	348,031	$37.53
Exercised	(8,577,761)	$26.50
Canceled	(389,134)	$31.26

Shares under option at December 31, 2005	10,475,197	$30.12

Options exercisable at December 31,
2003	12,709,808	$28.49
2004	12,534,408	$29.74
2005	7,217,838	$31.76

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All stock options granted in 2003 through 2005 had exercise prices equal to or greater than the market price of our ordinary shares on the date of grant. The weighted average per share fair value of options as of the grant date was $16.29 in 2005, $11.19 in 2004 and $10.81 in 2003.

The following table summarizes information with respect to stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$11.56 to $24.32	1,166,741	5.55	$19.71	970,606	$19.18
$24.73 to $25.00	2,012,224	8.00	$24.74	396,097	$24.74
$25.02 to $29.50	2,217,811	6.45	$26.02	1,293,499	$26.62
$29.85 to $37.50	3,120,184	5.99	$31.65	2,677,699	$31.03
$37.72 to $51.41	1,958,237	4.54	$44.02	1,879,937	$44.29

	10,475,197	6.15	$30.12	7,217,838	$31.76

EMPLOYEE SHARE PURCHASE PLAN

The GlobalSantaFe Employee Share Purchase Plan (the “Share Purchase Plan”) was designed to furnish our eligible employees an incentive to advance our best interests by providing a formal program whereby they may voluntarily purchase our ordinary shares at a favorable price and upon favorable terms. Generally speaking, substantially all eligible employees who were scheduled to work an average of at least 20 hours per week could participate in the Share Purchase Plan.

Once a year, participants in the Share Purchase Plan were granted options to purchase ordinary shares with a fair market value equal to the lesser of 10% of the participant’s eligible compensation (as defined in the Share Purchase Plan) and the amount specified in Section 423(b) of the Code (currently $25,000). The exercise price of the options was 85% of the fair market value of the ordinary shares on the date of the grant, or the date of exercise, whichever was less. Options granted under the Share Purchase Plan were exercisable on the date one year after the date of grant. Generally, participants paid option exercise prices through payroll deductions made ratably throughout the year. We granted options to purchase a total of 148,615 ordinary shares, 206,538 ordinary shares and 250,900 ordinary shares under the Share Purchase Plan in 2005, 2004 and 2003, respectively. The fair value of options granted under the Share Purchase Plan as of the grant date was $9.67 per share for 2005, $7.90 per share for 2004 and $8.78 per share for 2003.

Effective January 1, 2006 the Employee Share Purchase Plan was discontinued and all remaining reserved shares are intended to be returned to the status of authorized but unissued and unreserved Ordinary Shares.

STOCK AWARDS

From time to time, the Compensation Committee of our Board of Directors grants awards of ordinary shares to key employees at no cost to the employee. To date, all such awards have been restricted for three years after grant in that the shares are subject to forfeiture if the employee terminates his or her employment under certain conditions during a three-year vesting period, subject to acceleration upon the occurrence of certain events. In addition, the opportunity to receive such an award in a given year is usually performance-based in that it is usually dependent upon our performance in the prior year.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, our senior executives were each given the opportunity at the beginning of the year to receive a grant of a targeted number of restricted stock units (“PARSUs”) at the end of the year, each PARSU representing one ordinary share of stock. The exact number of PARSUs granted at the end of 2002 was dependent on our performance during 2002 as measured against the goals for our performance in the Annual Incentive Plan (“AIP”) for 2002. When granted at the end of the one-year performance period, the PARSUs were then restricted for an additional three-year vesting period (2003-2005), during which the executives received dividend equivalent payments in respect of the underlying shares.

We did not grant any awards of PARSUs in 2003 or 2004.

Beginning in 2005, the Compensation Committee has granted PARSUs to our senior executives and to other key employees as well. As before, each PARSU represents one ordinary share of our stock and cliff vests after three years of continued service, subject to acceleration upon the occurrence of certain events. Upon vesting, each PARSU, together with dividend equivalent payments accrued throughout the three-year vesting period, is paid out in the form of ordinary shares.

In 2005, target value for the PARSU grant to each key employee was established by the Compensation Committee. Although it is the intent of the Committee to set the number of PARSUs granted to each key employee in a given year based on the percentage of his or her target annual bonus actually received under the prior year’s performance-based AIP, the PARSUs granted in 2005 were unadjusted by the 2004 AIP percentage because PARSUs were not introduced and described to key employees until early 2005.

For years after 2005, the target value of the PARSU grant to each key employee is established by the Compensation Committee. The value of the PARSUs actually awarded to any grantee in years after 2005, however, is performance-based in that it is a percentage of his or her total target value for PARSUs that is equal to the percentage of his or her target bonus actually received based on performance under the prior year’s performance-based AIP, which can range from 0% to 200% of base salary for key employees of our drilling management services and oil and gas subsidiaries and from 0% to 150% of base salary for all other key employees. Once the participants’ target value for PARSUs in a given year has been multiplied by the prior year’s AIP percentage, the resulting value is divided by the per share fair market value of the ordinary shares based on a trading period ending two trading days before the PARSU grant date to determine the number of PARSUs to be granted. This initial allocation may be further adjusted to account for the individual’s performance, past grant history, and other relevant factors.

A summary of the status of performance-based stock awards is presented in the table that follows:

	2005	2004	2003
Number of contingent shares at beginning of year	139,852	139,852	148,752
Granted	370,064	—	—
Issued	(310)	—	(1,236)
Canceled	(13,963)	—	(7,664)

Number of contingent shares at end of year	495,643	139,852	139,852

Shares vested at December 31	139,852	—	—
Weighted average fair value at grant date	37.58	N/A	N/A

The amount of compensation cost included in income for our performance-based stock awards was $4.3 million in 2005 and $0.7 million in 2004 and 2003.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Retirement Plans

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

	December 31, 2005		December 31, 2004
	U.S. Plans	U.K. Plan	U.S. Plans	U.K. Plan
	(In millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$346.9	$192.0	$312.0	$135.8
Service cost	11.2	10.6	10.9	12.9
Interest cost	19.7	9.6	19.7	8.2
Employee contributions	—	2.6	—	2.7
Plan amendments	0.5	—	—	—
Actuarial loss (gain)	45.1	(11.8)	24.6	19.9
Exchange rate fluctuations	—	(21.1)	—	14.0
Benefits paid	(26.0)	(2.6)	(20.3)	(1.5)

Projected benefit obligation at end of year	$397.4	$179.3	$346.9	$192.0

Change in plan assets:
Fair value of plan assets at beginning of year	$265.5	$110.5	$188.9	$82.6
Actual return on plan assets	19.3	23.1	26.2	9.7
Employer contributions	15.9	7.2	70.7	8.3
Employee contributions	—	2.6	—	2.7
Exchange rate fluctuations	—	(13.1)	—	8.7
Benefits paid	(26.0)	(2.6)	(20.3)	(1.5)

Fair value of plan assets at end of year	$274.7	$127.7	$265.5	$110.5

Reconciliation of funded status:
Funded status at end of year	$(122.7)	$(51.6)	$(81.4)	$(81.5)
Unrecognized net loss	134.9	28.6	98.2	64.1
Unrecognized prior service cost	9.8	—	13.3	—

Net amount recognized	$22.0	$(23.0)	$30.1	$(17.4)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid pension cost (accrued benefit liability)	$(78.8)	$(37.5)	$12.1	$(68.0)
Intangible asset	9.8	—	5.6	—
Accumulated other comprehensive loss	91.0	14.5	12.4	50.6

Net amount recognized	$22.0	$(23.0)	$30.1	$(17.4)

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information related to those plans in which the projected benefit obligation (“PBO”) exceeded the fair value of plan assets as of December 31, 2005 and 2004. In the table below, the projected benefit obligation (“PBO”) is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of future salary increases.

	December 31, 2005		December 31, 2004
	U.S. Plans	U.K. Plan	U.S. Plans	U.K. Plan
	(In millions)
Projected benefit obligation	$397.4	$179.3	$346.9	$192.0
Fair value of plan assets	$274.7	$127.7	$265.5	$110.5

The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets as of December 31, 2005 and 2004. The accumulated benefit obligation (“ABO”) is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	December 31, 2005		December 31, 2004
	U.S. Plans	U.K. Plan	U.S. Plans	U.K. Plan
	(In millions)
Accumulated benefit obligation	$353.5	$161.8	$59.8	$178.5
Fair value of plan assets	$274.7	$127.7	$16.4	$110.5

Our qualified pension plan covering our U.S. employees is excluded from the 2004 amounts in the table above because the fair value of this plan’s assets of $249.1 million at December 31, 2004, exceeded the accumulated benefit obligation of $248.7 million at December 31, 2004.

The components of net periodic pension benefit cost for our pension plans were as follows:

	Year ended December 31,
	2005		2004		2003
	U.S. Plans	U.K. Plan	U.S. Plans	U.K. Plan	U.S. Plans	U.K. Plan
	(In millions)
Service cost—benefits earned during the period	$11.2	$10.6	$10.9	$12.9	$10.5	$9.9
Interest cost on projected benefit obligation	19.7	9.6	19.7	8.2	18.4	5.1
Expected return on plan assets	(22.8)	(9.2)	(18.3)	(8.3)	(13.1)	(4.2)
Recognized actuarial loss	8.6	4.1	8.6	3.2	11.1	1.0
Recognized actuarial loss—termination benefits	—	—	—	—	0.4	—
Settlement (gain)/loss	3.2	—	—	—	(0.7)	—
Amortization of prior service cost	4.0	—	4.6	—	4.1	—

Net periodic pension cost	$23.9	$15.1	$25.5	$16.0	$30.7	$11.8

PLAN ASSUMPTIONS

The following assumptions were used to determine our pension benefit obligations:

	December 31, 2005		December 31, 2004
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Discount rate	5.50%	5.00%	5.75%	5.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted average assumptions were used to determine our net periodic pension cost:

	Year Ended December 31,
	2005		2004		2003
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Discount rate	5.75%	5.25%	6.25%	5.50%	6.75%	6.75%
Expected long-term rate of return	8.75%	8.50%	9.00%	9.00%	9.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.50%	4.25%	4.50%	4.75%

The discount rates used to calculate the net present value of future benefit obligations at December 31, 2005 and 2004, and pension costs for the years ended December 31, 2005, 2004 and 2003, for both our U.S. and U.K. plans are based on the average of current rates earned on long-term bonds that receive a Moody’s rating of Aa or better.

We employ third-party consultants for our U.S. plans who use a portfolio return model to assess the initial reasonableness of the expected long-term rate of return on plan assets assumption. Using asset class return, variance and correlation assumptions, the model produces both the expected return and the distribution of possible returns (at every fifth percentile) for the chosen portfolio. Return assumptions developed by these consultants are forward-looking gross returns and are not developed solely by an examination of historical returns. The building block approach used by the portfolio return model begins with the current Treasury yield curve, recognizing that expected returns on bonds are heavily influenced by the current level of yields. The model then adds corporate bond spreads and equity risk premiums, based on current conditions, to develop the return expectations for each asset class based on the plans’ investment mix. The volatility and correlation assumptions are also forward-looking; they take into account historical relationships, but are adjusted to reflect expected capital market trends.

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

PLAN ASSETS

Our weighted-average asset allocations for our various pension plans at December 31, 2005 and 2004, by asset category are as follows:

	December 31, 2005		December 31, 2004
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Equity securities	70%	85%	70%	87%
Fixed-income securities	30%	12%	30%	9%
Real estate	—	3%	—	4%

Total	100%	100%	100%	100%

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We employ third-party consultants who determine our asset allocations by performing an asset/liability analysis for our various pension plans based on the demographics of plan participants, including compensation levels and estimated remaining service lives, to determine the timing and amounts of our benefit obligations under the various plans. These consultants then, based on the results of the asset/liability analysis, determine the optimal asset allocations for the pension trust assets within the guidelines set by us. Target asset allocations for pension plan assets for 2005 were 70% equity securities and 30% fixed-income securities for our U.S. plans and 90% equity securities and 10% fixed-income securities for our U.K. plans.

FUNDING

Our funding objective is to fund participants’ benefits under the plans as they accrue. The 2005 actuarial valuation determined that there were no minimum 2005 pension contribution requirements and we have therefore decided to defer any contributions until 2006. In January 2006 we contributed $57.6 million to our U.S. defined benefit plans. In 2004 we contributed $59.6 million to our U.S. plans.

BENEFIT PAYMENTS

Expected benefit payments under our pension plans for the next five years are summarized in the following table:

	Years Ended December 31,
	2006	2007	2008	2009	2010	2011-2015
	(In millions)
U.S. Plans	$14.6	$14.5	$15.1	$19.5	$17.7	$113.6
U.K. Plans	$0.8	$0.8	$0.9	$1.0	$1.1	$9.5

These expected benefit payments are estimated based on the assumptions used to calculate our projected benefit obligation as of December 31, 2005, and include benefits attributable to estimated future service.

NONQUALIFIED PLANS

We have established grantor trusts to provide funding for benefits payable under certain of our nonqualified plans, which are included in the preceding tables. Assets in these trusts, which are irrevocable and can only be used to pay such benefits, with certain exceptions, are excluded from plan assets in the preceding tables in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.” The fair market value of such assets was $18.4 million at December 31, 2005, and $24.1 million at December 31, 2004 (see Note 3).

OTHER POSTRETIREMENT BENEFITS

During 2005 we discontinued offering retiree healthcare coverage for current employees who had not met certain eligibility requirements. For eligible participants we provide retiree health care benefits to those who are enrolled in our U.S. Health Care Plan at the time of their retirement and who elect to enroll for such coverage. For the most part, health care benefits require a contribution from the retiree. We also provided term life insurance to certain retirees, both U.S. citizens and non-U.S. citizens who retired prior to July 1, 2002. Liabilities for postretirement health care and life insurance benefits were $15.8 million and $16.0 million at December 31, 2005 and 2004, respectively.

The weighted-average annual assumed rate of increase in the per capita cost of covered postretirement medical benefits was 9%, 9% and 10% for 2005, 2004 and 2003, respectively. The 9% rate for 2005 is expected

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to decrease ratably to 5% in 2009 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, as of and for the year ended December 31, 2005, increasing or decreasing the assumed health care cost trend rates by one percentage point each year would change the accumulated postretirement benefit obligation by approximately $0.3 million and $(0.3) million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit by approximately $14,000 and $(13,000), respectively.

We do not consider our postretirement benefits costs and liabilities to be material to our results of operations or financial position.

DEFINED CONTRIBUTION PLAN

We have a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Company contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $7.8 million for 2005, $6.6 million for 2004, and $7.4 million for 2003.

We also sponsor various defined contribution plans for certain of our U. K. employees. Charges to expense for these plans totaled $1.1 million for 2005, and $0.9 million for 2004, and $0.9 million for 2003.

Note 11—Income Taxes

Income from continuing operations before income taxes was comprised of the following:

	2005	2004	2003
	(In millions)
United States	$91.5	$(50.9)	$(64.5)
Foreign	394.5	148.9	193.7

Income from continuing operations before income taxes	486.0	98.0	$129.2

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. We are a Cayman Islands company and the Cayman Islands does not impose corporate income taxes. Our U.S. subsidiaries are subject to a U.S. tax rate of 35%.

At December 31, the provision for income taxes consisted of the following:

	2005	2004	2003
	(In millions)
Current —Foreign	$54.8	$46.1	$26.6
—U.S. federal	1.5	6.5	0.1
—State	0.8

	57.1	52.6	26.7

Deferred —Foreign	3.0	(0.4)	(12.9)
—U.S. federal	2.8	14.4	1.2

	5.8	14.0	(11.7)

Provision for income taxes	$62.9	$66.6	$15.0

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the differences between our income tax provision computed at the appropriate statutory rate and our reported provision for income taxes follows:

	2005	2004	2003 (1)
	($ in millions)
Income tax provision at statutory rate (Cayman Islands)	$—	$—	$—
Taxes on U.S. and foreign earnings at greater than the Cayman Islands rate	99.0	115.9	40.9
Permanent differences	(7.6)	(7.0)	(1.5)
Subsidiary realignment	—	42.5	—
Change in valuation allowance	(29.2)	(84.8)	(24.4)
Other, net	0.7	—	—

Provision for income taxes	62.9	66.6	$15.0

Effective tax rate	13%	68%	12%

(1)	Prior period has been restated to exclude the results of discontinued operations.

We intend to permanently reinvest all of the unremitted earnings of our U.S. subsidiaries in their businesses. As a result, we have not provided for U.S. deferred taxes on $1.1 billion of cumulative unremitted earnings at December 31, 2005. Should a distribution be made to us from the unremitted earnings of our U.S. subsidiaries, we could be required to record additional U.S. current and deferred taxes. It is not practicable to estimate the amount of deferred tax liability associated with these unremitted earnings.

Deferred tax assets and liabilities are recorded in recognition of the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The significant components of our deferred tax assets and liabilities as of December 31 were as follows:

	2005	2004
	(In millions)
Deferred tax assets:
Net operating loss carryforwards—U.S.	$131.6	$158.2
Net operating loss carryforwards—various foreign	63.4	53.6
Tax credit carryforwards	23.4	19.8

Accrued expenses not currently deductible	68.1	44.2
Other	19.5	13.2

	306.0	289.0
Less: Valuation allowance	(32.9)	(62.1)

Deferred tax assets, net of valuation allowance	273.1	226.9

Deferred tax liabilities:
Depreciation and depletion for tax in excess of book expense	260.3	226.8
Tax benefit transfers	—	6.3
Other	—	—

Total deferred tax liabilities	260.3	233.1

Net future income tax asset/(liability) (1)	$12.8	$(6.2)

(1)	The difference between the change in the net deferred tax asset/(liability) of $19.0 million between December 31, 2005 and 2004, differs from the deferred tax expense of $ 5.8 million reported for 2005 due primarily to net tax benefits charged to equity accounts as a result of the tax effects of minimum pension liability adjustments and deductions taken for employee option exercises.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have historically established valuation allowances against our NOL carryforwards when, based on earnings projections, we determine that it is more likely than not that the NOL in a particular jurisdiction will not be fully utilized.

In 2005, we decreased the valuation allowance related to our deferred tax assets by $29.2 million, $24.9 million of which relates to the utilization of Global Marine’s U.S. net operating loss (“NOL”) carryforwards. As of December 31, 2004, $71.6 million of a $76.1 million U.S. NOL was expected to expire unutilized and we carried a valuation allowance equal to $71.6 million against the expiring NOL. Over the course of 2005, U.S. taxable income increased significantly as compared to the 2004 estimate to the extent that only $6.3 million of the 2005 expiring NOL was not utilized at the end of the year. As a consequence, $69.8 million of the U.S. valuation allowance was released which resulted in a $24.9 million U.S. tax benefit in 2005. The total valuation allowance was further reduced by $4.3 million as the associated NOLs expired. As of December 31, 2005 all of the remaining valuation allowance relates to foreign NOL carryforwards.

The valuation allowance against U.S. and foreign NOLs was reduced by $77.4 million and $7.4 million respectively in 2004 due to utilization of U.S. NOL’s and the expiration of foreign NOLs. We did not adjust the valuation allowance against the U.S. NOL carryforwards of Global Marine in 2003.

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

At December 31, 2005, we had $375.9 million of U.S. NOL carryforwards. In addition, we have $21.0 million of non-expiring U.S. alternative minimum tax credit carryforwards. The NOL carryforwards and the U.S. alternative minimum tax credit carryforwards can be used to reduce our U.S. federal income taxes payable in future years. The NOL carryforwards subject to expiration expire as follows (in millions):

Year ended December 31:	Total	United States	Foreign
2006	$25.7	$19.6	$6.1
2007	34.1	34.1	—
2008	18.8	18.8	—
2009	0.6		0.6
2010	2.3	—	2.3
2011	1.3	—	1.3
2012	—	—	—
2013	23.1	—	23.1
2014	2.0	—	2.0
2018	22.9	22.9	—
2020	53.3	53.3	—
2021	43.3	43.3	—
2022	113.0	113.0	—
2023	70.7	70.7	—
2024	0.2	0.2	—

Total	$411.3	$375.9	$35.4

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we also had $27.0 million, $126.3 million, $11.0 million, and $14.2 million of non-expiring NOL carryforwards in the United Kingdom, Trinidad and Tobago, Luxemburg and Netherlands respectively.

Our ability to realize the benefit of our deferred tax asset requires that we achieve certain future earnings levels prior to the expiration of our NOL carryforwards. We have established a valuation allowance against the future tax benefit of a portion of our NOL carryforwards and could be required to further adjust that valuation allowance if market conditions change materially and future earnings are, or are projected to be, significantly different from our current estimates. Our NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities in the jurisdictions where the loss was incurred.

Note 12—Earnings Per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

	Year Ended December 31,
	2005	2004	2003
	(In millions, except share and per share amounts)
Numerator:
Income from continuing operations	$423.1	$31.4	$114.2
Income from discontinued operations	—	112.3	15.2

Net income	$423.1	$143.7	$129.4

Denominator:
Ordinary shares—Basic	240,888,294	234,754,492	233,183,966
Add effect of employee stock options	4,238,312	2,416,794	1,739,218

Ordinary shares—Diluted	245,126,606	237,171,286	234,923,184

Earnings per ordinary share:
Basic:
Income from continuing operations	$1.76	$0.13	$0.49
Income from discontinued operations	—	0.48	0.06

Net income	$1.76	$0.61	$0.55

Diluted:
Income from continuing operations	$1.73	$0.13	$0.49
Income from discontinued operations	—	0.48	0.06

Net income	$1.73	$0.61	$0.55

The computation of diluted earnings per share excludes outstanding stock options with exercise prices greater than the average market price of our ordinary shares for the year, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e., their effect would be “antidilutive”). Antidilutive options that were excluded from diluted earnings per ordinary share and could potentially dilute basic earnings per ordinary share in the future represented 1,897,236 shares in 2005, 9,090,138 shares in 2004 and 15,635,120 shares in 2003.

Diluted earnings per ordinary share for 2004 and 2003 exclude 4,875,062 potentially dilutive shares that would have become issuable upon conversion of the Zero Coupon Convertible Debentures because the inclusion of such shares would have been antidilutive. We redeemed all of the Zero Coupon Convertible Debentures in 2005 (see Note 4).

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Supplemental Cash Flow Information

In December 2005, our Board of Directors declared a regular quarterly cash dividend in the amount of $0.225 per ordinary share. The dividend in the amount of $55.0 million was paid on January 13, 2006, to shareholders of record as of the close of business on December 31, 2005.

Cash payments for capital expenditures for the year ended December 31, 2005, include $63.9 million of capital expenditures that were accrued but unpaid at December 31, 2004. Cash payments for capital expenditures for the year ended December 31, 2004, include $16.6 million of capital expenditures that were accrued but unpaid at December 31, 2003. Cash payments for capital expenditures for the year ended December 31, 2003, include $19.2 million of capital expenditures that were accrued but unpaid at December 31, 2002. Capital expenditures that were accrued but not paid as of December 31, 2005, totaled $49.8 million. This amount is included in Accounts payable in the Consolidated Balance Sheet at December 31, 2005.

In connection with damage sustained by our rigs from Hurricane Katrina and Hurricane Rita (see Note 5), we have accrued a receivable of approximately $120.8 million, which represents amounts expected to be recovered from our insurance underwriters, including loss of hire recoveries.

Cash payments made for interest in 2005 were exceeded by amounts capitalized, resulting in the gross interest payments of $33.5 million being capitalized. Cash payments for interest, net of amounts capitalized, totaled $10.2 million and $13.9 million for the years ended December 31, 2004 and 2003, respectively. Cash payments for income taxes, net of refunds, totaled $66.7 million, $37.6 million and $50.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 14—Segment and Geographic Information

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

We evaluate and measure segment performance on the basis of operating income. Intersegment revenues, which have been eliminated from the consolidated totals, are recorded at transfer prices which are intended to approximate the prices charged to external customers. Segment operating income consists of revenues from external customers less the related operating costs and expenses and excludes interest expense, interest income, restructuring costs and corporate expenses. Segment assets consist of all current and long-lived assets, exclusive of affiliate receivables and investments.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Contract Drilling	Drilling Management Services	Oil and Gas	Corporate	Eliminations and Other		Consolidated
	(In millions)
REVENUES FROM EXTERNAL CUSTOMERS
2005	$1,640.2	$566.6	$56.7				$2,263.5
2004	1,176.9	515.2	31.6				1,723.7
2003	1,263.9	523.4	20.9				1,808.2

INTERSEGMENT REVENUES
2005	24.3	23.7	—		(48.0)		—
2004	14.9	16.3	—		(31.2)		—
2003	2.7	5.0	—		(7.7)		—

TOTAL REVENUES
2005	1,664.5	590.3	56.7		(48.0)		2,263.5
2004	1,191.8	531.5	31.6		(31.2)		1,723.7
2003	1,266.6	528.4	20.9		(7.7)		1,808.2

OPERATING INCOME
2005	445.3	31.3	33.9	(67.9)	21.8	(1)	464.4
2004	119.1	6.7	19.4	(62.0)	50.6	(2)	133.8
2003	138.0	31.7	12.0	(52.7)	(3.4	) (3)	125.6

DEPRECIATION, DEPLETION AND AMORTIZATION
2005	259.6	—	8.0	7.7	—		275.3
2004	246.3	—	5.0	5.5	—		256.8
2003	249.5	—	3.1	4.9	—		257.5

CAPITAL EXPENDITURES
2005 (4)	371.2	—	14.1	11.6	—		396.9
2004	416.2	—	20.4	16.3	—		452.9
2003	446.3	—	13.3	6.4	—		466.0

SEGMENT ASSETS
2005	5,888.6	114.1	145.0	173.3	(98.9	) (5)	6,222.1
2004	5,554.4	82.4	119.5	320.2	(78.3)		5,998.2
2003	5,284.5	81.3	85.6	770.8	(72.5)		6,149.7

GOODWILL
2005	339.0	—	—	—	—		339.0
2004	338.1	—	—	—	—		338.1
2003	352.1	—	—	—	—		352.1

(1)

The 2005 amount includes a gain of $23.5 million relating of the sale of the Glomar Robert. F. Bauer and gains totaling $4.5 million relating to deferred consideration on the sale of part of our oil and gas division’s interest in certain oil and gas properties (Note 2). These amounts were offset by amounts recorded as a result of damage sustained by our rigs from Hurricanes Rita and Katrina during third quarter of 2005. We recorded an involuntary loss totaling $127 million against the carrying value of rigs damaged in the storms, offset by $117 million in anticipated insurance recoveries. The net loss of $10 million represents our insurance deductible for Hurricane Rita, while the 60-day waiting period under our loss of hire insurance

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

policy will serve as the only insurance deducible for Hurricane Katrina. In the fourth quarter of 2005 we recorded $3.8 million for estimated recoveries from insurers under this loss of hire insurance policy related to Hurricane Katrina (Note 5).

(2)	The 2004 amount includes a gain of $24.0 million as a result of the loss of the GSF Adriatic IV and gains totaling $27.8 million related to the sales of oil and gas division’s interests in certain oil and gas properties, offset in part by an impairment loss of $1.2 million in connection with the sale of a platform rig (Note 2).
(3)	Amount for 2003 consists of changes to estimated restructuring costs incurred in connection with the Merger.
(4)	Capital expenditures include approximately $14.1 million, $63.9 million and $16.6 million of capital expenditures related to our rig building program that had been accrued but not paid as of December 31, 2005, 2004 and 2003, respectively (Note 13).
(5)	Amounts for 2005, 2004, and 2003 reflect the deferral of intersegment turnkey drilling profit credited to our full cost pool of oil and gas properties (see Note 2).

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is typically not known at the time a project is completed (see “Critical Accounting Policies and Estimates—Turnkey Drilling Estimates”). Results for the years ended December 31, 2005 and 2004, were favorably affected by downward revisions to cost estimates of wells completed in prior years totaling $2.7 million and $3.3 million, respectively, which represented approximately less than 1.0% and 1.0%, respectively, of drilling management services expenses for 2004 and 2003. The effect of these revisions was more than offset, however, by the deferral of turnkey profit totaling $17.1 million in 2005 and $17.6 million in 2004 related to wells in which a subsidiary of our oil and gas division was either the operator or held a working interest. This turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

One customer accounted for more than 10% of consolidated revenues for 2005: BP provided $261.0 million of contract drilling revenues and $1.2 million of oil and gas revenues. One customer accounted for more than 10% of consolidated revenues in 2004: Total and its affiliated companies provided $186.0 million of contract drilling revenues. Two customers each accounted for more than 10% of consolidated revenues in 2003: Total provided $234.2 million of contract drilling revenues, and ExxonMobil provided $231.6 million of contract drilling revenues.

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

	2005	2004	2003
	(In millions)
United Kingdom	$439.6	$330.5	$447.0
Nigeria	73.5	80.3	119.2
Egypt	112.8	97.8	82.8
Angola	148.1	7.9	0.1
Other foreign countries (1)	809.7	595.5	555.1

Total foreign revenues	1,583.7	1,112.0	1,204.2
United States	679.8	611.7	604.0

Total revenues	$2,263.5	$1,723.7	$1,808.2

(1)	Individually less than 5% of consolidated revenues for 2005, 2004, and 2003.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by geographic areas, based on their physical location at December 31, were as follows:

	2005	2004
	(In millions)
Properties and equipment:
United Kingdom	$588.3	$518.9
Angola	460.3	66.8
Other foreign countries (1)	1,706.0	2,184.0

Total foreign long-lived assets	2,754.6	2,769.7
United States	1,109.5	836.2

Total productive assets	3,864.1	3,605.9
Construction in progress—United States	453.7	—
Construction in progress—Singapore	—	724.0

Total properties and equipment	4,317.8	4,329.9
Goodwill	339.0	338.1

Total long-lived assets	$4,656.8	$4,668.0

(1)	Individually less than 10% of consolidated long-lived assets at December 31.

Note 15—Transactions with Affiliates

Until December 2005, Kuwait Petroleum Corporation, through its wholly owned subsidiary, SFIC Holdings (Cayman), Inc., owned a portion of our outstanding shares. At December 31, 2004, Kuwait Petroleum Corporation held 43,500,000 ordinary shares, approximately 18.4% of our ordinary shares. During 2005, we repurchased all 43,500,000 ordinary shares from Kuwait Petroleum Corporation with the net proceeds of public offerings of an equal number of ordinary shares, as described in Note 16—Share Repurchase. Kuwait Petroleum Corporation’s ownership interest had entitled it to certain rights pursuant to an intercompany agreement entered into with Santa Fe International in connection with the initial public offering of Santa Fe International and amended in connection with the Merger.

The intercompany agreement, as amended, provided that, as long as Kuwait Petroleum Corporation and its affiliates, in the aggregate, owned at least 10% of our outstanding ordinary shares, the consent of SFIC Holdings was required to change the jurisdiction of any of our existing subsidiaries or incorporate a new subsidiary in any jurisdiction in a manner materially adversely affecting the rights or interests of Kuwait Petroleum Corporation and its affiliates or to reincorporate us in another jurisdiction and provide SFIC Holdings rights to access information concerning us. The intercompany agreement, as amended, also provided that SFIC Holdings had the right to designate up to three representatives to our Board of Directors based on SFIC Holdings’ ownership percentage. As of December 31, 2005, all of SFIC Holdings’ representatives on our Board of Directors had resigned.

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2005, we paid $34,000 of agency fees pursuant to the agency agreement in return for their sponsorship that allows us to operate in Kuwait. We did not earn any revenues from KOC or its affiliate during 2005. During the year ended December 31, 2004, we earned revenues from KOC and its affiliate for performing land contract drilling services in the ordinary course of business totaling $20.5 million and paid $211,000 of agency fees pursuant to the agency agreement. During the year ended December 31, 2003, we earned revenues from KOC and its affiliate for performing land contract drilling services in the ordinary course of business totaling $45.6 million and paid $444,000 of agency fees pursuant to the agency agreement. At December 31, 2005 and 2004, we had accounts receivable from affiliates of Kuwait Petroleum Corporation of $0.1 million and $2.1 million, respectively.

Note 16—Share Repurchase

During 2005, we issued a total of 43,500,000 ordinary shares in two public offerings and, in each case, immediately used the net proceeds to repurchase an equal number of our ordinary shares from a subsidiary of Kuwait Petroleum Corporation at a price per share equal to the net proceeds per share we received in the offering. The first offering was in April 2005, in which we issued 23,500,000 ordinary shares at an aggregate price, net of underwriting discount, of approximately $799.5 million ($34.02 per share). The second offering was in December 2005, in which we issued 20,000,000 ordinary shares at an aggregate price, net of underwriting discount, of approximately $977.1 million ($48.86 per share). In connection with these transactions, we incurred a total of $0.9 million of expenses, which were recorded as a reduction of additional paid in capital. There was no change in the number of outstanding shares as the result of the two transactions as the shares repurchased were immediately cancelled.

Note 17—Summarized Financial Data—Global Marine Inc. and Subsidiaries

Global Marine Inc. (“Global Marine”), one of our wholly owned subsidiaries, is a domestic and international offshore drilling contractor, with a fleet of 12 mobile offshore drilling rigs worldwide. Global Marine, through its subsidiaries, provides offshore drilling services on a dayrate basis in the U.S. Gulf of Mexico and internationally, provides drilling management services on a turnkey basis, and also engages in oil and gas exploration, development and production activities, principally in order to facilitate the acquisition of turnkey contracts for its drilling management services operations.

Summarized financial information for Global Marine and its consolidated subsidiaries follows:

	Year Ended December 31,
	2005	2004	2003
	(In millions)
Sales and other operating revenues	$720.6	$705.9	$1,361.8
Operating Income	109.1	133.0	50.4
Net income (loss)	116.9	9.7	(13.5)

	December 31,
	2005	2004
	(In millions)
Current Assets	$254.3	$214.5
Net properties and equipment	946.2	961.7
Investment in unconsolidated subsidiaries	—	—
Other assets	1,524.7	1,390.2
Current liabilities	412.9	470.0
Total long-term debt (1)	312.9	313.1
Other long-term liabilities	102.8	44.4
Net equity	1,896.6	1,738.8

(1)	Includes capitalized lease obligation.

SUPPLEMENTAL OIL AND GAS DISCLOSURE (Unaudited)

Pursuant to Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities” (“SFAS69”), we are required to provide supplemental oil and gas disclosures if our oil and gas subsidiaries are considered significant. In 2005, our oil and gas operations were not considered significant under the provisions in SFAS 69. Our estimated 2004 and 2003 net proved reserves and proved developed reserves of crude oil, natural gas and natural gas liquids are shown in the table below.

	2004		2003
	Gas	Oil	Gas	Oil
	Millions of Cubic feet	Thousands of Barrels	Millions of Cubic feet	Thousands of Barrels
United States:
Proved Reserves:
Balance, January 1	5,906	287	6,675	316
Increase (decrease) during the year attributable to:
Revisions of previous estimates	181	56	169	9
Extensions, discoveries and other additions	1,377	18	2,331	60
Production	(2,752)	(85)	(3,269)	(98)
Sales of minerals in place	402	1	—	—

Balance, December 31	5,114	277	5,906	287

Proved Developed Reserves:
January 1	5,906	287	6,675	316

December 31	5,081	277	5,906	287

United Kingdom:
Proved Reserves:
Balance, January 1	—	4,188	—	4,188
Increase (decrease) during the year attributable to:
Revisions of previous estimates	—	146	—	—
Extensions, discoveries and other additions	—	586	—	—
Production	—	(263)	—	—
Sales of minerals in place	—	(2,094)	—	—

Balance, December 31	—	2,563	—	4,188

Proved Developed Reserves:
January 1	—	—	—	—

December 31	—	2,563	—	—

Total:
Proved Reserves:
Balance, January 1	5,906	4,475	6,675	4,504
Increase (decrease) during the year attributable to:
Revisions of previous estimates	181	202	169	9
Extensions, discoveries and other additions	1,377	604	2,331	60
Production	(2,752)	(348)	(3,269)	(98)
Sales of minerals in place	402	(2,093)	—	—

Balance, December 31	5,114	2,840	5,906	4,475

Proved Developed Reserves:
January 1	5,906	287	6,675	316

December 31	5,081	2,840	5,906	287

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

There were no capitalized costs of unproved oil and gas properties excluded from the full cost amortization pool as of December 31, 2004. Capitalized costs of unproved oil and gas properties excluded from the full cost amortization pool as of December 31, 2003, totaled $2.9 million. Costs incurred related to oil and gas activities consisted of the following:

	2004	2003
	(In millions)
United States:
Exploration costs	$1.3	$3.9
Development costs	2.5	0.3
Acquisition of properties	0.7	0.1

Total United States	$4.5	$4.3

United Kingdom:
Exploration costs	$0.2	$—
Development costs	15.7	9.0
Acquisition of properties	—	—

Total United Kingdom	$15.9	$9.0

Total:
Exploration costs	$1.5	$3.9
Development costs	18.2	9.3
Acquisition of properties	0.7	0.1

Total	$20.4	$13.3

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31 follows:

	2004	2003
	(In millions)
United States:
Future cash inflows	$43.5	$44.7
Future production and development costs	17.2	16.0

Future net cash flows	26.3	28.7
Ten percent annual discount for estimated timing of cash flows	3.8	4.3

Standardized measure of discounted future net cash relating to proved oil and gas reserves	$22.5	$24.4

United Kingdom:
Future cash inflows	$102.7	$127.2
Future production and development costs	48.6	77.8

Future net cash flows	54.1	49.4
Ten percent annual discount for estimated timing of cash flows	14.7	16.1

Standardized measure of discounted future net cash relating to proved oil and gas reserves	$39.4	$33.3

Total:
Future cash inflows	$146.2	$171.9
Future production and development costs	65.8	93.8

Future net cash flows	80.4	78.1
Ten percent annual discount for estimated timing of cash flows	18.5	20.4

Standardized measure of discounted future net cash relating to proved oil and gas reserves	$61.9	$57.7

Principal sources of changes in the standardized measure of discounted future net cash flows follow:

	2004	2003
	(In millions)
United States:
Balance, January 1	$24.4	$24.5
Revisions to quantity estimates and production rates	2.0	0.8
Prices, net of lifting costs	2.0	6.1
Estimated future development costs	(1.2)	(1.4)
Accretion of ten percent discount	2.4	2.4
Additions, extensions and discoveries plus improved recovery	4.4	9.2
Net sales of production	(16.3)	(18.2)
Sales and purchases of reserves in place	2.7	—
Development costs incurred	0.2	0.3
Other	1.9	0.7

Balance, December 31	$22.5	$24.4

United Kingdom:
Balance, January 1	$33.3	$30.9
Revisions to quantity estimates and production rates	3.1	—
Prices, net of lifting costs	1.3	(4.5)
Estimated future development costs	(0.1)	(11.7)
Accretion of ten percent discount	3.3	3.1
Additions, extensions and discoveries plus improved recovery	12.4	—
Net sales of production	(11.3)	—
Sales and purchases of reserves in place	(16.7)	—
Development costs incurred	15.5	14.7
Other	(1.4)	0.8

Balance, December 31	$39.4	$33.3

Total:
Balance, January 1	$57.7	$55.4
Revisions to quantity estimates and production rates	5.1	0.8
Prices, net of lifting costs	3.3	1.6
Estimated future development costs	(1.3)	(13.1)
Accretion of ten percent discount	5.7	5.5
Additions, extensions and discoveries plus improved recovery	16.8	9.2
Net sales of production	(27.6)	(18.2)
Sales and purchases of reserves in place	(14.0)	—
Development costs incurred	15.7	15.0
Other	0.5	1.5

Balance, December 31	$61.9	$57.7

Results of operations from producing activities follow:

	2004	2003
	(In millions)
United States:
Revenues	$19.4	$20.9
Expenses:
Production costs	3.1	2.7
Depreciation, depletion and amortization	3.8	3.1
Technical support and other	1.6	2.3

	8.5	8.1

Gains on sales of properties	—	—

Income before income taxes	10.9	12.8
Income tax expense (benefit)	3.8	4.2

Results of operations from producing activities	$7.1	$8.6

United Kingdom:
Revenues	$12.2	$—
Expenses:
Production costs	0.9	—
Depreciation, depletion and amortization	1.2	—
Technical support and other	1.6	0.8

	3.7	0.8

Gains on sales of properties	25.1	—

Income before income taxes	33.6	(0.8)
Income tax expense (benefit)	16.5	—

Results of operations from producing activities	$17.1	$(0.8)

Total:
Revenues	$31.6	$20.9
Expenses:
Production costs	4.0	2.7
Depreciation, depletion and amortization	5.0	3.1
Technical support and other	3.2	3.1

	12.2	8.9

Gains on sales of properties	25.1	—

Income before income taxes	44.5	12.0
Income tax expense (benefit)	20.3	4.2

Results of operations from producing activities	$24.2	$7.8

Results of operations from producing activities in the table above exclude a gain of $2.7 million ($2.0 million net of taxes) related to the sale of our oil and gas division’s interest in a drilling project in West Africa off the coast of Mauritania. This interest was classified as unproved oil and gas properties on our Consolidated Balance Sheet at December 31, 2003.

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The consolidated selected quarterly financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Revenues	$603.5	$596.6	$574.8	$488.6	$498.3	$463.3	$382.1	$380.0

Operating income (loss)	198.2	118.1	94.5	53.6	52.6	75.4	(2.2)	8.0

Income (loss) from continuing operations	180.2	107.6	85.1	50.2	(7.5)	60.8	(26.0)	4.1
Income (loss) from discontinued operations, net of tax effect	—	—	—	—	(0.1)	(2.2)	110.0	4.6

Net income (loss)	180.2	107.6	85.1	50.2	(7.6)	58.6	84.0	8.7

Net income includes the following special items:
Gain (loss) on involuntary conversion of long-lived asset, net of related recoveries amd loss of hire (1)	3.8	(6.5)	—	—	—	24.0	—	—
Gain on sale of land rig fleet (2)	—	—	—	—	—	—	113.1	—
Gain on sale of assets (3)	23.5	2.0	0.7	—	—	13.7	—	2.0
Loss on retirement of long-term debt (4)	—	—	—	—	—	—	(21.0)	—
Tax effect of internal restructuring (5)	—	—	—	—	(42.5)	—	—	—
Earnings (loss) per ordinary share (Basic):
Income (loss) from continuing operations	0.74	0.44	0.36	0.21	(0.03)	0.26	(0.11)	0.02
Income (loss) from discontinued operations	—	—	—	—	—	(0.01)	0.47	0.02

Net income (loss)	0.74	0.44	0.36	0.21	(0.03)	0.25	0.36	0.04

Earnings (loss) per ordinary share (Diluted):
Income (loss) from continuing operations	0.73	0.44	0.35	0.21	(0.03)	0.26	(0.11)	0.02
Income (loss) from discontinued operations	—	—	—	—	—	(0.01)	0.47	0.02

Net income (loss)	0.73	0.44	0.35	0.21	(0.03)	0.25	0.36	0.04

Cash dividened declared per ordinary share	0.225	0.15	0.15	0.075	0.075	0.05	0.05	0.05
Price ranges of ordinary shares:
High	50.22	48.00	44.00	39.05	33.20	31.75	28.94	30.69
Low	39.15	40.30	32.27	31.95	27.22	24.53	24.03	23.44

(1)

In the third quarter of 2005 our fleet in the U.S. Gulf of Mexico was impacted by both Hurricanes Katrina and Rita. In that quarter we recorded an involuntary loss totaling $127 million against the carrying value of rigs damaged in the storms, offset by $117 million in anticipated insurance recoveries. The net loss of

$10 million for that quarter ($6.5 million, net of tax) represents our insurance deductible for Hurricane Rita, while the 60-day waiting period under our loss of hire insurance policy will serve as the only insurance deducible for Hurricane Katrina. In the fourth quarter of 2005 we recorded $3.8 million for estimated recoveries from insurers under this loss of hire insurance policy related to Hurricane Katrina, resulting in a new loss for 2005 of $6.2 million. In August 2004, the cantilevered jackup GSF Adriatic IV encountered well control problems, caught fire and sank while drilling in the Mediterranean Sea off the coast of Egypt. We received insurance proceeds totaling $40.0 million, net of our deductible, and recorded a gain of $24.0 million, net of taxes.

(2)	In May 2004, we sold our land drilling business for a total sales price of $316.5 million and recorded a gain of $113.1 million, net of a tax benefit of $1.1 million.
(3)	The 2004 amount includes the sale of our oil and gas division’s interests in two oil and gas projects. In the first quarter 2004, our oil and gas division sold its interest in a drilling project in West Africa for approximately $6.1 million, recording a gain of $2.7 million. In the third quarter 2004, our oil and gas division sold a portion of its interest in the Broom Field development project in the North Sea for approximately $35.9 million, recording a gain of $13.7 million, net of taxes. Pursuant to the terms of the sale, if commodity prices exceeded a specified amount, we were also entitled to additional post-closing consideration equal to a portion of the proceeds from the production attributable to this interest sold through September 2005. In 2005 we recorded an additional gain associated with this deferred consideration arrangement of $4.5 million ($2.7 net of taxes), which represents the entire deferred consideration earned under the sales agreement. In 2005 we also sold the Glomar Robert F. Bauer drillship for $25 million and recorded a gain of $23.5 million, which has no tax impact.
(4)	In 2004 we completed the redemption of the entire outstanding $300 million principal amount of Global Marine Inc.’s 7 1/8% Notes due 2007, recognizing a loss on the early retirement of debt of approximately $32.4 million.
(5)	In 2004 we completed a subsidiary realignment to separate our international and domestic holding companies. This realignment included the redemption of a minority interest in a foreign subsidiary held by one of our U.S. subsidiaries, along with the intercompany sale of certain rigs between U.S. and foreign subsidiaries. This realignment resulted in a charge of $42.5 million (see Note 11).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 6, 2006, appearing in the 2005 Annual Report to Shareholders of GlobalSantaFe Corporation and subsidiaries (which report, consolidated financial statements and assessment are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 6, 2006

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In millions)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2005:
Allowance for doubtful accounts receivable	$3.5	$2.3	$—	$(1.0)	$4.8
Deferred tax asset valuation allowance	62.1	24.2	—	(53.4)	$32.9

Year ended December 31, 2004:
Allowance for doubtful accounts receivable	$7.9	$—	$—	$(4.4)	$3.5
Deferred tax asset valuation allowance	149.6	9.1	2.1	(98.7)	$62.1

Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$3.4	$4.9	$—	$(0.4)	$7.9
Deferred tax asset valuation allowance	167.7	11.0	5.1	(34.2)	$149.6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting for the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of GlobalSantaFe Corporation’s internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of GlobalSantaFe Corporation’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2005, GlobalSantaFe Corporation maintained effective internal control over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing elsewhere in this report, which expresses unqualified opinions on our management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2005, the following individuals each adopted a written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provided for the exercise of specified stock options granted to the individual by the Company and the sale of the underlying shares of Company stock in “cashless” exercise transactions at specified per share market price targets: Anil B. Shah, Vice President and Treasurer of the Company; R. Blake Simmons, President of Applied Drilling Technology Inc.; and Robert E. Rose, Chairman of the Board of Directors of the Company. Mr. Rose’s plan also provided for the sale of shares of Company stock that he and certain family trusts already owned at a specified per share market price target. In addition, each of the foregoing 10b5-1 plans provides for the exercise of any in-the-money stock options granted to the individual by the Company, to the extent not previously exercised, and the sale of the underlying shares of Company stock in cashless exercise transactions two business days before the options are due to expire.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the Sections entitled “Election of Directors,” “Board Committees” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2005.

Information related to the designation of our audit committee financial expert is incorporated herein by reference to the section entitled “Board Committees” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2005.

Information with respect to our executive officers required by Item 401 of Regulation S-K is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

We have adopted a code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Controller. We have posted a copy of the code on our Internet website at: http://www.globalsantafe.com under the caption “Corporate Governance.” Copies of the code may be obtained free of charge from our website or by requesting a copy in writing from our Secretary at 15375 Memorial Drive, Houston, Texas 77079. We intend to disclose any amendments to, or waivers from, a provision of the code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer or the Controller by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated herein by reference to the Sections entitled “Director Compensation,” “Executive Compensation” and “Employment Agreements and Termination Agreements” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership required by Item 12 is incorporated herein by reference to the Section entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers,” and “Equity Compensation Plan Information” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated herein by reference to the Section entitled “Certain Relationships and Related Transactions” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the Section entitled “Audit Committee Report” of our definitive proxy statement which will be filed no later than 120 days after December 31, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	Financial Statements, Schedules and Exhibits

	(1)	Financial Statements
		Report of Independent Registered Public Accounting Firm	61
		Consolidated Statements of Income	63
		Consolidated Balance Sheets	64
		Consolidated Statements of Cash Flows	66
		Consolidated Statements of Shareholders’ Equity	67
		Notes to Consolidated Financial Statements	68
	(2)	Financial Statement Schedule
		Report of Independent Registered Public Accounting Firm	108
		Schedule II—Valuation and Qualifying Accounts	109

		Schedules other than Schedule II are omitted for the reason that they are not applicable.

	(3)	Exhibits

The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-14634). Exhibits filed herewith are so indicated “+”. Exhibit incorporated by reference are so indicated by parenthetical information.

2.1	Agreement and Plan of Merger, dated as of August 31, 2001, among the Company, Silver Sub, Inc., Gold Merger Sub, Inc. and Global Marine Inc. (incorporated herein by this reference to the Company’s Current Report on Form 8-K filed September 4, 2001).

2.2	Purchase Agreement between GlobalSantaFe Corporation, GlobalSantaFe Drilling Venezuela, C.A., GlobalSantaFe Drilling Operations Inc., and Saudi Drilling Company Limited as Seller Parties and Precision Drilling Corporation, P. D. Technical Services Inc., Precision Drilling De Venezuela C.A., Precision Drilling Services Saudi Arabia Ltd., Muscat Overseas Oil & Gas Drilling Co. LLC, and Precision Drilling (Cyprus) Limited as Buyer Parties dated as of April 1, 2004 (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on 8-K filed April 2, 2004).

3.1	Amended and Restated Memorandum of Association of the Company, adopted by Special Resolution of the members effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the members effective June 9, 2004 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Section 15.2 of the Amended and Restated Articles of Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders (incorporated herein by this reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc. (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997); First Supplemental Indenture dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000); Second Supplemental Indenture dated as of November 20, 2001(incorporated herein by this reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.3a	Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.3b	Terms of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.4	Indenture dated as of February 1, 2003, between GlobalSantaFe Corporation and Wilmington Trust Company, as Trustee, relating to Debt Securities of GlobalSantaFe Corporation (incorporated herein by this reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.5a	Form of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.5b	Terms of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated August 1, 1996).

10.2a	Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. “Glomar C.R. Luigs”) (incorporated herein by this reference to Exhibit 10.10 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.2b	Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.3a	Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.3b	Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No. 12) Limited, as Lessor (incorporated herein by this reference to Exhibit 10.15 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.4a	Head-lease Agreement dated January 30, 2003 between GlobalSantaFe Drilling Company (North Sea) Limited, as lessor, and Sogelease B.V., as lessee, in respect of the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.4b	Sub-lease Agreement dated January 30, 2003 between Sogelease B.V., as sub-lessor, and GlobalSantaFe Drilling Company (North Sea) Limited, as sub-lessee, in respect of the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.4c	Guarantee and Indemnity dated January 30, 2003 between GlobalSantaFe Corporation, as guarantor, and Sogelease B.V. relating to the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.5a	Form of Underwriting Agreement for Ordinary Shares (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.5b	Terms Agreement dated April 14, 2005 between the Company and Goldman Sachs & Co., as representative of the underwriters named therein (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.5c	Share Purchase Agreement dated April 14, 2005, between the Company, Kuwait Petroleum Corporation and SFIC Holdings (Cayman), Inc. (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.6a	Form of Underwriting Agreement for Ordinary Shares (incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2005).

10.6b	Terms Agreement dated December 14, 2005 between the Company and Lehman Brothers Inc. (incorporated herein by this reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2005).

10.6c	Share Purchase Agreement dated December 15, 2005, between the Company, Kuwait Petroleum Corporation and SFIC Holdings (Cayman), Inc. (incorporated herein by this reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2005).

*10.7	Schedule of Compensation for Non-Employee Directors (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2005).

*10.8a	Base Salaries and Annual Incentive Targets for Certain Executive Officers (incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

*10.8b	Stock-Settled Stock Appreciation Rights for Executive Officers (incorporated herein by this reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

*10.9a	2005 Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.9b	2006 Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

*10.10a	Global Marine Inc. 1989 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988); First Amendment (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1990); Second Amendment (incorporated herein by this reference to Exhibit 10.7 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment (incorporated herein by this reference to Exhibit 10.19 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993.); Fourth Amendment (incorporated herein by this reference to Exhibit 10.16 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s

		Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.10b		Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); First Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1995); Second Amendment (incorporated herein by this reference to Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.10c		1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan dated March 23, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999); Amendment to Non-Employee Director Stock Option Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.10d		1997 Long-Term Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Long Term Incentive Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.10e		GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1998); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

*10.10e	(1)	Memorandum dated November 20, 2001, Regarding Grant of Restricted Stock under the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan, including Terms and Conditions of Restricted Stock (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.10e	(2)	Form of Notice of Grant of Stock Options used for stock option grants under the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.10e	(3)	Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units under the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan to certain executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.10f		GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-73878) filed November 21, 2001).

*10.10g		GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.10g	(1)	Form of Notice of Grant of Stock Options used for stock option grants under the GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.10g	(2)	Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units under the GlobalSantaFe Corporation 2001 Long-Term Incentive Plan to certain executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company’s Annual Report on Form 10K for the year ended December 31, 2001).

+*10.10g	(3)	Form of Notice of Stock Option Grant to Non-Employee Directors under the GlobalSantaFe Corporation 2001 Long-Term Incentive Plan.

*10.10h		GlobalSantaFe 2003 Long-Term Incentive Plan (as Amended and Restated Effective June 7, 2005) (incorporated herein by this reference to Exhibit 10.4 to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.10h	(1)	Forms of Memoranda Regarding Grant of Performance Units under the GlobalSantaFe 2003 Long-Term Incentive Plan to certain executive officers of the Company, including terms and conditions for 2003-2005 and 2004-2006 performance cycles (incorporated herein by this reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.10h	(2)	Form of Notice of Grant of Stock Options for stock option grants under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.10h	(3)	Form of Notice of Stock Option Grant used for new stock option grants to non-employee directors under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.10h	(4)	Form of Notice of Grant for Non-Employee Director Restricted Stock Units under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.10h	(5)	Form of the Notice of Grant of Stock Options under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

*10.10h	(6)	Form of the Notice of Grant of Performance Units under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

*10.10h	(7)	Form of the Notice of Grant of Performance-Awarded Restricted Stock Units under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

+*10.10h	(8)	Form of Notice of Grant of Non-Employee Director Restricted Stock Units under the GlobalSantaFe 2003 Long-Term Incentive Plan.

*10.10h	(9)	Form of Notice of Grant of Stock-Settled Stock Appreciation Rights under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

*10.11a	GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective January 1, 2001; and Amendment to GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective November 20, 2001 (incorporated herein by this reference Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.11b	Trust Agreement between GlobalSantaFe Corporate Services Inc. and Fidelity Management Trust Company for the GlobalSantaFe Key Employee Deferred Compensation Trust dated as of July 12, 2002 (incorporated herein by this reference Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

+*10.12a	GlobalSantaFe Retention Program (As Amended and Restated Effective December 20, 2005).

+*10.12b	Retention Notice Under GlobalSantaFe Retention Program.

*10.13a	Employee Severance Protection Plan adopted May 2, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Form of Executive Severance Protection Agreement thereunder, effective October 18, 1999, between the Company and fourteen officers, respectively (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999); Amendments to Executive Severance Protection Agreements, dated October 25, 2001, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.13b	Form of Severance Agreement dated August 16, 2001, between Global Marine Inc. and six executive officers, respectively (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001); Supplemental Agreement to Severance Agreement dated January 20, 2003 by and between Global Marine Inc., GlobalSantaFe Corporation and W. Matt Ralls (incorporated herein by this reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.13c	Form of Severance Agreement dated July 29, 2003, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.13d	Form Severance Agreement with Executive Officers (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 26, 2005).

+*10.13e	GlobalSantaFe Severance Program for Shorebased Staff Personnel effective January 1, 2006 through December 31, 2006.

*10.14	Group Life and Accident and Health Insurance Policy between Aetna Life Insurance Company and GlobalSantaFe effective January 1, 2004 (incorporated herein by this reference to Exhibit 10.42 of GlobalSantaFe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.15	Form of GlobalSantaFe Indemnity Agreement (incorporated herein by this reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.16a	GlobalSantaFe Personal Financial Planning Assistance Program for Senior Executive Officers (incorporated herein by this reference to Exhibit 10.44 of GlobalSantaFe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.16b	GlobalSantaFe Personal Financial Planning Assistance Program for Key Employees (incorporated herein by this reference to Exhibit 10.45 of GlobalSantaFe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.17a	GlobalSantaFe Supplemental Executive Retirement Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.17b	GlobalSantaFe Pension Equalization Plan effective as of July 1, 2002 (incorporated herein by this reference Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.17c	Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989); First Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1999). Second Amendment to the Global Marine Benefit Equalization Retirement Trust to be renamed GlobalSantaFe Pension Equalization Plan Trust effective January 1, 2004 (incorporated herein by this reference Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

+12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

+21.1	List of Subsidiaries.

+23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

+23.2	Consent of Netherland, Sewell & Associates, Inc.

+23.3	Consent of DeGolyer and MacNaughton.

+31.1	Chief Executive Officer’s Certification pursuant to Rule 13a—14(a) of the Securities Exchange Act of 1934.

+31.2	Chief Financial Officer’s Certification pursuant to Rule 13a—14(a) of the Securities Exchange Act of 1934.

+32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report regarding estimates of the Company’s proved oil and gas reserves in the United States prepared by Netherland, Sewell & Associates, Inc. (incorporated herein by this reference to Exhibit 99.2 to the Company’s Form 10-K/A amendment to Annual Report on Form 10-K for the year ended December 31, 2004).

99.2	Report regarding estimates of the Company’s proved oil and gas reserves in the United Kingdom prepared by DeGolyer and MacNaughton (incorporated herein by this reference to Exhibit 99.3 to the Company’s Form 10-K/A amendment to Annual Report on Form 10-K for the year ended December 31, 2004).

+	Filed herewith.
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALSANTAFE CORPORATION (REGISTRANT)

Date: March 3, 2006	By:	/s/ MICHAEL R. DAWSON
(Michael R. Dawson) Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON A. MARSHALL (Jon A. Marshall)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2006

/s/ MICHAEL R. DAWSON (Michael R. Dawson)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2006

/s/ ROBERT L. HERRIN, JR. (Robert L. Herrin, Jr.)	Vice President and Controller (Principal Accounting Officer)	March 3, 2006

/s/ FERDINAND A. BERGER (Ferdinand A. Berger)	Director	March 3, 2006

/s/ THOMAS W. CASON (Thomas W. Cason)	Director	March 3, 2006

/s/ RICHARD L. GEORGE (Richard L. George)	Director	March 3, 2006

/s/ EDWARD R. MULLER (Edward R. Muller)	Director	March 3, 2006

/s/ PAUL J. POWERS (Paul J. Powers)	Director	March 3, 2006

/s/ ROBERT E. ROSE (Robert E. Rose)	Director	March 3, 2006

/s/ STEPHEN J. SOLARZ (Stephen J. Solarz)	Director	March 3, 2006

/s/ CARROLL W. SUGGS (Carroll W. Suggs)	Director	March 3, 2006

/s/ JOHN L. WHITMIRE (John L. Whitmire)	Director	March 3, 2006

EXHIBIT INDEX

The following are included as exhibits to this Annual Report on Form 10-K (Commission File No. 1-14634). Exhibits filed herewith are so indicated “+”. Exhibit incorporated by reference are so indicated by parenthetical information.

2.1	Agreement and Plan of Merger, dated as of August 31, 2001, among the Company, Silver Sub, Inc., Gold Merger Sub, Inc. and Global Marine Inc. (incorporated herein by this reference to the Company’s Current Report on Form 8-K filed September 4, 2001).

2.2	Purchase Agreement between GlobalSantaFe Corporation, GlobalSantaFe Drilling Venezuela, C.A., GlobalSantaFe Drilling Operations Inc., and Saudi Drilling Company Limited as Seller Parties and Precision Drilling Corporation, P. D. Technical Services Inc., Precision Drilling De Venezuela C.A., Precision Drilling Services Saudi Arabia Ltd., Muscat Overseas Oil & Gas Drilling Co. LLC, and Precision Drilling (Cyprus) Limited as Buyer Parties dated as of April 1, 2004 (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on 8-K filed April 2, 2004).

3.1	Amended and Restated Memorandum of Association of the Company, adopted by Special Resolution of the members effective November 20, 2001 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Articles of Association of the Company, adopted by Special Resolution of the members effective June 9, 2004 (incorporated herein by this reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Section 15.2 of the Amended and Restated Articles of Association of the Company requiring advance written notice of any nomination or proposal to be submitted by a shareholder at any general meeting of shareholders (incorporated herein by this reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc. (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed with the Commission on October 30, 1997); First Supplemental Indenture dated as of June 23, 2000 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000); Second Supplemental Indenture dated as of November 20, 2001 (incorporated herein by this reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.3a	Form of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.3b	Terms of 7% Note Due 2028 (incorporated herein by this reference to Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated May 20, 1998).

4.4	Indenture dated as of February 1, 2003, between GlobalSantaFe Corporation and Wilmington Trust Company, as Trustee, relating to Debt Securities of GlobalSantaFe Corporation (incorporated herein by this reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.5a	Form of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.5b	Terms of 5% Note due 2013 (incorporated herein by this reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Bareboat Charter Agreement, dated July 2, 1996, between the United States of America and Global Marine Capital Investments Inc. (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) dated August 1, 1996).

10.2a	Head Lease Agreement dated 8th December 1998 by and between Nelstar Leasing Company Limited, as lessor, and Global Marine Leasing Corporation, as lessee, relating to a Glomar Hull 456 class deepwater drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1739 (t.b.n. “Glomar C.R. Luigs”) (incorporated herein by this reference to Exhibit 10.10 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.2b	Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as guarantor, and Nelstar Leasing Company Limited, as lessor (incorporated herein by this reference to Exhibit 10.11 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.3a	Head Lease Agreement dated 8th December 1998 by and between BMBF (No. 12) Limited, as lessor, and Global Marine International Drilling Corporation, as lessee, relating to one double hulled, dynamically positioned ultra-deepwater Glomar class 456 drillship to be constructed by Harland and Wolff Shipbuilding and Heavy Industries Ltd. with hull number 1740 (incorporated herein by this reference to Exhibit 10.14 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.3b	Deed of Guarantee and Indemnity dated 8th December 1998 by and between Global Marine Inc., as Guarantor, and BMBF (No. 12) Limited, as Lessor (incorporated herein by this reference to Exhibit 10.15 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1998).

10.4a	Head-lease Agreement dated January 30, 2003 between GlobalSantaFe Drilling Company (North Sea) Limited, as lessor, and Sogelease B.V., as lessee, in respect of the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.4b	Sub-lease Agreement dated January 30, 2003 between Sogelease B.V., as sub-lessor, and GlobalSantaFe Drilling Company (North Sea) Limited, as sub-lessee, in respect of the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.4c	Guarantee and Indemnity dated January 30, 2003 between GlobalSantaFe Corporation, as guarantor, and Sogelease B.V. relating to the jack-up drilling unit known as “Britannia” (incorporated herein by this reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.5a	Form of Underwriting Agreement for Ordinary Shares (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.5b	Terms Agreement dated April 14, 2005 between the Company and Goldman Sachs & Co., as representative of the underwriters named therein (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.5c	Share Purchase Agreement dated April 14, 2005, between the Company, Kuwait Petroleum Corporation and SFIC Holdings (Cayman), Inc. (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.6a	Form of Underwriting Agreement for Ordinary Shares (incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2005).

10.6b	Terms Agreement dated December 14, 2005 between the Company and Lehman Brothers Inc. (incorporated herein by this reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2005).

10.6c	Share Purchase Agreement dated December 15, 2005, between the Company, Kuwait Petroleum Corporation and SFIC Holdings (Cayman), Inc. (incorporated herein by this reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2005).

*10.7	Schedule of Compensation for Non-Employee Directors (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2005).

*10.8a	Base Salaries and Annual Incentive Targets for Certain Executive Officers (incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2005).

*10.8b	Stock-Settled Stock Appreciation Rights for Executive Officers (incorporated herein by this reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

*10.9a	2005 Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2005).

*10.9b	2006 Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

*10.10a	Global Marine Inc. 1989 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1988); First Amendment (incorporated herein by this reference to Exhibit 10.6 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1990); Second Amendment (incorporated herein by this reference to Exhibit 10.7 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); Third Amendment (incorporated herein by this reference to Exhibit 10.19 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1993.); Fourth Amendment (incorporated herein by this reference to Exhibit 10.16 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1994.); Fifth Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1996.); Sixth Amendment (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.10b	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan (incorporated herein by this reference to Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1991); First Amendment (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1995); Second Amendment (incorporated herein by this reference to Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1996).

*10.10c	1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Non-Employee Director Stock Option Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended

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

*10.10d		1997 Long-Term Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997); Amendment to 1997 Long Term Incentive Plan (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1998); Amendment to 1997 Long Term Incentive Plan dated December 1, 1999 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999).

*10.10e		GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended March 31, 1998); First Amendment (incorporated herein by this reference to Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000).

*10.10e	(1)	Memorandum dated November 20, 2001, Regarding Grant of Restricted Stock under the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan, including Terms and Conditions of Restricted Stock (incorporated herein by this reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.10e	(2)	Form of Notice of Grant of Stock Options used for stock option grants under the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan (incorporated herein by this reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.10e	(3)	Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units under the GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan to certain executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.10f		GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan (incorporated herein by this reference to the Company’s Registration Statement on Form S-8 (No. 333-73878) filed November 21, 2001).

*10.10g		GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.10g	(1)	Form of Notice of Grant of Stock Options used for stock option grants under the GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.10g	(2)	Form of Memorandum dated March 4, 2002, Regarding Grant of Performance-Based Restricted Units under the GlobalSantaFe Corporation 2001 Long-Term Incentive Plan to certain executive officers of the Company, respectively, including Terms and Conditions of Performance-Based Restricted Units (incorporated herein by this reference to Exhibit 10.40 to the Company’s Annual Report on Form 10K for the year ended December 31, 2001).

+*10.10g	(3)	Form of Notice of Stock Option Grant to Non-Employee Directors under the GlobalSantaFe Corporation 2001 Long-Term Incentive Plan.

*10.10h		GlobalSantaFe 2003 Long-Term Incentive Plan (as Amended and Restated Effective June 7, 2005) (incorporated herein by this reference to Exhibit 10.4 to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.10h	(1)	Forms of Memoranda Regarding Grant of Performance Units under the GlobalSantaFe 2003 Long-Term Incentive Plan to certain executive officers of the Company, including terms and conditions for 2003-2005 and 2004-2006 performance cycles (incorporated herein by this reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.10h	(2)	Form of Notice of Grant of Stock Options for stock option grants under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.10h	(3)	Form of Notice of Stock Option Grant used for new stock option grants to non-employee directors under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.10h	(4)	Form of Notice of Grant for Non-Employee Director Restricted Stock Units under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.10h	(5)	Form of the Notice of Grant of Stock Options under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

*10.10h	(6)	Form of the Notice of Grant of Performance Units under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

*10.10h	(7)	Form of the Notice of Grant of Performance-Awarded Restricted Stock Units under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2005).

+*10.10h	(8)	Form of Notice of Grant of Non-Employee Director Restricted Stock Units under the GlobalSantaFe 2003 Long-Term Incentive Plan.

*10.10h	(9)	Form of Notice of Grant of Stock-Settled Stock Appreciation Rights under the GlobalSantaFe 2003 Long-Term Incentive Plan (incorporated herein by this reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2005).

*10.11a		GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective January 1, 2001; and Amendment to GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective November 20, 2001 (incorporated herein by this reference Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.11b		Trust Agreement between GlobalSantaFe Corporate Services Inc. and Fidelity Management Trust Company for the GlobalSantaFe Key Employee Deferred Compensation Trust dated as of July 12, 2002 (incorporated herein by this reference Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

+*10.12a		GlobalSantaFe Retention Program (As Amended and Restated Effective December 20, 2005).

+*10.12b		Retention Notice Under GlobalSantaFe Retention Program.

*10.13a		Employee Severance Protection Plan adopted May 2, 1997 (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the fiscal year ended June 30, 1997); Form of Executive Severance Protection Agreement thereunder, effective October 18, 1999, between the Company and fourteen officers, respectively (incorporated herein by this reference to the Company’s Annual Report on Form 20-F for the calendar year ended December 31, 1999); Amendments to Executive Severance Protection Agreements, dated October 25, 2001, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.13b	Form of Severance Agreement dated August 16, 2001, between Global Marine Inc. and six executive officers, respectively (subsequently assumed by the Company) (incorporated herein by this reference to Exhibit 10.4 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended September 30, 2001); Supplemental Agreement to Severance Agreement dated January 20, 2003 by and between Global Marine Inc., GlobalSantaFe Corporation and W. Matt Ralls (incorporated herein by this reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.13c	Form of Severance Agreement dated July 29, 2003, between the Company and three executive officers, respectively (incorporated herein by this reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

*10.13d	Form Severance Agreement with Executive Officers (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 26, 2005).

+*10.13e	GlobalSantaFe Severance Program for Shorebased Staff Personnel effective January 1, 2006 through December 31, 2006.

*10.14	Group Life and Accident and Health Insurance Policy between Aetna Life Insurance Company and GlobalSantaFe effective January 1, 2004 (incorporated herein by this reference to Exhibit 10.42 of GlobalSantaFe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.15	Form of GlobalSantaFe Indemnity Agreement (incorporated herein by this reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.16a	GlobalSantaFe Personal Financial Planning Assistance Program for Senior Executive Officers (incorporated herein by this reference to Exhibit 10.44 of GlobalSantaFe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.16b	GlobalSantaFe Personal Financial Planning Assistance Program for Key Employees (incorporated herein by this reference to Exhibit 10.45 of GlobalSantaFe Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.17a	GlobalSantaFe Supplemental Executive Retirement Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.17b	GlobalSantaFe Pension Equalization Plan effective as of July 1, 2002 (incorporated herein by this reference Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.17c	Global Marine Benefit Equalization Retirement Trust as established effective January 1, 1990 (incorporated herein by this reference to Exhibit 10.9 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 1-5471) for the year ended December 31, 1989); First Amendment and Appointment of Successor Trustee dated as of June 1, 1999, by and between Global Marine Corporate Services Inc. and SEI Trust Company (incorporated herein by this reference to Exhibit 10.3 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 1999). Second Amendment to the Global Marine Benefit Equalization Retirement Trust to be renamed GlobalSantaFe Pension Equalization Plan Trust effective January 1, 2004 (incorporated herein by this reference Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

+12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

+21.1	List of Subsidiaries.

+23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

+23.2	Consent of Netherland, Sewell & Associates, Inc.

+23.3	Consent of DeGolyer and MacNaughton.

+31.1	Chief Executive Officer’s Certification pursuant to Rule 13a—14(a) of the Securities Exchange Act of 1934.

+31.2	Chief Financial Officer’s Certification pursuant to Rule 13a—14(a) of the Securities Exchange Act of 1934.

+32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report regarding estimates of the Company’s proved oil and gas reserves in the United States prepared by Netherland, Sewell & Associates, Inc. (incorporated herein by this reference to Exhibit 99.2 to the Company’s Form 10-K/A amendment to Annual Report on Form 10-K for the year ended December 31, 2004).

99.2	Report regarding estimates of the Company’s proved oil and gas reserves in the United Kingdom prepared by DeGolyer and MacNaughton (incorporated herein by this reference to Exhibit 99.3 to the Company’s Form 10-K/A amendment to Annual Report on Form 10-K for the year ended December 31, 2004).

+	Filed herewith.
*	Indicates management contract or compensatory plan or arrangement.