Form 10-Q
period 2006-03-31
GLOBALSANTAFE CORP
filed 2006-05-08
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☑    Accelerated filer  ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☑

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of April 30, 2006, was 243,913,618.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED MARCH 31, 2006

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

Our forward-looking statements include statements about the following subjects:

•	our possible or assumed results of operations;

•	our funding and financing plans;

•	the dates drilling rigs will become available following completion of current contracts, the dates rigs will commerce contracts and the amount of such contracts;

•	with respect to our new ultra-deepwater semisubmersible, the Development Driller III, the estimate of the construction costs for the rig;

•	our estimation of the estimated costs to remediate thruster defects on the GSF Development Driller I and the GSF Development Driller II and our expectation regarding who will bear those costs;

•	our expectation that we will likely replace the jackup GSF Adriatic IV, which was lost in a fire, and the GSF High Island III and GSF Adriatic VII, which were damaged in Hurricane Rita, if either is declared a constructive total loss;

•	our estimation of the costs related to the thruster defect for the GSF Development Driller I and GSF Development Driller II;

•	our expectations that the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event and that a single $10 million hull and machinery deductible will serve as the only deductible damage to the rigs caused by Hurricane Rita;

•	our estimates of the damage to certain of our rigs as a result of Hurricanes Katrina and Rita and costs to repair, and our belief that we will be able to recover certain of the costs to remediate the damage from underwriters;

•	our estimates of loss of hire recoveries from our insurers;

•	our expectation that we will fund the costs we incur associated with remediating the rigs damaged by Hurricanes Katrina and Rita, to the extent they are not recovered from the insurance underwriters, as well as the construction of the GSF Development Driller III, from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our expectation that the downtime for various rig repairs and possible permanent loss of two of these rigs will have an adverse effect on our results of operations in future periods;

•	our estimate of the time various rigs will return to work following repair of the damage from Hurricanes Katrina and Rita;

•	our expectation that the GSF High Island III and the GSF Adriatic VII will either be out of service for two years for repairs or will be declared constructive total losses and permanently removed from service as a result of damage from Hurricane Rita and our estimate of the time by which that determination will be made;

•	our expectation that the damage inflicted by Hurricanes Katrina and Rita will not have a material impact to our 2006 financial position or results of operations;

•	our contract drilling and drilling management services revenue backlogs and the amounts expected to be realized in 2006;

•	the expected outcomes of legal and administrative proceedings, their materiality, potential insurance coverage and their expected effects on our financial position and results of operations;

•	the assumptions as to risk-free interest rates, stock price volatility, dividend yield and expected lives of awards used to estimate the fair value of stock-based compensation awards and the estimated unrecognized compensation cost and the weighted average period over which such cost is expected to be realized;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work, contract terms and dayrates in those markets;

•	our expectations regarding equipment supply and demand in various geographic markets;

•	our expectations regarding the time and impact of the entry into service of new rigs under construction, and rigs being upgraded or reactivated;

•	our expectation that further new rig construction announcements are likely;

•	estimated costs in 2006 for drilling management services;

•	our estimated capital expenditures in 2006;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment, as well as the construction of our new ultra-deepwater semisubmersible drilling rig, with existing cash, cash equivalents, marketable securities and future cash flows from operations;

•	our expectation that our effective tax rate will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions and our expected effective tax rate for 2006;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures, total lease obligations, construction and development expenses, and debt service, from our existing cash, cash equivalents and marketable securities balances and future cash flow from operations;

•	our expectation that, if required, any additional payments made under certain fully defeased financing leases would not be material to our financial position, results of operations or cash flows in any given year;

•	our expectation regarding increases in labor costs in 2006;

•	our estimation that the Minerals Management Service of the U.S. Department of Interior or Insurance Underwriters, or both, may impose operating criteria in the Gulf of Mexico that could increase the capital cost or cost of operations or reduce the area of operations for rigs operating there, which could materially and adversely affect our operations and financial condition; and

•	our expectations regarding changes in insurance affecting our customers in the Gulf of Mexico and the impact on those customers;

•	any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on available industry, financial and economic data and our operating and financing plans as of that date. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from what we expect.

Factors that could cause or contribute to such differences include, but are not limited to (a) general economic and business conditions; (b) competition; (c) oil and natural gas price fluctuations and related market expectations; (d) the political stability of oil-producing regions; (e) our ability to hire and retain qualified personnel; (f) additional new rig construction; (g) adverse weather conditions, and (h) such other risk factors as may be discussed herein, in the “Risk Factors” section under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and subsequent reports filed with the U.S. Securities and Exchange Commission.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and its subsidiaries (the Company) as of March 31, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005, and the condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income and other comprehensive income, of shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 6, 2006 we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

May 5, 2006

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

($ in millions, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Contract drilling	$518.1	$334.5
Drilling management services	144.7	142.0
Oil and gas	16.6	12.1

Total revenues	679.4	488.6

Expenses:
Contract drilling	269.0	215.2
Drilling management services	144.8	132.2
Oil and gas	5.6	3.8
Depreciation, depletion and amortization	73.7	67.9
Involuntary conversion of long-lived assets, net of recoveries and loss of hire recoveries	(18.9)	—
General and administrative	24.4	15.9

Total operating expenses	498.6	435.0

Operating income	180.8	53.6
Other income (expense):
Interest expense	(9.2)	(12.3)
Interest capitalized	7.6	10.1
Interest income	8.2	5.2
Other	2.3	0.9

Total other income	8.9	3.9

Income before income taxes	189.7	57.5
Provision for income taxes:
Current tax provision	16.7	4.5
Deferred tax provision	10.1	2.8

Total provision for income taxes	26.8	7.3

Net income	162.9	50.2
Other comprehensive loss	(2.4)	(2.6)

Total comprehensive income	$160.5	$47.6

Earnings per ordinary share:
Basic	$0.66	$0.21
Diluted	$0.65	$0.21

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions)

	March 31, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$531.9	$562.6
Marketable securities	252.2	274.7
Accounts receivable, net of allowances	472.2	431.5
Accounts receivable from insurers	147.5	123.6
Costs incurred on turnkey drilling projects in progress	14.1	24.2
Prepaid expenses	30.3	39.6
Other current assets	13.1	13.3

Total current assets	1,461.3	1,469.5

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,685.6 at March 31, 2006, and $1,615.1 at December 31, 2005	4,365.9	4,290.2
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $28.5 at March 31, 2006, and $25.8 at December 31, 2005	31.5	27.6

Net properties	4,397.4	4,317.8
Goodwill	340.4	339.0
Deferred income taxes	27.8	28.2
Other assets	63.4	67.6

Total assets	$6,290.3	$6,222.1

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

($ in millions)

	March 31, 2006	December 31, 2005
Current liabilities:
Accounts payable	$271.5	$236.3
Accrued compensation and related employee costs	69.1	84.1
Accrued income taxes	12.0	7.8
Accrued interest	8.6	6.4
Deferred revenue	21.1	19.6
Dividends payable	55.4	55.0
Other accrued liabilities	69.5	66.5

Total current liabilities	507.2	475.7

Long-term debt	546.4	550.6
Capital lease obligations	16.1	23.6
Deferred income taxes	21.8	15.4
Pension and other post retirement benefits	71.7	122.1
Other long-term liabilities	77.6	77.2
Commitments and contingencies (Note 6)	—	—
Shareholders’ equity:
Ordinary shares, $0.01 par value, 600,000,000 shares authorized, 246,488,013 shares and 244,741,077 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively	2.5	2.4
Additional paid-in capital	3,334.4	3,246.9
Retained earnings	1,786.0	1,779.2
Accumulated other comprehensive loss	(73.4)	(71.0)

Total shareholders’ equity	5,049.5	4,957.5

Total liabilities and shareholders’ equity	$6,290.3	$6,222.1

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$162.9	$50.2
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	73.7	67.9
Deferred income taxes	10.1	2.8
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	(18.9)	—
Increase in accounts receivable	(41.5)	(30.4)
Decrease (increase) in prepaid expenses and other current assets	19.6	(3.5)
(Decrease) increase in accounts payable	(2.2)	24.7
Decrease in accrued liabilities	(3.7)	(20.9)
Decrease in deferred revenues	(0.3)	(3.1)
Increase in other long-term liabilities	7.6	4.9
Contribution to defined benefit plans	(57.6)	—
Other, net	10.3	3.8

Net cash flow provided by operating activities	160.0	96.4

Cash flows from investing activities:
Capital expenditures	(157.8)	(135.8)
Purchases of available-for-sale marketable securities	(667.5)	(1.1)
Proceeds from sales of available-for-sale marketable securities	689.7	0.3
Proceeds from disposals of properties and equipment	0.4	0.1

Net cash flow used in investing activities	(135.2)	(136.5)

Cash flows from financing activities:
Dividend payments	(55.1)	(17.7)
Excess tax deduction resulting from option exercises	3.2	—
Payments on capitalized lease obligations	(8.4)	—
Proceeds from issuance of ordinary shares	98.7	78.2
Payments for ordinary shares repurchased and retired	(93.9)	—

Net cash flow (used in) provided by financing activities	(55.5)	60.5

(Decrease) increase in cash and cash equivalents	(30.7)	20.4
Cash and cash equivalents at beginning of period	562.6	606.7

Cash and cash equivalents at end of period	$531.9	$627.1

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Par Value
Balance at December 31, 2005	244,741,077	$2.4	$3,246.9	$1,779.2	$(71.0)	$4,957.5
Net income	—	—	—	162.9	—	162.9
Changes in unrealized gains on securities	—	—	—	—	(2.4)	(2.4)

Comprehensive income						160.5
Stock-Based Compensation
Exercise of employee stock options	3,142,986	0.1	94.5	—	—	94.6
Issuance of stock based awards	98,529	—	1.3	—	—	1.3
Stock-based compensation expense	—	—	14.4	—	—	14.4
Income tax benefit	—	—	3.2	—	—	3.2
Shares issued under other benefit plans	148,721	—	4.2	—	—	4.2
Shares repurchased and retired	(1,643,300)	—	(22.1)	(71.8)	—	(93.9)
Shares repurchased - unsettled (1)	—	—	(8.1)	(28.9)	—	(37.0)
Dividends declared	—	—	—	(55.4)	—	(55.4)
Other	—	—	0.1	—	—	0.1

Balance at March 31, 2006	246,488,013	$2.5	$3,334.4	$1,786.0	$(73.4)	$5,049.5

(1)	As of March 31, 2006, the trade date for the repurchase of 602,200 shares had occurred, but the repurchases had not yet settled and accordingly such shares were still outstanding as of that date.

See notes to condensed consolidated financial statements

Note 1 - Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs. As of March 31, 2006, our fleet included 45 cantilevered jackup rigs, 11 semisubmersibles, three drillships, and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. We also began a construction project for an additional semisubmersible, to be named the GSF Development Driller III, during the first quarter 2006. Included in these fleet amounts are four jackup rigs that are currently not capable of performing drilling operations due to damage arising in 2005 as a result of hurricanes Katrina and Rita. Two of the jackup rigs are currently undergoing remediations while the damage to the other two jackup rigs is currently being assessed. One or both of these jackup rigs may be declared a constructive total loss (see Note 5). We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

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

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Interim-period results may not be indicative of results expected for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Note 2 - Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations follows:

	Three Months Ended March 31,
	2006	2005
	(In millions, except share and per share amounts)
Net income (numerator):	$162.9	$50.2

Shares (denominator):
Ordinary shares - Basic	246,524,153	238,095,361
Add effect of stock-based awards	4,240,417	4,048,304

Ordinary shares - Diluted	250,764,570	242,143,665

Earnings per ordinary share:
Basic	$0.66	$0.21
Diluted	$0.65	$0.21

The computation of diluted earnings per ordinary share for the three months ended March 31, 2005, excludes outstanding options to purchase GlobalSantaFe ordinary shares with exercise prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be “antidilutive”). The number of antidilutive options excluded from the computation of diluted earnings per ordinary share represented 3,325,061 shares for the three months ended March 31, 2005. All outstanding options had a lower exercise price than the average market price of GlobalSantaFe ordinary shares for the three months ended March 31, 2006, and accordingly no options were excluded from the calculation for that period.

Diluted earnings per ordinary share for the three months ended March 31, 2005 exclude 4,875,062 potentially dilutive shares that would have become issuable upon conversion of the Zero Coupon Convertible Debentures because the inclusion of such shares would have been antidilutive. We repurchased all of the Zero Coupon Convertible Debentures during the second and third quarters of 2005.

Note 3 - Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Three Months Ended March 31,
	2006	2005
	($ in millions)
Revenues from external customers:
Contract drilling	$518.1	$334.5
Drilling management services	144.7	142.0
Oil and gas	16.6	12.1

Consolidated	$679.4	$488.6

Intersegment revenues:
Contract drilling	$4.1	$3.0
Drilling management services	4.3	2.3
Intersegment elimination	(8.4)	(5.3)

Consolidated	$—	$—

Total revenues:
Contract drilling	$522.2	$337.5
Drilling management services	149.0	144.3
Oil and gas	16.6	12.1
Intersegment elimination	(8.4)	(5.3)

Consolidated	$679.4	$488.6

Segment operating income (loss):
Contract drilling	$180.2	$55.2
Drilling management services	(0.1)	9.8
Oil and gas	8.2	6.2
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	18.9	—

Total segment operating income	207.2	71.2
Corporate expenses	(26.4)	(17.6)

Operating income	180.8	53.6
Other income (expense)	8.9	3.9

Income before income taxes	$189.7	$57.5

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is often not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to the loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. Results for the first quarters of 2006 and 2005 were immaterially impacted by revisions to cost estimates for certain wells completed in prior periods. Estimated costs included in 2006 drilling management services operating results totaled approximately $36.4 million at March 31, 2006. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2005 drilling management services operating results totaled approximately $45.1 million at March 31, 2005.

Note 4 - Retirement Plans

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

The components of net periodic pension benefit cost for our pension plans for the three months ended March 31, 2006 and 2005, were as follows:

	Three Months Ended March 31,
	2006		2005
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
	(In millions)
Service cost - benefits earned during the period	$3.4	$2.0	$3.1	$3.5
Interest cost on projected benefit obligation	5.6	2.3	5.2	2.5
Expected return on plan assets	(6.5)	(2.9)	(6.0)	(2.4)
Recognized actuarial loss	3.2	0.3	2.5	1.1
Amortization of prior service cost	1.0	—	1.0	—

Net periodic pension cost	$6.7	$1.7	$5.8	$4.7

Our funding objective is to fund participants’ benefits under the plans as they accrue. Although we expect that there will be no minimum required pension contribution to our plans for 2006, we contributed $57.6 million to our U.S. defined benefit plans in January 2006. We may continue to make discretionary contributions, which will be determined after the 2006 actuarial valuations are complete.

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $2.2 million and $1.8 million for the three month periods ended March 31, 2006 and 2005, respectively. We also sponsor various defined contribution plans for certain of our U. K. employees. Charges to expense for these plans totaled $0.3 million for each of the three months ended March 31, 2006 and 2005.

Note 5 - Involuntary Conversion of Long-Lived Assets and Related Recoveries

During the third quarter of 2005, a number of our rigs were damaged as a result of both hurricanes Katrina and Rita. Of the rigs damaged, the GSF Development Driller I, the GSF High Island II, the GSF High Island III, the GSF High Island IV and the GSF Adriatic VII have not yet returned to work. The GSF Development Driller I, which is currently undergoing sea trials, is expected to go into service during May 2006, and the GSF High Island II and the GSF High Island IV are currently expected to return to work during June 2006. The GSF High Island III and the GSF Adriatic VII, however, are still being evaluated to determine if either can be repaired or whether one or both will be declared a constructive total loss, as discussed below.

All of the rigs that were damaged in the hurricanes are covered for physical damage under the hull and machinery provision of our insurance policy, which carries a deductible of $10 million per occurrence. In addition, the GSF Development Driller I is covered by loss of hire insurance under which we are reimbursed for 100 percent of its contracted dayrate for up to a maximum of 270 days following 60 days (the “waiting period”) of lost revenue. Two other rigs that were damaged but have returned to work were also covered by similar loss of hire insurance policies.

Our insurance policy provides that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we will bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita are each considered to be a separate occurrence. Based on remediations completed for rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, however, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 6—”Commitments and Contingencies,” we recorded $18.9 million for loss of hire recoveries in the first quarter of 2006 with respect to the GSF Development Driller I. None of the jackup rigs damaged during Hurricane Rita were insured for loss of hire and, therefore, a single $10 million hull and machinery deductible applied for damage to the rigs caused by Hurricane Rita and was recognized as a loss in the third quarter of 2005.

Based upon evaluations of the hurricane damage sustained by the rigs, we have recorded an estimated involuntary conversion loss totaling approximately $131.4 million against the carrying value of the rigs. The majority of this loss has been offset by expected insurance recoveries totaling $121.4 million, which is included in “Accounts receivable from insurers” on the Condensed Consolidated Balance Sheet as of March 31, 2006. The net loss of $10 million discussed above represents our deductible for Hurricane Rita, and was included in “Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries” in the Consolidated Statement of Income for the year ended December 31, 2005. Capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs. While we have recorded our best estimates of the damage sustained by each rig based on the information presently available, further evaluations or other developments could result in an adjustment to our financial results in future periods.

Upon completion of our damage assessment on the GSF High Island III and GSF Adriatic VII, it is possible that one or both of the rigs will either be out of service for approximately two years if refurbishment and upgrade is undertaken, or be permanently removed from service if declared to be a constructive total loss. During Hurricane Rita, both rigs had their legs sheared off and their drilling capabilities destroyed, together with other damage. If either the GSF High Island III or GSF Adriatic VII is declared to be a constructive total loss, we will be entitled to receive the total insured values of the rigs of $55 million and $70 million, respectively, of which $5.7 million and $18.1 million, respectively, is already included in “Accounts receivable from insurers,” as discussed above. Taking into consideration the losses already recorded on the GSF High Island III and GSF Adriatic VII, they have a current book value of $1.2 million and $1.4 million, respectively, which is represents their estimated salvage value. If the rigs are declared to be a constructive total loss, title to the rigs will then pass to our insurance underwriters. In the event that we determine to remediate the damage to the rigs and return them to service, we will be entitled to receive up to $38.5 million for the GSF High Island III and up to $49 million for the GSF Adriatic VII, which includes the amounts already included in “Accounts receivable from insurers,” as discussed above, towards the repair costs and we will maintain ownership of the rigs. Any capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs.

Note 6 - Commitments and Contingencies

CAPITAL COMMITMENTS

In the first quarter of 2006 we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs and capitalized interest. We have incurred a total of approximately $54.5 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, as of March 31, 2006.

During the second quarter of 2005 we discovered a defect and resulting damage in the thruster nozzles on the two new ultra-deepwater semisubmersibles, the GSF Development Driller I and GSF Development Driller II. Both rigs were being remediated for the thruster defect and resulting damage when they sustained additional damage as a result of Hurricane Katrina. This additional damage further delayed the start of the initial drilling contracts for the GSF Development Driller I and the GSF Development Driller II. Remediations of GSF Development Driller II have been completed and the rig went on contract in November 2005. However, in December 2005 problems were noted on the rigid conduit lines on the riser and the rig was no longer able to perform drilling operations. A temporary modification was made and the rig was able to resume drilling operations in February 2006. A temporary modification has also been made to the riser string on the GSF Development Driller I, which also has the same issues. The riser damage, thruster defect, and damage from Hurricane Katrina has further delayed the expected start of the initial drilling contract for the GSF Development Driller I until May 2006.

We will make claims under our loss of hire insurance for the GSF Development Driller I and GSF Development Driller II for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, after the 60-day waiting period we are entitled to reimbursement for our full dayrate for up to 270 days. Significant unresolved issues remain as to the proper application of the loss of hire waiting periods, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. As a result, as of March 31, 2006, we have recorded estimated loss of hire insurance recoveries equal to $22.7 million ($3.8 million in 2005 and $18.9 million for the first quarter of 2006) with respect to the GSF Development Driller I, which is the amount we deem to be probable under the assumption that the rig will bear two consecutive 60-day waiting periods, one for the thruster damage claim and one for the hurricane damage claim. The GSF Development Driller II was not out of service longer than the combined 120-day waiting period and therefore no loss of hire recoveries have been recorded for this rig. When the loss of hire claims are resolved with the underwriters the amount of loss of hire recoveries could be different than the amount currently recorded.

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

In October, 2005, we provided consent to allow the sale of the Lessor of the GSF C.R. Luigs from one large foreign bank to another. In exchange for our consent, if we exercise our right to terminate the lease between March 1, 2006 and December 31, 2006, we will receive consideration which will equal any sum we are obligated to pay on our termination of the lease. In addition, if we exercise our termination rights during this period, we will no longer bear the estimated $19.6 million in interest rate risk associated with the GSF C.R. Luigs lease, discussed below. Upon termination of the lease, we will become the owner of the rig. The Lessor has the right to defer termination of the lease up to December 31, 2006 and has agreed to pay us $4.0 million if we declare termination and they defer termination of the lease past June 30, 2006 and a further $3.7 million if termination is deferred past September 30, 2006. These amounts will decrease the carrying value of the rig.

We continue to have interest rate risk in connection with the fully defeased financing lease for the GSF Jack Ryan, and until termination, the GSF C.R. Luigs, as discussed above. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the March 31, 2006, LIBOR rate of 4.59% were to continue over the next seven years, we would be required to fund an additional estimated $26.0 million and $19.6 million for the GSF Jack Ryan and GSF C.R. Luigs, respectively, during that period. Any additional payments made by us pursuant to the financing leases would increase the carrying value of our leasehold interest in the rigs and therefore be reflected in higher depreciation expense over their then-remaining useful lives. We do not expect that, if required, any additional payments made under these leases would be material to our financial position, results of operations or cash flows in any given year.

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

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary’s three primary insurers have been paying settlement and defense costs for the subsidiary. One insurer has claimed exhaustion of its primary limits, although the subsidiary disputes that contention, and another primary insurer is nearing insolvency. The subsidiary is in settlement discussions with all three of its primary insurers for the purpose of either achieving a policy buyout or an arrangement for continuing coverage, or a combination of the above, and also intends to enter into discussions with its excess insurers. We believe that the subsidiary will continue to have funds sufficient to meet its settlement and defense obligations for the foreseeable future.

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of March 31, 2006, the subsidiary had been named as a defendant in approximately 4,000 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of March 31, 2006, from $30 million to $40 million had been expended to resolve claims, with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we rely on information from the insurers of our subsidiary for information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, the amount expended by the insurers is not known with precision. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

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

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of which are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies 95 wells drilled on the property in question beginning in 1939, and alleges that our subsidiary, which no longer conducts operations or holds assets, was the operator or non-operating partner in 13 of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, and improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra-hazardous activity, and that they violated various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. Experts retained by the plaintiffs have issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claiming that over $300 million will be required to properly remediate the contamination. The subsidiary and that codefendant have engaged an expert to investigate the matter and respond to the report. We do not have sufficient information at this time to form an opinion as to the merits of the lawsuit or the ultimate liability, if any, associated therewith, but intend to vigorously defend against the lawsuit.

Note 7 - Supplemental Cash Flow Information – Noncash Investing and Financing Activities

Cash payments for capital expenditures for the three months ended March 31, 2006, include $49.8 million that was accrued but unpaid at December 31, 2005. Cash payments for capital expenditures for the three months ended March 31, 2005, include $63.9 million that was accrued but unpaid at December 31, 2004. Accrued but unpaid capital expenditures at March 31, 2006, totaled $50.1 million. This amount is included in “Accounts payable” on the Condensed Consolidated Balance Sheet at March 31, 2006.

In connection with damage sustained by our rigs from Hurricane Katrina and Hurricane Rita (see Note 5), we have accrued a receivable of approximately $144.1 million, which represents amounts expected to be recovered from our insurance underwriters, including loss of hire recoveries.

In March 2006, our Board of Directors declared a regular quarterly cash dividend for the first quarter of 2006 of $0.225 per ordinary share, payable to shareholders of record as of the close of business on March 31, 2006. This first quarter dividend in the amount of $55.4 million was paid on April 13, 2006.

Note 8 - Share Repurchase

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. During March 2006, we repurchased a total of 2,245,500 shares for $130.9 million at an average price of $58.28 per share. As of March 31, 2006, transactions to purchase 602,200 of these shares were not yet settled and these shares are still included as shares outstanding as of March 31, 2006.

Note 9 - Stock-Based Compensation Plans

We have various stock-based compensation plans under which we may grant our ordinary shares or options to purchase a fixed number of shares. Stock options, stock appreciation rights (“SARs”), and performance-awarded restricted stock units (“PARSUs”) granted under our various stock-based compensation plans vest over two to four years. Stock options and SARs expire ten years after the grant date. We issue new ordinary shares when stock options and SARs are exercised and when PARSUs vest.

Prior to January 1, 2006, we accounted for our stock-based compensation plans using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, we computed compensation cost for each employee stock option granted as the amount by which the quoted market price of our ordinary shares on the date of grant exceeded the amount the employee must pay to acquire the ordinary shares. The amount of compensation cost, if any, was charged to income over the vesting period. No compensation cost was recognized for any of our outstanding stock options, because all of them had exercise prices equal to the market price of the ordinary shares on the date of grant. No compensation cost was required to be recognized for options granted under our Employee Share Purchase Plan. We did, however, recognize compensation cost over the vesting period for all grants of PARSUs based on the fair value of the award at the date of grant. SARs were not granted prior to January 1, 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” using the modified prospective application transition method. Under this method, compensation cost recognized for the quarter ended March 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value recorded in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value recorded in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated.

Effect of Adopting SFAS No. 123(R)

The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006 (in millions, except per share amounts):

Three Months Ended March 31, 2006
Stock based compensation expense - stock options	$2.3
Stock based compensation expense - stock appreciation rights	$3.5
Related deferred income tax benefit	(0.8)

Decrease in net income	$5.0

Decrease in basic earnings per share	$(0.02)
Decrease in diluted earnings per share	$(0.02)

The amounts above relate to the impact of recognizing compensation expense related to stock options and SARs only. Compensation expense related to PARSUs was recognized before implementation of SFAS No. 123(R). Stock based compensation expense recognized for PARSUs, not included in the table above, totaled $8.6 million, on a pretax basis, for the three months ended March 31, 2006. Stock-based compensation expense is allocated to our various operating segments, including corporate general and administrative expenses, based on participant awards. The total amount of compensation cost included in net income for our stock-based compensation was $12.5 million for the three months ended March 31, 2006, net of a $1.9 million related tax benefit.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award, or through the date an employee is eligible for retirement, whichever period is shorter. We recognize compensation expense for stock-based awards immediately for employees who are eligible to retire at the grant date. We recognized compensation expense totaling $6.9 million and $2.2 million, in the three months ended March 31, 2006, related to PARSUs and SARs, respectively, granted during that period to employees who were eligible to retire at the grant date.

Prior to adopting SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise and vesting of stock-based awards as operating cash flows. SFAS No. 123(R) requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized) from the date of adoption of SFAS No. 123(R) to be classified as a part of cash flows from financing activities. Approximately $3.2 million of excess tax benefits has been classified as financing cash flows for the three months ended March 31, 2006.

Prior Period Pro Forma Presentation

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123”, is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per ordinary share for the period presented as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2005 (in millions, except per-share amounts):

Proforma Three Months Ended March 31, 2005
Net Income, as reported	$50.2
Add stock-based compensation expense	0.5
Effect of stock-based compensation	(5.5)

Pro forma net income	$45.2

Basic earnings per ordinary share:
As reported	$0.21
Pro forma	$0.19
Diluted earnings per ordinary share:
As reported	$0.21
Pro forma	$0.19

Assumptions

Estimates of fair values of stock options, options granted under the Employee Share Purchase Plan, which was terminated effective January 1, 2006, and SARs, on the grant dates for purposes of calculating the data in the tables above were computed using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected price volatility range	35% - 36%	42% - 48%
Risk-free interest rate range	4.3%	3.9% to 4.1%
Expected annual dividends	$0.90	$0.30
Expected life of SARs / stock options	7 years	4-6 years
Expected life of PARSUs	3 years	3 years

Effective January 1, 2006, we modified our assumption of determining expected volatility to reflect the available implied volatility rates and then gradually increase to the long-term historical average over the contractual term of the awards. We had previously relied on historical volatility rates in determining the grant-date fair values of our stock options. We believe that this combined measure of implied and historical volatility is the best available indicator of our expected volatility. The effect of this change on income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006, was not material.

Expected lives of SARs granted during the three months ended March 31, 2006 are determined based on the accounting guidance under Staff Accounting Bulletin No. 107 (“SAB 107”) and our plan provisions. The increase in expected life from previous stock option grants is due primarily to a change in the population of employees who receive SARs. We believe this method is the best estimate of future exercise patterns currently available.

Risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options and stock appreciation rights.

Expected dividend yields are based on the approved annual dividend rate in effect and the current market price of our ordinary shares at the time of grant. No assumption for a future dividend rate change has been included unless there is an approved plan to change the dividend in the near term.

Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available.

At March 31, 2006, there were a total of 3,560,486 shares available for future grants under our stock-based compensation plans.

Stock Options

A summary of the status of stock options granted is presented below:

	Number of Shares Under Option	Weighted Average Exercise Price
Shares under option at December 31, 2005	10,475,197	$30.12
Granted	—	—
Exercised	(3,142,986)	$30.07
Canceled	(66,756)	$32.89

Shares under option at March 31, 2006	7,265,455	$30.12

Options exercisable at March 31, 2006	5,753,589	$30.81

All stock options granted during the first quarter of 2005 had exercise prices equal to the market price of our ordinary shares on the date of grant. We did not grant any stock options during the first quarter of 2006. The weighted average per share fair value of options as of the grant date was $16.75 in the first quarter of 2005. As of March 31, 2006, there was approximately $5.5 million of total unrecognized compensation cost related to the nonvested portion of the 2003, 2004 and 2005 stock option grants. This cost is expected to be recognized over a weighted-average period of 1.3 years.

The total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $81.7 million and $39.9 million during the three months ended March 31, 2006 and 2005, respectively. The total amount of cash received from exercise of options was $94.5 million and $73.9 million, respectively, for these same periods. The actual tax benefit realized for the tax deductions from option exercises totaled $3.2 million for the three months ended March 31, 2006. There was no tax benefit realized for tax deductions from options exercised for the three months ended March 31, 2005.

The following table summarizes information with respect to stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2006	Weighted Average Exercise Price
$11.56 to $24.32	628,405	5.43	$19.70	438,600	$18.59
$24.73 to $25.00	1,561,384	7.75	$24.74	752,859	$24.74
$25.02 to $29.50	1,572,964	6.13	$26.20	1,477,266	$26.12
$29.85 to $37.48	2,110,201	6.22	$31.49	1,758,663	$30.81
$37.50 to $51.41	1,392,501	4.10	$43.22	1,326,201	$43.48

	7,265,455	6.05	$30.12	5,753,589	$30.81

Performance-Awarded Restricted Stock Units

From time to time, the Compensation Committee of our Board of Directors grants awards of ordinary shares to key employees at no cost to the employee. To date, all such awards have been restricted for three years after grant in that the shares are subject to forfeiture if the employee terminates his or her employment under certain conditions during a three-year vesting period, subject to acceleration upon the occurrence of certain events. In addition, the opportunity to receive such an award and the size of the award in a given year are usually performance-based in that they are usually dependent upon our performance in the prior year.

In 2005, the Compensation Committee granted PARSUs as part of the annual long-term incentive grants. Each PARSU represents one of our ordinary shares and cliff vests after three years of continued service. Upon vesting, each PARSU, together with dividend equivalent payments accrued throughout the three-year vesting period, is paid out in the form of ordinary shares.

A summary of the status of our PARSUs is presented in the table that follows:

	Number of Shares	Weighted Average Fair Value Price
Number of contingent shares as of December 31, 2005	495,643	$34.04
Granted	349,660	$57.37
Issued	(98,529)	$24.32
Canceled	(43,067)	$24.32

Number of contingent shares as of March 31, 2006	703,707	$47.43

Shares vested at March 31, 2006	—

The amount of compensation cost included in income for our PARSUs was $8.6 million for the three months ended March 31, 2006 and $0.5 million for the three months ended March 31, 2005. As of March 31, 2006, there was approximately $22.0 million of total unrecognized compensation cost related to the nonvested portion of the outstanding PARSUs grants. This cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Appreciation Rights

Beginning January 2006, we also grant SARs to key employees at no cost to the employee. Under the SARs, the employee receives ordinary shares at exercise equal in value to the difference between the market value of our ordinary shares at the exercise date and the market value of our ordinary shares at the date of grant.

	Number of Awards	Weighted Average Grant Date Fair Value
Number outstanding as of December 31, 2005	—	—
Granted	484,900	$17.71
Issued	—	—
Canceled	—	—

Number outstanding as of March 31, 2006	484,900	$17.71

Awards vested at March 31, 2006	—	—

The amount of compensation cost included in income for our SARs, on a pretax basis, was $3.5 million for the three months ended March 31, 2006. As of March 31, 2006, there was approximately $4.9 million of total unrecognized compensation cost related to the nonvested portion of the outstanding SARs. This cost is expected to be recognized over a weighted-average period of 2.8 years. The weighted average fair value of SARs as of the grant date was $17.71 in first quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an offshore oil and gas drilling contractor, owning or operating a fleet of 61 marine drilling rigs. Our fleet includes 45 cantilevered jackup rigs, 11 semisubmersibles, three drillships and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. We also began a construction project for an additional semisubmersible, to be named the GSF Development Driller III, during the first quarter 2006. Included in these fleet numbers are four jackup rigs that are currently not capable of performing drilling operations due to damage arising as a result of hurricanes Katrina and Rita. Two of the jackup rigs are currently undergoing remediations while the damage to the other two jackup rigs is currently being assessed. One or both of these jackup rigs may be declared constructive total losses (see “—Involuntary Conversion of Long-Lived Assets and Related Recoveries”). Until a declaration can be made, both jackup rigs are unable to be contracted and they have been excluded for purposes of our utilization calculations.

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

We derive substantially all of our revenues from our contract drilling and drilling management services operations, which depend on the level of drilling activity in offshore oil and natural gas exploration and development markets worldwide. These operations are subject to a number of risks, many of which are outside our control. For a discussion of these risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Operating Results

SUMMARY

Data relating to our operations by business segment follows (dollars in millions):

	Three Months Ended March 31,		Increase / (Decrease)
	2006	2005
Revenues:
Contract drilling	$522.2	$337.5	55%
Drilling management services	149.0	144.3	3%
Oil and gas	16.6	12.1	37%
Less: Intersegment revenues	(8.4)	(5.3)	58%

	$679.4	$488.6	39%

Operating income (loss):
Contract drilling	$180.2	$55.2	226%
Drilling management services	(0.1)	9.8	(101)%
Oil and gas	8.2	6.2	32%
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	18.9	—	N/A
Corporate expenses	(26.4)	(17.6)	50%

	$180.8	$53.6	237%

Operating income increased by $127.2 million to $180.8 million for the first quarter of 2006 from $53.6 million for the first quarter of 2005. This increase was due primarily to higher utilization and dayrates for the drilling fleet, including the operations of the GSF Development Driller II semisubmersible, which began operating in November 2005, along with higher oil and gas prices and higher oil production. Included in operating income for the first quarter of 2006 is an estimated recovery from insurers of $18.9 million under our loss of hire insurance policy related to the GSF Development Driller I. For further details, see “ —Involuntary Conversion of Long-Lived Assets and Related Recoveries.”

Our contract drilling backlog at March 31, 2006, totaled approximately $7.4 billion, consisting of $4.3 billion related to our executed contracts and $3.1 billion related to customer commitments for which contracts had not yet been executed. Approximately $1.8 billion of the backlog is expected to be realized during the remainder of 2006. Our contract drilling backlog at December 31, 2005, was $4.8 billion.

CURRENT MARKET CONDITIONS AND TRENDS

Although market conditions continue to improve in all of the world’s major offshore markets, with dayrates exceeding previous highs for all rig classes, historically the offshore drilling business has been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. These cycles have been volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers, increases in supply of offshore rigs and the highly competitive nature of the offshore drilling industry. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates or appear to be improving, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. A summary of current industry market conditions and trends in our areas of operations follows:

Worldwide

Our current worldwide market outlook for 2006 is one of continuing strong demand and high levels of utilization, with the expectation of increasing dayrates for our drilling rigs with available uncontracted time, at least through the end of this year. Orders for the construction of 63 jackup rigs have been announced with delivery dates ranging from 2006 to 2009. In the ultra-deepwater sector there have been announcements of the upgrade of four semisubmersibles to ultra-deepwater units and construction of 25 new high-specification floating rigs, including our GSF Development Driller III, with deliveries scheduled to occur from the first quarter of 2007 through 2010. A number of the shipyard contracts for units currently under construction provide options for the construction of additional units, and we believe further new construction announcements are likely for all classes of rigs, including through the exercise of one or more of these options. During prior periods of high utilization and dayrates, the entry into service of newly constructed, upgraded and reactivated rigs created an oversupply of drilling units and a decline in utilization and dayrates, sometimes for extended periods of time as rigs were absorbed into the active fleet. Although most of the newbuild jackups are scheduled for delivery in 2007 and 2008, we expect that delivery of a number of these rigs will be delayed. At the present time we believe that through 2007 our customers’ demand for rigs will likely be adequate to absorb these new rigs into the active market without a significant negative impact on industry utilization rates or dayrates. Further increases in construction of new drilling units, however, could have an adverse effect on future utilization and dayrates.

Deepwater and Ultra-Deepwater Market

Dayrates for deepwater and ultra-deepwater rigs continued to set new highs in the first quarter 2006. Substantially all deepwater and ultra-deepwater units in international waters and in the U.S. Gulf of Mexico are contracted through virtually all of 2007. Deepwater and ultra-deepwater requirements of oil companies continue to increase, and, to the extent rig demand created by these new projects cannot be satisfied, the projects will have to be deferred until 2008 or later. Under these market conditions, we anticipate that we will continue to experience upward pressure on dayrates for our deepwater and ultra-deepwater rigs until an adequate number of new or upgraded rigs are delivered into the market.

U.S. Gulf of Mexico

The industry’s jackup fleet utilization in the U.S. Gulf of Mexico remained above the 90 percent level during the first quarter of 2006 and dayrates continued to rise, notwithstanding the reactivation of cold-stacked units. A number of semisubmersible and jackup rigs have departed from the Gulf of Mexico for other regions and a number of units remain out of service due to hurricane damage sustained in 2005. Terms of contracts for jackups are lengthening only in isolated circumstances, however, and short duration commitments remain the norm. Therefore, we expect that jackups will continue to depart from the Gulf of Mexico for longer term programs in other markets and for the avoidance of the hurricane season and the uncertainty of emerging hurricane related regulations. We expect that these departures and the reduction in supply caused by the 2005 hurricanes will cause continued upward pressure on dayrates.

North Sea

The markets for mid-water depth semisubmersibles, heavy-duty harsh environment (“HDHE”) jackups and standard jackups in the North Sea continue to improve. We believe the market for HDHE and standard-specification jackup rigs will remain strong in 2006, with dayrates for these rigs continuing to increase. Dayrates for marketed semisubmersibles in the North Sea for work commencing in mid-2006 have surpassed historical highs and we expect the demand for these rigs to remain strong throughout the year.

West Africa

Demand in each segment of the West Africa market continues to strengthen. The West Africa jackup fleet is currently fully utilized, and dayrates are at record levels. The mid-water semisubmersible segment has also experienced full employment and improvement in dayrates. Similarly, we have observed strong demand and increasing dayrates in this market for deepwater and ultra-deepwater rigs. There is no current availability within the present offshore fleet in West Africa, and, as a consequence, we expect rigs to move into the region during 2006.

Southeast Asia

Dayrates for jackups in the Southeast Asia market continue to surpass historical highs. We expect increasing demand to exceed the available supply of rigs for 2006, creating a shortage of available rigs and possibly delaying some drilling programs. Due to increases in demand in other jackup markets, we believe it is unlikely that there will be any significant movements of rigs into this area from other markets in 2006. As a result, we expect upward pressure on dayrates to continue throughout 2006.

Middle East and Mediterranean

We expect the jackup market in the Mediterranean to remain in balance through 2006. By early 2007, we expect the jackup fleet in the Mediterranean to increase by at least two additional units in order to meet demand requirements associated with announced exploration and development projects. The Gulf of Suez market continues to remain strong with all ten jackups in this area fully utilized. Dayrates for this sector are at all-time highs. Strong market fundamentals are expected to remain in place throughout 2006 for the Arabian Gulf primarily due to increasing demand offshore Saudi Arabia and Qatar.

South America and Other

The other markets in which we operate, South America, Canada and the Azerbaijan area of the Caspian Sea, remain stable and we expect little change through 2006.

Labor markets

We require a number of highly skilled personnel to operate our rigs and provide technical services and support for our contract drilling and drilling management services businesses. Competition for the labor required for deepwater and other drilling operations, including for our turnkey drilling and drilling management services business and our construction projects, intensifies as the number of rigs activated or added to worldwide fleets or under construction increases. In periods of high utilization, such as the current period, we have found it more difficult to find and retain qualified individuals. We have experienced significant tightening in the relevant labor markets within the last year and have recently sustained the loss of experienced personnel to our customers and competitors. In response to these market conditions we have instituted retention programs, including increases in compensation, and have incurred other costs to retain our work force. We expect these programs, along with the other costs, to increase our contract drilling labor costs by approximately $65 million for 2006. If these labor trends continue, they could increase our costs further or limit our operations.

Proposed Regulations and Insurance Underwriter Requirements

Hurricanes Ivan, Katrina, and Rita caused damage to a number of rigs in the Gulf of Mexico fleet, and rigs that were moved off location by the storms may have damaged platforms, pipelines, wellheads and other drilling rigs during their movements. The U.S. Minerals Management Service (“MMS”) has conducted hearings and is undertaking studies to determine methods to prevent or reduce the number of such incidents in the future. In addition, insurance underwriters may require that Gulf of Mexico drilling rigs comply with more stringent mooring and other criteria as a condition of coverage. The MMS has issued interim guidelines requiring jackup drilling rigs operating in the Gulf of Mexico to operate with a higher air gap during hurricane season, effectively reducing the water depth in which they can operate, and to conduct stricter assessments of the soil conditions in which they operate. The MMS is also in the process of issuing interim guidelines requiring that semisubmersibles operating in the Gulf of Mexico assess their mooring systems against higher criteria, which could potentially require enhancements to the mooring systems to be strengthened, thereby potentially increasing the capital costs of these rigs. One of our semisubmersibles is impacted by these regulations and will be out of service for approximately a 30-day period to undergo the required modifications. These modifications may not meet the 2006 MMS hurricane season requirements for all sectors of the Gulf of Mexico and the vessel may be unable to operate in the Gulf of Mexico during this or future hurricane seasons without substantial additional modifications. The MMS may also issue additional regulations or underwriters may take other steps that could increase the cost of operations or reduce the area of operations for these rigs, thus reducing their marketability. Implementation of existing or future MMS regulations or requirements of our insurance underwriters may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations in the Gulf of Mexico.

Supply of Spare Parts and Equipment

Our operations rely on a significant supply of capital and consumable spare parts and equipment to maintain, repair and upgrade our fleet. Recently, we have experienced increased delivery times from vendors due to increased drilling activity worldwide and the increase in construction and upgrade projects. Unanticipated shortages in materials or delays in the delivery of necessary spare parts, equipment or other materials could negatively impact our future operations and result in increases in rig downtime, delays in the repair and maintenance of our fleet, delays in the delivery schedule and increases in the costs of upgrade or newbuild projects, including the GSF Development Driller III.

Impact of Insurance Trends

In the Gulf of Mexico, our drilling management and oil and gas segments rely in large part on independent oil and gas operators. As a result of the catastrophic impact of Hurricanes Katrina and Rita and the resulting insurance claims, insurance underwriters are expected to substantially increase premiums and significantly restrict coverages for operators in the Gulf of Mexico. As a result, our drilling management clients and partners in our oil and gas operations may not be able to maintain adequate insurance coverage or be able to insure against certain risks. These developments could materially and adversely affect the operations of these lines of business in the Gulf of Mexico.

CONTRACT DRILLING OPERATIONS

Data with respect to our continuing contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended March 31,		Increase/ (Decrease)
	2006	2005
Contract drilling revenues by area: (1)
West Africa	$107.2	$62.0	73%
U.S. Gulf of Mexico	104.6	69.7	50%
North Sea	93.6	52.3	79%
Southeast Asia	61.5	43.7	41%
South America	49.8	38.4	30%
Middle East	30.8	24.5	26%
Mediterranean Sea	17.5	17.3	1%
Other	57.2	29.6	93%

	$522.2	$337.5	55%

Average rig utilization by area:
West Africa	99%	92%	8%
U.S. Gulf of Mexico	82%	100%	(18)%
North Sea	100%	81%	23%
Southeast Asia	100%	89%	12%
Middle East	87%	94%	(7)%
Mediterranean Sea	100%	100%	—%
South America	100%	82%	22%
Other	100%	100%	—%
Total average rig utilization: (3)	94%	91%
Average revenues per day: (2) (3)	$101,000	$68,400

(1)	Includes revenues earned from affiliates.

(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $24.3 million and $11.7 million, respectively, for the three months ended March 31, 2006 and 2005. Average revenues per day including these reimbursed expenses would have been $105,900 and $70,800 for the three months ended March 31, 2006 and 2005, respectively.

(3)	The GSF High Island III and the GSF Adriatic VII have been excluded from our calculation of utilization and average revenues per day effective September 23, 2005 and September 26, 2005, respectively. Both rigs sustained substantial damage during Hurricane Rita and, until it can be determined if the rigs will be repaired or declared a total constructive loss, we no longer consider them available for contract.

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

Contract drilling revenues before intersegment eliminations increased $184.7 million to $522.2 million for the first quarter of 2006 as compared to $337.5 million for the 2005 first quarter. Higher dayrates and utilization for our drilling fleet accounted for $125.5 million and $25.9 million, respectively, of this increase. The remainder of the increase was due to higher reimbursable revenues and higher other revenues, which increased by $12.6 million and $20.7 million, respectively. Other revenues include rig mobilization fees and miscellaneous fees including labor, material, rental, handling and incentive bonuses. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have little or no effect on operating income.

The increase in drilling revenues was due primarily to higher dayrates throughout our fleet, along with demobilization fees earned on the GSF Explorer drillship and the GSF Constellation II cantilevered jackup. We experienced increases in dayrates for most of our fleet and increases in utilization for our North Sea HDHE jackup, the GSF Galaxy I, which was idle during most of the first quarter of 2005, and the GSF Jack Ryan drillship, located offshore Angola, which was in the shipyard and then mobilizing to West Africa during first quarter 2005. In addition, the GSF Development Driller II ultra-deepwater semisubmersible, which was under construction during the first quarter 2005, commenced operations in the U.S. Gulf of Mexico during the first quarter of 2006. These increases were offset in part by decreases in utilization of the GSF Explorer drillship, which was undergoing repairs and mobilizing from offshore Turkey to the U.S. Gulf of Mexico during the first quarter 2006, along with the U.S. Gulf of Mexico jackup rigs which were damaged during hurricane Rita in September 2005.

The mobilization of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date

GSF Jack Ryan	Drillship	South America	West Africa	Mar-05

GSF Adriatic VII	Cantilevered Jackup	South America	U.S. Gulf of Mexico	Apr-05

GSF Explorer	Drillship	U.S. Gulf of Mexico	Other (Black Sea)	May-05

GSF Arctic I	Semisubmersible	South America	U.S. Gulf of Mexico	Jul-05

GSF Development Driller II	Semisubmersible	Shipyard	U.S. Gulf of Mexico	Nov-05

GSF Aleutian Key	Semisubmersible	West Africa	South America	Dec-05

GSF Explorer	Drillship	Other (Black Sea)	U.S. Gulf of Mexico	Mar-06

Contract drilling operating income and margin excluding intersegment revenues and expenses increased to $180.2 million and 34.8%, respectively, for the three months ended March 31, 2006 from $55.2 million and 16.5%, respectively, for three months ended March 31, 2005, due primarily to higher dayrates and rig utilization as discussed above, offset in part by higher labor expenses, repairs and maintenance expenses, and other operating costs. Contract drilling depreciation expense also increased for the three months ended March 31, 2006 compared to three months ended March 31, 2005 due primarily to the addition of the GSF Development Driller II semisubmersible, which was placed in service during the fourth quarter of 2005, and to upgrades on several other rigs in our fleet during 2005.

DRILLING MANAGEMENT SERVICES

Results of operations from our drilling management services segment may be limited by certain factors, including our ability to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids.

Our ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Furthermore, our ability to enter into turnkey drilling contracts may be constrained from time to time by the availability of GlobalSantaFe or third-party drilling rigs, the supply of which has become even more constrained due to the number of rigs damaged and destroyed as a result of hurricanes in the U.S. Gulf of Mexico in 2005. Drilling management services results are also affected by the required deferral of turnkey drilling profit related to wells in which our oil and gas division is either the operator or holds a working interest. This turnkey profit is credited to our full-cost pool of oil and gas properties and is recognized over future periods through a lower depletion rate as reserves are produced. Accordingly, results of our drilling management service operations may vary widely from quarter to quarter and from year to year.

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

Drilling management services revenues before intersegment eliminations increased by $4.7 million to $149.0 million in the first quarter of 2006 from $144.3 million in the 2005 first quarter. This increase consisted of $33.9 million attributable to an increase in average revenues per turnkey project and a $7.5 million increase in reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. These increases were offset in part by a decrease of $31.7 million attributable to a decrease in the number of turnkey projects performed, along with a decrease of $5.0 million in daywork and other revenues. The increase in average revenues per turnkey project is primarily a result of higher contract prices due to increases in dayrates and other drilling costs, which have increased due to higher demand for rigs and services in the offshore drilling rig market. This higher demand has also limited the availability of drilling rigs, contributing to a decrease in the number of turnkey projects performed compared to the prior year quarter. During the first quarter of 2006, no rigs were available in the North Sea for turnkey projects. The offshore drilling rig market has been further constrained by the number of rigs damaged and destroyed during the hurricanes that hit the U.S. Gulf of Mexico in 2005. We performed 18 turnkey projects in the first quarter of 2006 (14 wells drilled and 4 well completions) as compared to 26 turnkey projects in the first quarter of 2005 (23 wells drilled and 3 well completions).

Drilling management services operating results, excluding intersegment revenues and expenses, decreased to an operating loss of $0.1 million for the first quarter of 2006, from operating income of $9.8 million in the first quarter of 2005. The decrease in operating results was due primarily to a decline in turnkey drilling performance, along with a decrease in the number of turnkey projects performed in the first quarter of 2006 compared to the prior year period. We lost approximately $5.1 million on two turnkey wells in the first quarter of 2006, compared to losses totaling $0.4 million in the prior year quarter related to one completion project in the North Sea.

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is often not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to the loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. Results for the first quarters of 2006 and 2005 were immaterially impacted by revisions to cost estimates for certain wells completed in prior periods. Estimated costs included in 2006 drilling management services operating results totaled approximately $36.4 million at March 31, 2006. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2005 drilling management services operating results totaled approximately $45.1 million at March 31, 2005.

OIL AND GAS OPERATIONS

We acquire interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

Oil and gas revenues increased by $4.5 million to $16.6 million for the three months ended March 31, 2006 from $12.1 million for the three months ended March 31, 2005. Increases in oil prices, oil production, and gas prices accounted for $3.5 million, $0.5 million, and $1.6 million, respectively, of this increase, offset in part by a decrease of $1.1 million due to lower gas volumes produced.

Operating income from our oil and gas operations increased by $2.0 million to $8.2 million for the three months ended March 31, 2006 from $6.2 million for the same period in 2005, due to the increased revenues discussed above, offset in part by an increase in lease operating expenses resulting from increases in oil production.

INVOLUNTARY CONVERSION OF LONG-LIVED ASSETS AND RELATED RECOVERIES

During the third quarter of 2005, a number of our rigs were damaged as a result of both hurricanes Katrina and Rita. Of the rigs damaged, the GSF Development Driller I, the GSF High Island II, the GSF High Island III, the GSF High Island IV and the GSF Adriatic VII have not yet returned to work. The GSF Development Driller I, which is currently undergoing sea trials, is expected to go into service during May 2006, and the GSF High Island II and the GSF High Island IV are currently expected to return to work during June 2006. The GSF High Island III and the GSF Adriatic VII, however, are still being evaluated to determine if either can be repaired or whether one or both will be declared a constructive total loss, as discussed below.

All of the rigs that were damaged in the hurricanes are covered for physical damage under the hull and machinery provision of our insurance policy, which carries a deductible of $10 million per occurrence. In addition, the GSF Development Driller I is covered by loss of hire insurance under which we are reimbursed for 100 percent of the rig’s contracted dayrate for up to a maximum of 270 days following 60 days (the “waiting period”) of lost revenue. Two other rigs that were damaged but have returned to work were also covered by similar loss of hire insurance policies.

Our insurance policy provides that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we will bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita are each considered to be a separate occurrence. Based on remediations completed for rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, however, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in “Liquidity and Capital Resources – Investing and Financing Activities,” we recorded $18.9 million for loss of hire recoveries with respect to the GSF Development Driller I in the first quarter of 2006. None of the jackup rigs damaged during Hurricane Rita were insured for loss of hire and, therefore, a single $10 million hull and machinery deductible applied for damage to the rigs caused by Hurricane Rita and was recognized in the third quarter of 2005.

Based upon evaluations of the hurricane damage sustained by the rigs, we have recorded an estimated involuntary conversion loss totaling approximately $131.4 million against the carrying value of the rigs. The majority of this loss has been offset by expected insurance recoveries totaling $121.4 million, which is included in “Accounts receivable from insurers” on the Condensed Consolidated Balance Sheet as of March 31, 2006. The net loss of $10 million discussed above represents our deductible for Hurricane Rita, and was included in “Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries” in the Consolidated Statement of Income for the year ended December 31, 2005. Capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs. While we have recorded our best estimates of the damage sustained by each rig based on the information presently available, further evaluations or other developments could result in an adjustment to our financial results in future periods.

Upon completion of our damage assessment on the GSF High Island III and GSF Adriatic VII, it is possible that one or both of the rigs will either be out of service for approximately two years if refurbishment and upgrade is undertaken or be permanently removed from service if declared to be a constructive total loss. During Hurricane Rita, both rigs had their legs sheared off and their drilling capabilities destroyed, together with other damage. If either the GSF High Island III or GSF Adriatic VII is declared to be a constructive total loss, we will be entitled to receive the total insured values of the rigs of $55 million and $70 million, respectively, of which $5.7 million and $18.1 million, respectively, is already included in “Accounts receivable from insurers,” as discussed above. Taking into consideration the losses already recorded on the GSF High Island III and GSF Adriatic VII, they have a current book value of $1.2 million and $1.4 million, respectively, which represents their estimated salvage value. If the rigs are declared to be a constructive total loss, we will record gains on the GSF High Island III and GSF Adriatic VII of $48.1 million and $50.5 million, respectively, which is equal to the remaining insurance proceeds not already recorded as “Accounts receivable from insurers,” less their book value. Title to the rigs will then pass to our insurance underwriters. In the event that we determine to remediate the damage to the rigs and return them to service, we will be entitled to receive up to $38.5 million for the GSF High Island III and up to $49.0 million for the GSF Adriatic VII, which includes the amounts already included in “Accounts receivable from insurers,” as discussed above, towards the repair costs and we will maintain ownership of the rigs. Any capital costs incurred to remediate damage to the rigs will increase the capitalized value of the rigs.

We do not expect the damage inflicted by Hurricane Katrina and Hurricane Rita to have a material impact on our 2006 financial position or results of operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first quarter of 2006, increased by $8.5 million to $24.4 million, or 3.6% of revenues, from $15.9 million, or 3.3% of revenues, for the first quarter of 2005 due primarily to an increase in stock-based compensation expense, including the expensing of stock options as required by SFAS 123(R).

OTHER INCOME AND EXPENSE

Interest expense decreased to $9.2 million in the first quarter of 2006 from $12.3 million in the first quarter of 2005 due primarily to the repurchase of Global Marine Inc.’s Zero Coupon Convertible Debentures due September 23, 2020 in the second and third quarters of 2005.

We capitalized $7.6 million and $10.1 million of interest costs for the three months ended March 31, 2006 and 2005, respectively, primarily in connection with our rig expansion program discussed in “Liquidity and Capital Resources – Investing and Financing Activities.”

Interest income increased to $8.2 million in the first quarter of 2006 from $5.2 million in the first quarter of 2005 due primarily to higher interest rates earned in the first quarter of 2006 on our cash, cash equivalents and marketable securities balances.

Other income of $2.3 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively, consists primarily of realized gains on marketable securities related to our nonqualified pension plans.

INCOME TAXES

We are a Cayman Islands company and we operate through our various subsidiaries in numerous countries throughout the world, including the United States. Consequently, our tax provision is based upon the tax laws and rates in effect in the countries in which our operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary substantially. Our effective tax rate for financial statement purposes will continue to fluctuate from quarter to quarter and year to year as our operations are conducted in different taxing jurisdictions.

Our effective income tax rate for financial reporting purposes was 14% for the three months ended March 31, 2006. The rate for the quarter includes additional tax expense accrued to settle tax audits and to finalize tax liabilities due upon the filing of tax returns during the first three months of the year. These discrete items increased the effective tax rate by 1% resulting in an overall effective tax rate of 14% for the quarter. The effective tax rate for the first quarter of 2005 was approximately 13%, which included certain discrete tax items during the quarter. We currently anticipate that, before discrete items, our annual effective tax rate for financial reporting purposes will be in the range of 13 % to 14 % for 2006.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. As of March 31, 2006, we had $784.1 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $837.3 million in cash, cash equivalents and marketable securities at December 31, 2005, all of which were unrestricted. Cash generated from operating activities totaled $160.0 million and $96.4 million for the three months ended March 31, 2006 and 2005, respectively.

INVESTING AND FINANCING ACTIVITIES

In the first quarter of 2006 we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs and capitalized interest. We have incurred a total of approximately $54.5 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, as of March 31, 2006. We expect to fund all construction and startup costs of the GSF Development Driller III from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

During the second quarter of 2005 we discovered a defect and resulting damage in the thruster nozzles on the two new ultra-deepwater semisubmersibles, the GSF Development Driller I and GSF Development Driller II. We currently expect the cost to remediate the thruster equipment for both rigs will be approximately $56 million. Both rigs were being remediated for the thruster defect and resulting damage when they sustained additional damage as a result of Hurricane Katrina. This additional damage further delayed the start of the initial drilling contracts for the GSF Development Driller II and the GSF Development Driller I. Remediations of GSF Development Driller II have been completed and the rig went on contract in November 2005. However, in December 2005 problems were noted on the rigid conduit lines on the riser and rig was no longer able to perform drilling operations. A temporary modification was made and the rig was able to resume drilling operations in February 2006. A temporary modification has also been made to the riser string on the GSF Development Driller I, which also has the same issues. The riser damage, thruster defect and damage from Hurricane Katrina has further delayed the expected start of the initial drilling contract for the GSF Development Driller I until May of 2006.

We will make claims under our loss of hire insurance for the GSF Development Driller I and GSF Development Driller II for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, after the 60-day waiting period we are entitled to reimbursement for our full dayrate for up to 270 days. Significant unresolved issues remain as to the proper application of the loss of hire waiting periods, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. As a result, as of March 31, 2006, we have recorded estimated loss of hire insurance recoveries equal to $22.7 million ($3.8 million in 2005 and $18.9 million for the first quarter of 2006) with respect to the GSF Development Driller I, which is the amount we deem to be probable under the assumption that the rig will bear two consecutive 60-day waiting periods, one for the thruster damage claim and one for the hurricane damage claim. The GSF Development Driller II was not out of service longer than the combined

120-day waiting period and therefore no loss of hire recoveries have been recorded for this rig. When the loss of hire claims are resolved with the underwriters the amount of loss of hire recoveries could be different than the amount currently recorded.

Due to the extent of remediation, coupled with the long delivery times for critical replacement parts, the GSF Development Driller I, which is undergoing sea trials, is not projected to start work until May 2006, as noted above. The GSF High Island II shifted during Hurricane Rita causing the legs to become damaged when attempts were made to jack down the rig. We were able to successfully jack the rig down in January 2006 and following leg repairs we expect the rig to go back to work in June 2006. The GSF High Island IV experienced damage to its spud cans during Hurricane Rita. The rig is currently undergoing repairs and we expect the rig to go back to work in June 2006. At this time we do not know when, or if, the GSF High Island III or the GSF Adriatic VII jackups will return to work but we expect to complete our assessment of the rigs by the end of the second quarter of 2006. The downtime for these repairs and possible permanent loss of two of these rigs will have an adverse effect on our results of operations in future periods (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Involuntary Conversion of Long-lived Assets and Related Recoveries”). In addition, estimated start dates could be further delayed if the magnitude of the damage is greater than expected based on our preliminary assessment or if the remediation is delayed by supply shortages, shipyard unavailability, unforeseen engineering issues, adverse weather conditions or other complications.

We expect to fund any costs incurred associated with remediating the rigs, to the extent they are not recovered from the insurance underwriters, from our existing cash, cash equivalents and marketable securities balances and future cash flow from operations.

In October 2005, BHP Billiton Petroleum (Americas) Inc. awarded a two-year contract to the GSF Development Driller I for a project in the U.S. Gulf of Mexico. The multi-well exploration and development program is expected to commence in the second quarter of 2006, following correction of the thruster defect and damage caused by Hurricane Katrina, and has a total contract value of $157 million.

We have entered into a letter of intent with a major oil and gas company for a seven-year contract for the GSF Development Driller III, providing for expected revenues of approximately $1 billion, and expect to finalize a drilling contract in the second quarter of 2006.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 10.2% at March 31, 2006, compared to 10.5% at December 31, 2005. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.2 million at March 31, 2006 and $9.8 million at December 31, 2005.

FUTURE CASH REQUIREMENTS

At March 31, 2006, we had total long-term debt and capital lease obligations, including the current portion of our long-term debt and capital lease obligations, of $571.7 million and shareholders’ equity of $5,049.5 million. Long-term debt, including current maturities, consisted of $297.2 million (net of discount) 7% Notes due 2028; $249.2 million (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $25.3 million. We were in compliance with our debt covenants at March 31, 2006.

Annual interest on the 7% Notes is $21.0 million, payable semiannually each June and December. Annual interest on the 5% Notes is $12.5 million, payable semiannually each February and August. No principal payments are due under the 7% Notes or the 5% Notes until the maturity date.

We may redeem the 7% Notes and the 5% Notes in whole at any time, or in part from time to time, at a price equal to 100% of the principal amount thereof plus accrued interest, if any, to the date of redemption, plus a premium, if any, relating to the then-prevailing Treasury Yield and the remaining life of the notes. The indentures relating to the 5% Notes and the 7% Notes contain limitations on our ability to incur indebtedness for borrowed money secured by certain liens and on our ability to engage in certain sale/leaseback transactions. The 7% Notes continue to be obligations of Global Marine Inc., and GlobalSantaFe Corporation has not guaranteed this obligation. GlobalSantaFe Corporation is the sole obligor under the 5% Notes.

Total capital expenditures for 2006 are currently estimated to be approximately $568 million, including $28 million in startup costs, correction of the thruster defect, as discussed above, and customer-required modifications for the GSF Development Driller I, $237 million in construction costs for the GSF Development Driller III, $63 million to remediate hurricane-related damage to our rig fleet, $113 million for major upgrades to the fleet, $98 million for other purchases and replacements of capital equipment, $18 million for capitalized interest, and $11 million (net of intersegment eliminations) for oil and gas operations.

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. Through May 3, 2006, we had repurchased $348.1 million of our ordinary shares under this plan, of which $130.9 million were repurchased during the first quarter of 2006.

We have various commitments primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as a commitment for construction of the GSF Development Driller III. We expect to fund these commitments from our existing cash and cash equivalents and future cash flow from operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

None.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”. Please see Note 9 of Notes to the Condensed Consolidated Financial Statements for a description of the pronouncement and the effects on our results of operations and financial position.

RISK FACTORS

There are many risk factors inherent in our business and in the oil and gas industry as a whole, many of which are beyond our control. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in circumstances affecting our exposure to commodity price, interest rate, fair value, foreign currency or credit risks since December 31, 2005. For a discussion of our exposure to these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting for the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary’s three primary insurers have been paying settlement and defense costs for the subsidiary. One insurer has claimed exhaustion of its primary limits, although the subsidiary disputes that contention, and another primary insurer is nearing insolvency. The subsidiary is in settlement discussions with all three of its primary insurers for the purpose of either achieving a policy buyout or an arrangement for continuing coverage, or a combination of the above, and also intends to enter into discussions with its excess insurers. We believe that the subsidiary will continue to have funds sufficient to meet its settlement and defense obligations for the foreseeable future.

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of March 31, 2006, the subsidiary had been named as a defendant in approximately 4,000 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of March 31, 2006, from $30 million to $40 million had been expended to resolve claims, with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we rely on information from the insurers of our subsidiary for information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, the amount expended by the insurers is not known with precision. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

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

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of which are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies 95 wells drilled on the property in question beginning in 1939, and alleges that our subsidiary, which no longer conducts operations or holds assets, was the operator or non-operating partner in 13 of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, and improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra-hazardous activity, and that they violated various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. Experts retained by the plaintiffs have issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claiming that over $300 million will be required to properly remediate the contamination. The subsidiary and that codefendant have engaged an expert to investigate the matter and respond to the report. We do not have sufficient information at this time to form an opinion as to the merits of the lawsuit or the ultimate liability, if any, associated therewith, but intend to vigorously defend against the lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF ORDINARY SHARES

The following table details our repurchases of ordinary shares for the three months ended March 31, 2006:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2006	—		—	—	$98.6 million(2)
February 1 - 28, 2006	—		—	—	$98.6 million(2)
March 1-31, 2006	2,245,500	(1)	$58.28	2,245,500	$1.9 billion (2)
Total	2,245,500		$58.28	2,245,500

(1)	During March 2006, we repurchased a total of 2,245,500 shares at an average price of $58.28 per share. As of March 31, 2006, transactions to purchase 602,200 of these shares were not yet settled and these shares are still included in our share base as of March 31, 2006. We purchased these shares with our cash from operations.

(2)	On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. All of the shares repurchased in March 2006 were repurchased pursuant to this plan. This repurchase plan supersedes our prior plan, authorized by our Board of Directors in August 2002 authorizing the purchase of up $150 million of our ordinary shares, under which we repurchased a total of $51.4 million of shares in 2002.

Item 5.	Other Information

During the first quarter of 2006, various individuals each adopted a written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provides for the exercise of specified employee stock options granted to the individual by us and the sale of the underlying shares of the our stock in “cashless” exercise transactions at specified per share market price targets and / or provides for the sale of our ordinary shares already owned by the individual at specified per share market price targets. In addition, the 10b5-1 plans generally provide for the exercise of any in-the-money stock options granted by us, to the extent not previously exercised, and the sale of our underlying ordinary shares in cashless exercise transactions two business days before the options are due to expire. Among the individuals who adopted 10b5-1 plans during the first quarter are:

Walter A. Baker	-	Vice President and Assistant General Counsel, GlobalSantaFe Corporate Services Inc.
Ferdinand A. Berger	-	Director
Michael R. Dawson	-	Senior Vice President and Chief Financial Officer
Margaret C. Fitzgerald	-	Senior Attorney
Charles B. Hauf	-	President, Challenger Minerals Inc.
Robert L. Herrin	-	Vice President and Controller
Roger B. Hunt	-	Senior Vice President, Marketing
Alexander A. Krezel	-	Vice President, Secretary and Associate General Counsel
Jon A. Marshall	-	President, CEO and Director
Myrtle L. Penelton	-	Vice President, Tax
Cheryl D. Richard	-	Senior Vice President, Human Resources
Robert E. Rose	-	Chairman of the Board
Anil B. Shah	-	Vice President and Treasurer
R. Blake Simmons	-	President, Applied Drilling Technology Inc.
Stephen J. Solarz	-	Director
John L. Whitmire	-	Director

In addition, during the first quarter of 2006, GlobalSantaFe Corporation adopted a written plan pursuant to Rule 10b5-1, which provides for the purchase of our ordinary shares in support of our previously announced repurchase program.

A joint venture in which we hold a passive minority interest operates primarily in Libya, and to a limited extent in Syria. Libya and Syria have been identified by the U.S. State Department as state sponsors of terrorism. In addition, Syria is subject to a number of economic regulations, including sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and comprehensive restrictions on the export and re-export of U.S.-origin items to Syria. We believe our passive minority investment has been maintained in accordance with all applicable laws and regulations. Potential investors could view such passive minority interest negatively, which could adversely affect our reputation and the market for our ordinary shares. In addition, certain U.S. states have recently enacted legislation regarding investments by their retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states, and similar legislation may be pending or introduced in other states. As a result, certain investors may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments.

Item 6.	Exhibits

10.1	Bonus Payments to Certain Executive Officers Under 2005 Annual Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2006).

12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

15.1	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION (Registrant)

Dated: May 5, 2006	/s/ Michael R. Dawson
Michael R. Dawson Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)