Form 10-Q
period 2006-06-30
GLOBALSANTAFE CORP
filed 2006-08-04
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of July 31, 2006, was 238,431,137.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED JUNE 30, 2006

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

Our forward-looking statements include statements about the following subjects:

•	our possible or assumed results of operations;

•	our funding and financing plans;

•	the dates drilling rigs will become available following completion of current contracts, the dates rigs will commerce contracts and the amount of such contracts;

•	with respect to our new ultra-deepwater semisubmersible, the Development Driller III, the estimate of the construction costs for the rig and its projected delivery date;

•	our estimation of the costs to remediate thruster defects on the GSF Development Driller I and the GSF Development Driller II and our expectation regarding who will bear those costs;

•	our expectation that we will likely replace the jackup GSF Adriatic IV, which was lost in a fire, and the GSF High Island III and GSF Adriatic VII, which were damaged in Hurricane Rita;

•	our expectations that the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event and that a single $10 million hull and machinery deductible will serve as the only deductible for the damage to the rigs caused by Hurricane Rita;

•	our expected insurance recoveries for certain of our rigs damaged by Hurricanes Katrina and Rita;

•	our estimates of loss of hire recoveries from our insurers;

•	our expectation that we will fund the costs we incur for the construction of the GSF Development Driller III, from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our decision to dispose of the GSF High Island III and the GSF Adriatic VII, either by selling them or declaring one or both of them constructive total losses, and that we do not expect the loss of these two rigs to have a material affect in our results of operations in future periods;

•	the expected closing date of the five-year $500 million revolving credit facility;

•	our expectation that the damage inflicted by Hurricanes Katrina and Rita will not have a material impact to our 2006 financial position or results of operations;

•	our contract drilling and drilling management services revenue backlogs and the amounts expected to be realized in 2006;

•	the expected outcomes of legal and administrative proceedings, their materiality, potential insurance coverage and their expected effects on our financial position and results of operations;

•	the assumptions as to risk-free interest rates, stock price volatility, dividend yield and expected lives of awards used to estimate the fair value of stock-based compensation awards and the estimated unrecognized compensation cost and the weighted average period over which such cost is expected to be realized;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work, contract terms and dayrates in those markets;

•	our expectations regarding supply and demand for equipment, ancillary services, and drilling rigs in various geographic markets;

•	our expectations regarding the time and impact of the entry into service of new rigs under construction, and rigs being upgraded or reactivated;

•	our expectation that further new rig construction announcements are likely;

•	estimated costs in 2006 for drilling management services;

•	our estimated capital expenditures in 2006;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment, as well as the construction of our new ultra-deepwater semisubmersible drilling rig, with existing cash, cash equivalents, marketable securities and future cash flows from operations;

•	our expectation that our effective tax rate will continue to fluctuate from quarter to quarter and year to year as our operations are conducted in different taxing jurisdictions and our expected effective tax rate for 2006;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures, total lease obligations, construction and development expenses, and debt service, from our existing cash, cash equivalents and marketable securities balances and future cash flow from operations;

•	our expectation that, if required, any additional payments made under certain fully defeased financing leases would not be material to our financial position, results of operations or cash flows in any given year;

•	our expectation regarding increases in labor costs in 2006;

•	our estimation that the Minerals Management Service of the U.S. Department of Interior or Insurance Underwriters, or both, may impose operating criteria in the Gulf of Mexico that could increase the capital cost or cost of operations or reduce the area of operations for rigs operating there, which could materially and adversely affect our operations and financial condition; and

•	our expectations regarding changes in insurance affecting our customers in the Gulf of Mexico and the impact on those customers; and

•	any other statements that are not historical facts.

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

We caution investors not to place undue reliance on forward-looking statements, and do not undertake any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other such factors that affect the subject of these statements, except where expressly required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and its subsidiaries (the Company) as of June 30, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

August 3, 2006

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Contract drilling	$583.6	$403.8	$1,101.7	$738.3
Drilling management services	176.0	156.0	320.7	298.0
Oil and gas	13.8	15.0	30.4	27.1

Total revenues	773.4	574.8	1,452.8	1,063.4

Expenses:
Contract drilling	297.0	250.8	566.0	466.0
Drilling management services	169.8	145.1	314.6	277.3
Oil and gas	3.5	2.7	9.1	6.5
Depreciation, depletion and amortization	74.2	68.5	147.9	136.4
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	(66.4)	—	(85.3)	—
Gain on sale of assets	—	(1.1)	—	(1.1)
General and administrative	18.7	14.3	43.1	30.2

Total operating expenses	496.8	480.3	995.4	915.3

Operating income	276.6	94.5	457.4	148.1
Other income (expense):
Interest expense	(9.2)	(11.9)	(18.4)	(24.2)
Interest capitalized	7.6	11.7	15.2	21.8
Interest income	6.1	5.6	14.3	10.8
Other	(3.9)	(0.9)	(1.6)	—

Total other income (expense)	0.6	4.5	9.5	8.4

Income before income taxes	277.2	99.0	466.9	156.5
Provision for income taxes:
Current tax provision	19.0	8.7	35.7	13.2
Deferred tax provision	9.7	5.2	19.8	8.0

Total provision for income taxes	28.7	13.9	55.5	21.2

Net income	248.5	85.1	411.4	135.3
Other comprehensive income (loss)	2.3	1.6	(0.1)	(1.0)

Total comprehensive income	$250.8	$86.7	$411.3	$134.3

Earnings per ordinary share:
Basic	$1.02	$0.36	$1.68	$0.57
Diluted	$1.01	$0.35	$1.65	$0.56

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions)

	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$331.8	$562.6
Marketable securities	153.7	274.7
Accounts receivable, net of allowances	546.2	431.5
Accounts receivable from insurers	202.5	123.6
Costs incurred on turnkey drilling projects in progress	22.3	24.2
Prepaid expenses	39.7	39.6
Other current assets	12.8	13.3

Total current assets	1,309.0	1,469.5

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,752.7 at June 30, 2006, and $1,615.1 at December 31, 2005	4,392.0	4,290.2
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $30.9 at June 30, 2006, and $25.8 at December 31, 2005	30.1	27.6

Net properties	4,422.1	4,317.8

Goodwill	340.2	339.0
Deferred income taxes	28.0	28.2
Other assets	65.2	67.6

Total assets	$6,164.5	$6,222.1

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

($ in millions)

	June 30, 2006	December 31, 2005
Current liabilities:
Accounts payable	$255.8	$236.3
Accrued compensation and related employee costs	76.0	84.1
Accrued income taxes	3.3	7.8
Accrued interest	6.6	6.4
Deferred revenue	26.3	19.6
Dividends payable	54.2	55.0
Other accrued liabilities	71.6	66.5

Total current liabilities	493.8	475.7

Long-term debt	543.2	550.6
Capital lease obligations	16.5	23.6
Deferred income taxes	29.8	15.4
Pension and other post retirement benefits	79.0	122.1
Other long-term liabilities	88.4	77.2
Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600,000,000 shares authorized, 240,662,377 shares and 244,741,077 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively	2.4	2.4
Additional paid-in capital	3,286.4	3,246.9
Retained earnings	1,696.1	1,779.2
Accumulated other comprehensive loss	(71.1)	(71.0)

Total shareholders’ equity	4,913.8	4,957.5

Total liabilities and shareholders’ equity	$6,164.5	$6,222.1

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$411.4	$135.3
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	147.9	136.4
Deferred income taxes	19.8	8.0
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	(85.3)	—
Gain on sale of assets	—	(1.1)
Increase in accounts receivable	(101.5)	(28.2)
Decrease (increase) in prepaid expenses and other current assets	2.3	(10.5)
Increase in accounts payable	37.9	29.2
Decrease in accrued liabilities	(5.3)	(30.2)
Increase (decrease) in deferred revenues	10.2	(0.8)
Increase in other long-term liabilities	17.3	13.6
Contribution to defined benefit plans	(57.6)	—
Payment of imputed interest on the Zero Coupon Bond Debentures	—	(56.3)
Other, net	14.1	10.9

Net cash flow provided by operating activities	411.2	206.3

Cash flows from investing activities:
Capital expenditures	(276.7)	(228.2)
Purchases of available-for-sale marketable securities	(915.3)	(173.2)
Proceeds from sales of available-for-sale marketable securities	1,035.9	90.5
Proceeds from disposals of properties and equipment	1.5	1.4

Net cash flow used in investing activities	(154.6)	(309.5)

Cash flows from financing activities:
Dividend payments	(110.5)	(35.7)
Payments on long-term debt	—	(299.8)
Excess tax deduction resulting from option exercises	4.8	—
Payments on capitalized lease obligations	(8.4)	(8.1)
Proceeds from issuance of ordinary shares	125.4	914.3
Payments for ordinary shares repurchased and retired	(498.7)	(799.5)

Net cash flow used in financing activities	(487.4)	(228.8)

Decrease in cash and cash equivalents	(230.8)	(332.0)
Cash and cash equivalents at beginning of period	562.6	606.7

Cash and cash equivalents at end of period	$331.8	$274.7

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2005	244,741,077	$2.4	$3,246.9	$1,779.2	$(71.0)	$4,957.5
Net income	—	—	—	411.4	—	411.4
Changes in unrealized gains on securities	—	—	—	—	(0.1)	(0.1)

Comprehensive income						411.3
Stock-Based Compensation
Exercise of employee stock options	4,062,252	0.1	121.1	—	—	121.2
Issuance of stock-based awards	98,727	—	1.3	—	—	1.3
Stock-based compensation expense	—	—	21.5	—	—	21.5
Income tax benefit	—	—	4.8	—	—	4.8
Shares issued under other benefit plans	148,721	—	4.2	—	—	4.2
Shares repurchased and retired (1)	(8,388,400)	(0.1)	(113.7)	(384.9)	—	(498.7)
Dividends declared	—	—	—	(109.6)	—	(109.6)
Other	—	—	0.3	—	—	0.3

Balance at June 30, 2006	240,662,377	$2.4	$3,286.4	$1,696.1	$(71.1)	$4,913.8

(1)	As of June 30, 2006, the trade date for the repurchase of 295,000 shares for a total purchase price of $16.5 million had occurred, but the repurchases had not yet settled and accordingly such shares were still outstanding as of that date.

See notes to condensed consolidated financial statements

Note 1 – Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating an active fleet of 59 marine drilling rigs. As of June 30, 2006, our fleet included 43 cantilevered jackup rigs, 11 semisubmersibles, three drillships, and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. During the first quarter of 2006, we commenced a construction project for an additional semisubmersible, to be named the GSF Development Driller III. We also have two jackup rigs that are currently not capable of performing drilling operations due to damage arising in 2005 as a result of Hurricane Rita. We have decided to dispose of these rigs by either selling them to a third party or declaring one or both of them a constructive total loss (see Note 5). We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

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

Note 2 - Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions, except share and per share amounts)
Net income (numerator):	$248.5	$85.1	$411.4	$135.3

Shares (denominator):
Ordinary shares - Basic	243,269,828	239,734,342	244,892,407	238,914,851
Add effect of stock-based awards	3,515,452	3,766,276	3,877,935	3,907,291

Ordinary shares - Diluted	246,785,280	243,500,618	248,770,342	242,822,142

Earnings per ordinary share:
Basic	$1.02	$0.36	$1.68	$0.57
Diluted	$1.01	$0.35	$1.65	$0.56

The computation of diluted earnings per ordinary share for the three and six months ended June 30, 2005, excludes outstanding options to purchase GlobalSantaFe ordinary shares with exercise prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of such options would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be “antidilutive”). The number of antidilutive options excluded from the computation of diluted earnings per ordinary share represented 3,458,377 ordinary shares and 3,391,719 ordinary shares for the three and six months ended June 30, 2005, respectively. All outstanding options had a lower exercise price than the average market price of GlobalSantaFe ordinary shares for the three and six months ended June 30, 2006, and accordingly no options were excluded from the calculation for those periods.

Diluted earnings per ordinary share for the three and six months ended June 30, 2005 excludes 6,500 potentially dilutive shares that would have become issuable upon conversion of the Global Marine Inc.’s Zero Coupon Convertible Debentures because the inclusion of such shares would have been antidilutive. We repurchased substantially all of the Zero Coupon Convertible Debentures during the second quarter of 2005 and completed the redemption of the remaining outstanding debentures during the third quarter of 2005.

Note 3 - Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in millions)
Revenues from external customers:
Contract drilling	$583.6	$403.8	$1,101.7	$738.3
Drilling management services	176.0	156.0	320.7	298.0
Oil and gas	13.8	15.0	30.4	27.1

Consolidated	$773.4	$574.8	$1,452.8	$1,063.4

Intersegment revenues:
Contract drilling	$4.3	$—	$8.4	$3.0
Drilling management services	10.2	4.2	14.5	6.5
Intersegment elimination	(14.5)	(4.2)	(22.9)	(9.5)

Consolidated	$—	$—	$—	$—

Total revenues:
Contract drilling	587.9	$403.8	1,110.1	$741.3
Drilling management services	186.2	160.2	335.2	304.5
Oil and gas	13.8	15.0	30.4	27.1
Intersegment elimination	(14.5)	(4.2)	(22.9)	(9.5)

Consolidated	$773.4	$574.8	$1,452.8	$1,063.4

Segment operating income:
Contract drilling	$216.7	$88.4	$396.9	$143.6
Drilling management services	6.2	10.9	6.1	20.7
Oil and gas	7.9	10.2	16.1	16.4
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	66.4	—	85.3	—
Gain on sale of assets	—	1.1	—	1.1

Total segment operating income	297.2	110.6	504.4	181.8
Corporate expenses	(20.6)	(16.1)	(47.0)	(33.7)

Operating income	276.6	94.5	457.4	148.1
Other income	0.6	4.5	9.5	8.4

Income before income taxes	$277.2	$99.0	$466.9	$156.5

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is often not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to the loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. Results for the three and six months ended June 30, 2006 and 2005 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $1.5 million and $1.2 million for the three and six months ended June 30, 2006, respectively, and by $4.1 and $2.7 million, respectively, for the three and six months ended June 30, 2005. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $8.7 million and $9.1 million for the three and six months ended June 30, 2006, respectively, and by $3.1 million and $3.8 million for the three and six months ended June 30, 2005, respectively, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2006 drilling management services operating results totaled approximately $64.2 million at June 30, 2006. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2005 drilling management services operating results totaled approximately $36.6 million at June 30, 2005.

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

The components of net periodic pension benefit cost for our pension plans for the three and six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended June 30,
	2006		2005
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost - benefits earned during the period	$3.4	$2.2	$2.7	$3.5
Interest cost on projected benefit obligation	5.5	2.3	4.9	2.5
Expected return on plan assets	(6.5)	(2.9)	(6.1)	(2.4)
Recognized actuarial loss	3.2	0.2	2.0	1.1
Settlement loss	—	—	1.0	—
Amortization of prior service cost	1.0	—	1.0	—

Net periodic pension cost	$6.6	$1.8	$5.5	$4.7

	Six Months Ended June 30,
	2006		2005
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost - benefits earned during the period	$6.8	$4.2	$5.8	$7.0
Interest cost on projected benefit obligation	11.1	4.6	10.1	5.0
Expected return on plan assets	(13.0)	(5.8)	(12.1)	(4.8)
Recognized actuarial loss	6.4	0.5	4.5	2.2
Settlement loss	—	—	1.0	—
Amortization of prior service cost	2.0	—	2.0	—

Net periodic pension cost	$13.3	$3.5	$11.3	$9.4

Our funding objective is to fund participants’ benefits under the plans as they accrue. Although we expect that there will be no minimum required pension contribution to our plans for 2006, we contributed $57.6 million to our U.S. defined benefit plans in January 2006. We may continue to make discretionary contributions, which will be determined after the 2006 actuarial valuations are complete.

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s first six percent of compensation contributed to the plan. Charges to expense with respect to this plan totaled $2.3 million and $4.5 million for the three and six month periods ended June 30, 2006, respectively, and $1.9 million and $3.7 million for the three and six months ended June 30, 2005, respectively. We also sponsor various defined contribution plans for certain of our U.K. employees. Charges to expense for these plans totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2005, respectively.

Note 5—Involuntary Conversion of Long-Lived Assets and Related Recoveries

During the third quarter of 2005, a number of our rigs were damaged as a result of hurricanes Katrina and Rita. All these rigs have now returned to work with the exception of the GSF High Island III and the GSF Adriatic VII. During the second quarter of 2006, we decided to dispose of these rigs and are currently evaluating whether to sell the rigs to a third party or to declare them constructive total losses under our insurance policy. During the second quarter of 2006, we recorded gains of $32.8 million on the GSF High Island III and $30.9 million on the GSF Adriatic VII, which represent expected recoveries of partial losses under our insurance policy, less amounts previously recognized when the rigs were written down to salvage value. These amounts are included in “Accounts receivable from insurers” on the Condensed Consolidated Balance Sheet as of June 30, 2006. If we declare the rigs to be constructive total losses, we will record additional gains of $15.3 million on the GSF High Island III and $19.6 million on the GSF Adriatic VII, which represent the remaining insured values of the rigs less their salvage values of $1.2 million and $1.4 million, respectively, and we will relinquish title to the rigs to our underwriters. If we sell the rigs to a third party, any gain recorded will be equal to the net proceeds from the sale, less their salvage value.

All of the rigs that were damaged in the hurricanes are covered for physical damage under the hull and machinery provision of our insurance policy, which carries a deductible of $10 million per occurrence. In addition, three rigs damaged in Hurricane Katrina, the GSF Arctic I, the GSF Development Driller I, and GSF Development Driller II, were covered by loss of hire insurance under which we are reimbursed for 100 percent of their contracted dayrate for up to a maximum of 270 days following 60 days (the “waiting period”) of lost revenue.

Our insurance policy provides that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we will bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita are each considered to be a separate occurrence. Based on remediations completed for the three rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the

Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, the only rig that was still out of service after the 60-day waiting period, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 6—”Commitments and Contingencies,” we recorded $21.6 million for loss of hire recoveries in the first half of 2006, $2.7 million of which was recorded in the second quarter of 2006, with respect to the GSF Development Driller I. None of the jackup rigs damaged during Hurricane Rita was insured for loss of hire and, therefore, a single $10 million hull and machinery deductible applied for damage to the rigs caused by Hurricane Rita and was recognized as a loss in the third quarter of 2005.

Based upon evaluations of the hurricane damage sustained by the rigs, we have recorded estimated involuntary conversion losses totaling approximately $131.4 million against the carrying value of the rigs. Of these losses, $127.0 million was recorded in the third quarter of 2005 and $4.4 million was recorded in the first quarter of 2006. These losses have been offset by expected insurance recoveries totaling $185.1 million, which are included in “Accounts receivable from insurers” on the Condensed Consolidated Balance Sheet as of June 30, 2006, less $11.7 million in recoveries we have collected in 2006. We recorded $117.0 million of these recoveries in the third quarter of 2005 and $68.1 million of these recoveries during 2006. The net difference of $53.7 million between the losses we have reported and expected insurance recoveries we have recorded is a result of the $63.7 million insurance recoveries recorded on the GSF High Island III and the GSF Adriatic VII, as discussed above, offset by our $10 million deductible for Hurricane Rita, which was included in “Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries” in the Consolidated Statement of Income for the year ended December 31, 2005. Capital costs incurred to remediate damage to the rigs were added to the capitalized value of the rigs.

Note 6 – Commitments and Contingencies

CAPITAL COMMITMENTS

In the first quarter of 2006, we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs and capitalized interest. We have incurred a total of approximately $87.3 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, as of June 30, 2006.

During the second quarter of 2005, we discovered a defect and resulting damage in the thruster nozzles on our two new ultra-deepwater semisubmersibles, the GSF Development Driller I and GSF Development Driller II. Both rigs were being remediated for the thruster defect and resulting damage when they sustained additional damage as a result of Hurricane Katrina. This additional damage further delayed the start of the initial drilling contracts for the GSF Development Driller I and the GSF Development Driller II. Remediations of damage to the GSF Development Driller II were completed and the rig went on contract in November 2005. However, in December 2005 problems were noted on the rigid conduit lines on the riser and the rig was no longer able to perform drilling operations. A temporary modification was made and the rig was able to resume drilling operations in February 2006. A temporary modification has also been made to the riser string on the GSF Development Driller I, which also has the same issues. The thruster defect and damage from Hurricane Katrina further delayed the start of the initial drilling contract for the GSF Development Driller I until June 2006.

We have made claims under our loss of hire insurance for the GSF Development Driller I and GSF Development Driller II for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, after the 60-day waiting period we are entitled to reimbursement for our full dayrate for up to 270 days. Significant unresolved issues remain as to the proper application of the loss of hire waiting periods, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. As a result, we have recorded estimated loss of hire insurance recoveries equal to $25.4 million ($3.8 million in 2005 and $21.6 million for the first half of 2006) as of June 30, 2006 with respect to the GSF Development Driller I. This is the amount we deem to be probable under the assumption that the rig will bear two consecutive 60-day waiting periods, one for the thruster damage claim and one for the hurricane damage claim. The GSF Development Driller II was not out of service longer than the combined 120-day waiting period and therefore no loss of hire recoveries have been recorded for this rig. When the loss of hire claims are resolved with the underwriters, the amount of loss of hire recoveries could be different than the amount currently recorded.

CONTINGENCIES

In 1998, we entered into fixed-price contracts for the construction of two dynamically positioned, ultra-deepwater drillships, the GSF C.R. Luigs and the GSF Jack Ryan, which began operating in April and December 2000, respectively. Pursuant to two 20-year capital lease agreements, we subsequently novated the construction contracts for the drillships to two financial institutions (the “Lessors”), which owned the drillships and leased them to us. We deposited with three large foreign banks (the “Payment Banks”) amounts equal to the progress payments that the Lessors were required to make under the construction contracts, less a lease benefit of approximately $62 million (the “Defeasance Payment”). In exchange for the deposits, the Payment Banks assumed liability for making rental payments required under the leases and the Lessors legally released us as the primary obligor of such rental payments. Accordingly, we recorded no capital lease obligations on our balance sheet with respect to the two drillships.

In October 2005, we provided consent to the sale of the Lessor of the GSF C.R. Luigs from one large foreign bank to another. In exchange for our consent, we became entitled to receive consideration, which would equal any sum we were obligated to pay on our termination of the lease, if we exercised our right to terminate the lease between March 1, 2006 and December 31, 2006. In June 2006, we terminated the lease on the GSF C.R. Luigs and purchased the vessel. In addition to receiving the consideration equal to the sum we were obligated to pay on termination of the lease, we received, as a rebate of rentals, an amount equal to the sales price paid by us and a refund of a $0.8 million interest payment we were required to make in March 2006 related to interest rate risk in connection with this lease. Accordingly, we decreased the carrying value of the rig by the $0.8 million. Other than the $0.8 million decrease, there was no other impact to the carrying value of the rig. We now have title to the rig and no longer bear the interest rate risk associated with the lease.

We continue to have interest rate risk in connection with the fully defeased financing lease for the GSF Jack Ryan. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance

Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the June 30, 2006, LIBOR rate of 4.75% were to continue over the next seven years, we would be required to fund an additional estimated $28 million for the GSF Jack Ryan during that period. Any additional payments made by us pursuant to the financing lease would increase the carrying value of our leasehold interest in the GSF Jack Ryan and therefore be reflected in higher depreciation expense over its then-remaining useful life. We do not expect that, if required, any additional payments made under this lease would be material to our financial position, results of operations or cash flows in any given year.

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

We and two of our subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the GSF Development Driller I and the GSF Development Driller II semisubmersibles infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorneys’ fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. On December 1, 2005, the court granted a partial summary judgment in favor of Transocean on the issue of whether the “apparatus” aboard our rigs was so similar to that patented by Transocean that it fell within the scope of their patents, an issue we had not contested. We believe the focus of the lawsuit is the validity and enforceability of the patents; that is, whether the patents would have or should have been issued had Transocean supplied the patent office with all of the available information regarding similar methods and apparatus either used by the industry or designed for its use prior to Transocean’s claimed invention date. These issues will be the subject of the trial, which is now scheduled to commence in August 2006. We believe that the lawsuit is without merit and intend to vigorously defend it. We do not expect that the matter will have a material adverse effect on our business or financial position, results of operations or cash flows.

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary’s three primary insurers have historically been paying settlement and defense costs for the subsidiary. One of these insurers was nearing insolvency and claimed exhaustion of its coverage limits, but following negotiations has agreed to make a cash payment in exchange for a release of all further liability for the subsidiary’s asbestos liabilities. The subsidiary is in settlement discussions with its two other primary insurers, both of which claim exhaustion of their coverage limits, for the purpose of either achieving a policy buyout or an arrangement for continuing coverage, or a combination of the above, and also intends to enter into discussions with its excess insurers. We believe that the subsidiary will continue to have funds sufficient to meet its settlement and defense obligations for the foreseeable future.

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of June 30, 2006, the subsidiary had been named as a defendant in approximately 4,000 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of June 30, 2006, from $30 million to $40 million had been expended to resolve claims, with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we rely on information from the insurers of our subsidiary for information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, the amount expended by the insurers is not known with precision. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

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

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of which are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies 95 wells drilled on the property in question beginning in 1939, and alleges that our subsidiary, which no longer conducts operations or holds assets, was the operator or non-operating partner in 13 of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, and improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra-hazardous activity, and that they violated various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. Experts retained by the plaintiffs have issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claiming that over $300 million will be required to properly remediate the contamination. The expert retained by our subsidiary and its codefendant has conducted his own investigation and has concluded that the remediation costs will amount to no more than a few million dollars. The Louisiana Department of Environmental Quality is in the process of conducting its own investigation in that regard. We believe that our subsidiary has meritorious defenses to the allegations contained in the lawsuit, and that if liability is established against it that the judgment will be far lower than that being demanded by the plaintiffs. The plaintiffs and the co-defendant of our subsidiary have now threatened to add GlobalSantaFe Corporation as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law. The single business enterprise doctrine is an equitable construct created and applied by the judiciary to impose liability against the parent company or different subsidiary or affiliated companies where more than one company represents precisely the same single interests. The single business enterprise doctrine is similar to corporate veil piercing doctrines. We believe that the doctrine should not be applied against GlobalSantaFe Corporation, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the tests of the single business enterprise theory and we intend to vigorously defend against the lawsuit should it be expanded in an attempt to impose liability against us.

Note 7 – Supplemental Cash Flow Information – Noncash Investing and Financing Activities

Cash payments for capital expenditures for the six months ended June 30, 2006, include $49.8 million that was accrued but unpaid at December 31, 2005. Cash payments for capital expenditures for the six months ended June 30, 2005, include $63.9 million that was accrued but unpaid at December 31, 2004. Accrued but unpaid capital expenditures at June 30, 2006, totaled $31.3 million. This amount is included in “Accounts payable” on the Condensed Consolidated Balance Sheet at June 30, 2006.

In connection with damage sustained by our rigs from hurricanes Katrina and Rita (see Note 5), we have accrued a receivable of approximately $198.8 million, which represents amounts expected to be recovered from our insurance underwriters, including loss of hire recoveries. This amount is included in “Accounts receivable from insurers”, along with various other insurance claims receivable, on the Condensed Consolidated Balance Sheet as of June 30, 2006.

In May 2006, our Board of Directors declared a regular quarterly cash dividend for the second quarter of 2006 of $0.225 per ordinary share, payable to shareholders of record as of the close of business on June 30, 2006. This second quarter dividend in the amount of $54.2 million was paid on July 14, 2006.

Note 8 – Share Repurchase

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. During the six months ended June 30, 2006, we repurchased a total of 8,683,400 shares for $515.2 million at an average price of $59.33 per share. At June 30, 2006, transactions to purchase 295,000 of these shares for a total purchase price of $16.5 million were not yet settled and these shares are still included as shares outstanding as of June 30, 2006.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” using the modified prospective application transition method. Under this method, compensation cost recognized for both the quarter ended June 30, 2006 and year-to-date June 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value recorded in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value recorded in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated.

Effect of Adopting SFAS No. 123(R)

The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006 (in millions, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock based compensation expense - stock options	$1.7	$4.0
Stock based compensation expense - stock appreciation rights	1.5	5.0
Related deferred income tax benefit	(0.3)	(1.1)

Decrease in net income	$2.9	$7.9

Decrease in basic earnings per share	$(0.01)	$(0.03)
Decrease in diluted earnings per share	$(0.01)	$(0.03)

The amounts above relate to the impact of recognizing compensation expense related to stock options and SARs only. Compensation expense related to PARSUs was recognized before implementation of SFAS No. 123(R). Stock-based compensation expense recognized for PARSUs, not included in the table above, totaled $3.9 million and $12.5 million, on a pretax basis, for the three months and six months ended June 30, 2006, respectively. Stock-based compensation expense is allocated to our various operating segments, including corporate general and administrative expenses, based on participant awards. The total amount of compensation cost included in net income for our stock-based compensation was $6.4 million for the three months ended June 30, 2006, net of a $0.7 million related tax benefit, and $18.9 million for the six months ended June 30, 2006, net of a $2.6 million related tax benefit.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award, or through the date an employee is eligible for retirement, whichever period is shorter. We recognize compensation expense for stock-based awards immediately for employees who are eligible to retire at the grant date. We recognized compensation expense totaling $6.9 million and $2.2 million for the six months ended June 30, 2006, related to PARSUs and SARs, respectively, granted during that period to employees who were eligible to retire at the grant date. We recognized no such compensation expense for the three months ended June 30, 2006 for either the PARSUs or the SARs.

Prior to adopting SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise and vesting of stock-based awards as operating cash flows. SFAS No. 123(R) requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized) from the date of adoption of SFAS No. 123(R) to be classified as a part of cash flows from financing activities. Approximately $4.8 million of excess tax benefits has been classified as financing cash flows for the six months ended June 30, 2006.

Prior Period Pro Forma Presentation

Under the modified prospective application transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per ordinary share for the periods presented as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2005 (in millions, except per-share amounts):

	Pro forma Three Months Ended June 30, 2005	Pro forma Six Months Ended June 30, 2005
Net Income, as reported	$85.1	$135.3
Add: stock-based compensation expense	1.2	1.7
Deduct: Effect of stock-based compensation, net of related tax effects	(6.5)	(12.0)

Pro forma net income	$79.8	$125.0

Basic earnings per ordinary share:
As reported	$0.36	$0.57
Pro forma	$0.33	$0.52

Diluted earnings per ordinary share:
As reported	$0.35	$0.56
Pro forma	$0.33	$0.51

Assumptions

Estimates of fair values of stock options, options granted under the Employee Share Purchase Plan, which was terminated effective January 1, 2006, and SARs, on the grant dates for purposes of calculating the data in the tables above were computed using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected price volatility range	38%	42% - 48%	35% - 38%	42% - 48%
Risk-free interest rate range	5.0%	3.3% to 3.7%	4.3% - 5.0%	3.3% to 4.1%
Expected annual dividends	$0.90	$0.60	$0.90	$0.53
Expected life of SARs / stock options	7 years	4-6 years	7 years	4-6 years
Expected life of PARSUs	3 years	3 years	3 years	3 years

Effective January 1, 2006, we modified our assumption for determining expected volatility to reflect the available implied volatility rates and then gradually increase to the long-term historical average over the contractual term of the awards. We had previously relied on historical volatility rates in determining the grant-date fair values of our stock options. We believe that this combined measure of implied and historical volatility is the best available indicator of our expected volatility. The effect of this change on income before taxes, net income and basic and diluted earnings per share for the three and six months ended June 30, 2006, was not material.

Expected lives of SARs granted during the six months ended June 30, 2006 are determined based on the accounting guidance under Staff Accounting Bulletin No. 107 (“SAB 107”) and our plan provisions. The increase in expected life from previous stock option grants is due primarily to a change in the population of employees who receive SARs. We believe this method is the best estimate of future exercise patterns currently available.

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

At June 30, 2006, there were a total of 3,461,221 shares available for future grants under our stock-based compensation plans.

Stock Options

A summary of the status of stock options granted is presented below:

	Six Months Ended June 30, 2006
	Number of Shares Under Option	Weighted Average Exercise Price
Shares under option at December 31, 2005	10,475,197	$30.12
Granted	—	$—
Exercised	(4,062,252)	$29.82
Canceled	(106,286)	$30.88

Shares under option at June 30, 2006	6,306,659	$30.30

Options exercisable at June 30, 2006	4,976,561	$30.99

All stock options granted during the first half of 2005 had exercise prices equal to the market price of our ordinary shares on the date of grant. We did not grant any stock options during the first six months of 2006. The weighted average per share fair value of options as of the grant date was $16.29 for the six months ended June 30, 2005. As of June 30, 2006, there was approximately $3.8 million of total unrecognized compensation cost related to the nonvested portion of the 2003, 2004 and 2005 stock option grants. This cost is expected to be recognized over a weighted-average period of 1.1 years. We issue new shares when stock options are exercised.

The total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $113.2 million and $57.4 million during the six months ended June 30, 2006 and 2005, respectively. The total amount of cash received from exercise of options was $121.1 million and $111.3 million for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4.8 million for the six months ended June 30, 2006. There was no tax benefit realized for tax deductions from options exercised for the six months ended June 30, 2005.

The following table summarizes information with respect to stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price
$11.56 to $24.32	533,059	5.35	$19.89	450,842	$19.41
$24.73 to $25.00	1,479,246	7.50	$24.74	677,255	$24.74
$25.02 to $29.50	1,288,940	6.16	$26.35	1,229,706	$26.32
$29.85 to $37.48	1,730,083	6.08	$31.69	1,378,545	$30.88
$37.50 to $51.41	1,275,331	3.86	$43.21	1,240,213	$43.33

	6,306,659	5.92	$30.30	4,976,561	$30.99

Performance-Awarded Restricted Stock Units

From time to time, the Compensation Committee of our Board of Directors grants awards of ordinary shares to key employees and directors at no cost to the employee or director. To date, all such awards have been restricted for three years after grant in that the shares are subject to forfeiture if the employee or director terminates his or her employment under certain conditions during a three-year vesting period, subject to acceleration upon the occurrence of certain events. In addition, the opportunity to receive such an award and the size of the award in a given year are usually performance-based in that they are usually dependent upon our performance in the prior year.

In 2005, the Compensation Committee granted PARSUs as part of the annual long-term incentive grants. Each PARSU represents one of our ordinary shares and cliff vests after three years of continued service. Upon vesting, each PARSU, together with dividend equivalent payments accrued throughout the three-year vesting period, is paid out in the form of ordinary shares.

A summary of the status of our PARSUs is presented in the table that follows:

	Number of Shares	Weighted Average Fair Value Price
Number of contingent shares as of December 31, 2005	495,643	$34.04
Granted	442,125	$57.30
Issued	(98,727)	$24.32
Canceled	(48,776)	$26.89

Number of contingent shares as of June 30, 2006	790,265	$45.44

Shares vested at June 30, 2006	—

The amount of compensation cost included in income for our PARSUs was $3.9 million and $12.5 million for the three and six months ended June 30, 2006 and $1.2 million and $1.7 million for the same periods in 2005. As of June 30, 2006, there was approximately $19.5 million of total unrecognized compensation cost related to the nonvested portion of the outstanding PARSUs grants. This cost is expected to be recognized over a weighted-average period of 2.39 years.

Stock Appreciation Rights

Beginning January 2006, we also grant SARs to key employees and to non-employee directors at no cost to the grantee. Under the SARs the grantee receives ordinary shares at exercise equal in value to the difference between the market value of our ordinary shares at the exercise date and the market value of our ordinary shares at the date of grant.

	Number of Awards	Weighted Average Grant Date Fair Value
Number outstanding as of December 31, 2005	—	—
Granted	538,900	$18.24
Issued	—	—
Canceled	—	—

Number outstanding as of June 30, 2006	538,900	$18.24

Awards vested at June 30, 2006	—	—

The amount of compensation cost included in income for our SARs, on a pretax basis, was $1.5 million and $5.0 million for the three and six months ended June 30, 2006. As of June 30, 2006, there was approximately $4.7 million of total unrecognized compensation cost related to the nonvested portion of the outstanding SARs. This cost is expected to be recognized over a weighted average period of 2.81 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an offshore oil and gas drilling contractor, owning or operating an active fleet of 59 marine drilling rigs. Our fleet includes 43 cantilevered jackup rigs, 11 semisubmersibles, three drillships and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. During the first quarter of 2006, we commenced a construction project for an additional semisubmersible, to be named the GSF Development Driller III. We also have two jackup rigs that are currently not capable of performing drilling operations due to damage arising as a result of Hurricane Rita. We have decided to dispose of these rigs by either selling them to a third party or declaring one or both of them a constructive total loss (see “—Involuntary Conversion of Long-Lived Assets and Related Recoveries”). As both jackup rigs are unable to be contracted, they have been excluded for purposes of our utilization calculations.

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

We derive substantially all of our revenues from our contract drilling and drilling management services operations, which depend on the level of drilling activity in offshore oil and natural gas exploration and development markets worldwide. These operations are subject to a number of risks, many of which are outside our control. For a discussion of these risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and “Part II - Item 1A. Risk Factors” herein.

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

Operating Results

SUMMARY

Data relating to our operations by business segment follows (dollars in millions):

	Three Months Ended June 30,		Increase / (Decrease)	Six Months Ended June 30,		Increase / (Decrease)
	2006	2005		2006	2005
Revenues:
Contract drilling	$587.9	$403.8	46%	$1,110.1	$741.3	50%
Drilling management services	186.2	160.2	16%	335.2	304.5	10%
Oil and gas	13.8	15.0	(8)%	30.4	27.1	12%
Less: Intersegment revenues	(14.5)	(4.2)	245%	(22.9)	(9.5)	141%

	$773.4	$574.8	35%	$1,452.8	$1,063.4	37%

Operating income:
Contract drilling	$216.7	$88.4	145%	$396.9	$143.6	176%
Drilling management services	6.2	10.9	(43)%	6.1	20.7	(71)%
Oil and gas	7.9	10.2	(23)%	16.1	16.4	(2)%
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	66.4	—	N/A	85.3	—	N/A
Gain on sale of assets	—	1.1	(100)%	—	1.1	(100)%
Corporate expenses	(20.6)	(16.1)	28%	(47.0)	(33.7)	39%

	$276.6	$94.5	193%	$457.4	$148.1	209%

Operating income increased by $182.1 million to $276.6 million for the three months ended June 30, 2006, from $94.5 million for the second quarter of 2005. This increase was due primarily to higher dayrates and utilization for our ultra-deepwater drilling fleet, including the operations of the GSF Development Driller II and GSF Development Driller I semisubmersibles, which began operating in November 2005 and June 2006, respectively. During the second quarter of 2006, we also recognized $63.7 million of gains related to expected insurance recoveries for hurricane damage to the cantilevered jackups GSF High Island III and GSF Adriatic VII and an estimated recovery from insurers of $2.7 million under our loss of hire insurance policy related to the GSF Development Driller I. For further details, see “—Involuntary Conversion of Long-Lived Assets and Related Recoveries.” The improvements in contract drilling results and the recognition of the insurance gains were offset in part, however, by lower turnkey drilling operating income and an increase in corporate expenses, due primarily to the recognition of stock-based compensation expense as required by SFAS 123(R) (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Operating income increased by $309.3 million to $457.4 million for the six months ended June 30, 2006, from $148.1 million for the same period in 2005. This increase was due primarily to higher dayrates and utilization for our ultra-deepwater drilling fleet, along with the insurance gains discussed above. Also included in “Involuntary conversion of long-lived assets, net of recoveries and loss of hire recoveries” for the six months ended June 30, 2006, is an estimated recovery from insurers of $18.9 million recognized in the first quarter of 2006 under our loss of hire insurance policy related to the GSF Development Driller I. These increases were offset in part by lower turnkey drilling performance and an increase in corporate expenses, due primarily to the recognition of stock-based compensation expense in 2006.

Our contract drilling backlog at June 30, 2006, totaled approximately $8.5 billion, consisting of $6.6 billion related to our executed contracts and $1.9 billion related to customer commitments for which contracts had not yet been executed. Approximately $1.3 billion of the backlog is expected to be realized during the remainder of 2006. Our contract drilling backlog at December 31, 2005, was $4.8 billion.

CURRENT MARKET CONDITIONS AND TRENDS

Although market conditions continue to be strong in all of our markets other than the U.S. Gulf of Mexico jackup market, historically the offshore drilling business has been cyclical, with periods of high demand, short rig supply and increasing dayrates, characteristic of our current market, being followed by periods of low demand or excess rig supply, resulting in lower utilization and decreasing dayrates. These cycles have been volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers, the highly competitive nature of the offshore drilling industry and the construction of new rigs. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates appear to be improving, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets.

A summary of current industry market conditions and trends in our areas of operations follows:

Worldwide

With the exception of the jackup market in the U.S. Gulf of Mexico, our current worldwide market outlook for the remainder of 2006 is one of continuing strong demand and high levels of utilization, along with improving dayrates. Demand for drilling rigs exceeds the available supply and, as a consequence of this imbalance and the resultant improved dayrates, a substantial number of orders have been placed with shipyards for the construction of new rigs.

Currently, orders for the construction of 64 premium jackup rigs have been announced with delivery dates ranging from 2006 to 2009. Five of these newbuild jackup rigs have been delivered. In the ultra-deepwater sector, there have been announcements of the upgrade of two semisubmersibles to ultra-deepwater units and construction of 37 new high-specification floating rigs, including our GSF Development Driller III, with deliveries forecasted to occur from the first quarter of 2007 through 2010. Our GSF Development Driller III, with a projected delivery in the first quarter of 2009, is included in the number of newbuild floating rigs and has a contract with a seven year term that is expected to generate approximately $1 billion in revenues. A number of the shipyard contracts for units currently under construction provide for options for the construction of additional units, and we believe further new construction announcements are likely for all classes of rigs pursuant to the exercise of one or more of these options or otherwise. During prior periods of high utilization and dayrates, the entry into service of newly constructed, upgraded and reactivated rigs created an oversupply of drilling units and a decline in utilization and dayrates, sometimes for extended periods of time as rigs were absorbed into the active fleet. A majority of the newbuild jackups are scheduled for delivery in 2007 and 2008, although we expect that the delivery of a number of the jackup and floating rigs will be delayed. At the present time, we believe that demand for rigs may be adequate through 2007 to absorb these new rigs into the active market without a significant negative impact on industry utilization rates or dayrates. However, the marketing of the jackup and floating rigs scheduled for delivery in 2008 and beyond could have a negative effect on utilization and dayrates, even in advance of the rigs’ delivery dates. Further increases in construction of new drilling units could exacerbate any such negative effect.

Deepwater and Ultra-Deepwater Market

In the second quarter of 2006, deepwater and ultra-deepwater rigs continued to be contracted at dayrates in the $450,000 to $500,000 per day range, with several contracts above $500,000 per day, a new historical high. Virtually all deepwater and ultra-deepwater units are contracted through 2007 and customers continue to bring additional deepwater and ultra-deepwater requirements to the market. To the extent rig demand created by these new projects cannot be satisfied through rig subleases, the projects will have to be deferred until 2008 or later, when a significant number of deepwater newbuild units are scheduled to be delivered. Rigs are currently being contracted for work starting in 2008 and 2009 with dayrates in the $450,000 to $500,000 per day range. We anticipate that we will continue to be able to contract our deepwater and ultra-deepwater rigs at dayrates in this range at least until the availability of new or upgraded floating rigs exceeds demand, which could occur as early as 2008.

U.S. Gulf of Mexico

Both utilization and dayrates for jackups have softened since the first quarter of 2006. We believe the cause of the softening is a combination of factors, including operators’ reluctance to work during the 2006 hurricane season, difficulties in obtaining the location approvals required by the interim regulations recently promulgated by the Minerals Management Service of the U.S. Department of the Interior (“MMS”), and the possibility of a decline in natural gas prices. Over the past quarter, we have observed dayrates falling by 20 to 25 percent, and it is possible that there will be further weakness over the balance of the hurricane season, which ends November 30, 2006. However, a number of rig departures from the U.S. Gulf of Mexico have been announced, including the departure around year end of four of our jackup rigs for long-term contracts offshore Saudi Arabia, and by year end the marketed supply of jackups in the U.S. Gulf of Mexico market is expected to decrease by approximately 10 percent. We believe that this reduction in supply, together with the conclusion of the hurricane season and an expected seasonal increase in natural gas prices, will lead to jackup dayrate levels at year end that are at or above previous market highs.

The U.S. Gulf of Mexico market for the mid-water depth floaters continues to be strong.

North Sea

The markets for mid-water depth semisubmersibles, heavy-duty harsh environment (“HDHE”) jackups and standard jackups in the North Sea continue to improve. We believe the markets for HDHE and standard-specification jackup rigs will remain strong into 2007, with the possibility of further increases in dayrates. Dayrates for marketed semisubmersibles in the North Sea for work commencing in mid 2007 and 2008 have surpassed historical highs, and several term contracts for this class of rig have been awarded recently.

West Africa

Demand in each segment of the West Africa market remains very strong. The West Africa jackup fleet is currently fully utilized, and recent dayrate fixtures have been at record levels. Similarly, we have observed strong demand and increasing dayrates in this market for mid-water semisubmersibles, deepwater rigs and ultra-deepwater rigs.

Southeast Asia

Dayrates for jackups in the Southeast Asia market continue to surpass historical highs. We expect increasing demand to exceed the available supply of rigs for 2006, creating a shortage of available rigs and possibly delaying some drilling programs. We expect upward pressure on dayrates to continue into 2007. Although there are a large number of jackups under construction in the region, we have not yet observed any negative impact on dayrates caused by the impending availability of these new units.

Middle East and Mediterranean

We expect the jackup market in the Mediterranean to remain in balance through the end of 2006. By early 2007, we expect the jackup fleet in the Mediterranean to increase by at least two additional units in order to meet demand requirements associated with announced exploration and development projects. The Gulf of Suez continues to remain strong, with all ten jackups in this area fully utilized. Dayrates for this sector, while below contracted dayrates in many other markets, are at all-time highs. In the Arabian Gulf, strong market fundamentals are expected to remain in place throughout 2006, primarily due to increasing demand offshore Saudi Arabia and Qatar.

South America and Other

The other markets in which we operate, South America, Canada and the Azerbaijan area of the Caspian Sea, remain stable. We expect little change in dayrates through the end of 2006.

Labor markets

We require a number of highly skilled personnel to operate our rigs and provide technical services and support for our contract drilling and drilling management services businesses. Competition for the labor required for deepwater and other drilling operations, including for our turnkey drilling and drilling management services businesses and our construction projects, intensifies as the number of rigs activated, added to worldwide fleets or under construction increases. We have experienced significant tightening in the relevant labor markets over the last year and have lost some experienced personnel to our customers and competitors. In response to these market conditions we have instituted retention programs, including increases in compensation, and have incurred other costs to help retain our work force. We expect these programs, along with the other costs, to increase our contract drilling labor costs by approximately $65 million for 2006 compared to 2005. If these labor trends continue, they could increase our costs further or limit our operations.

Proposed Regulations and Insurance Underwriter Requirements

Hurricanes Ivan, Katrina, and Rita caused damage to a number of rigs in the Gulf of Mexico fleet, and rigs that were moved off location by the storms may have damaged platforms, pipelines, wellheads and other drilling rigs during their movements. The MMS has conducted hearings and is undertaking studies to determine methods to prevent or reduce the number of such incidents in the future. The MMS issued interim guidelines for the 2006 hurricane season requiring jackup drilling rigs operating in the Gulf of Mexico to operate during hurricane season with a greater distance between the hull of the rig and the water in order to reduce the risk of leg failure caused by the impact of hurricane driven seas against the hull, effectively reducing the water depth in which they can operate. The interim regulations also require operators to conduct stricter assessments of the soil conditions in which the rigs operate in order to increase the survivability of rigs in hurricane conditions. These interim regulations will limit the areas in which particular jackup rigs can operate and expose operators to greater risk of a contracted rig not being able to operate at a specified location, and may reduce the marketability of certain rigs or generally decrease the demand for jackup rigs during hurricane season. The MMS also issued interim guidelines requiring that semisubmersibles operating in the Gulf of Mexico assess their mooring systems against stricter criteria. Although our rigs operate in compliance with the MMS 2006 interim guidelines, the MMS may issue additional regulations or underwriters may take steps that could increase the cost of operations or reduce the area of operations for our rigs in the future, thus reducing their marketability. Implementation of MMS regulations or requirements of our insurance underwriters may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations in the Gulf of Mexico.

Supply of Spare Parts, Equipment and Services and Drilling Rigs

Our operations rely on a significant supply of capital and consumable spare parts and equipment to maintain, repair and upgrade our fleet. We also rely on the supply of ancillary services, including supply boats and helicopters, and rigs for our drilling management services business. Recently, we have experienced increased delivery times from vendors due to increased drilling activity worldwide and the increase in construction and upgrade projects. We have also experienced a tightening in the availability of ancillary services and rigs. Unanticipated shortages in materials, delays in the delivery of necessary spare parts, equipment or other materials, or the unavailability of ancillary services or rigs could negatively impact our future operations and result in increases in rig downtime, delays in the repair and maintenance of our fleet, delays in drilling management services projects, and delays in the delivery schedule and increases in the costs of upgrade or newbuild projects, including the GSF Development Driller III.

Impact of Insurance Trends

In the Gulf of Mexico, our drilling management and oil and gas segments rely in large part on independent oil and gas operators. As a result of the catastrophic impact of Hurricanes Katrina and Rita and the resulting insurance claims, insurance underwriters have substantially increased premiums and significantly restricted coverages for operators in the Gulf of Mexico. As a result, our drilling management clients and partners in our oil and gas operations may not be able to maintain adequate insurance coverage or be able to insure against certain risks. This could reduce the ability of these companies to borrow funds, and may result in significant uninsured losses for physical damage or lost income as a result of hurricanes, and could reduce the number of such operators or reduce the volume of wells drilled in this region. These developments could materially and adversely affect the operations of these lines of business in the Gulf of Mexico.

CONTRACT DRILLING OPERATIONS

Data with respect to our contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2006	2005		2006	2005
Contract drilling revenues by area: (1)
U.S. Gulf of Mexico	$140.7	$75.7	86%	$245.3	$145.4	69%
West Africa	142.4	89.8	59%	249.6	151.8	64%
North Sea	99.0	77.3	28%	192.6	129.6	49%
Southeast Asia	71.6	48.2	49%	133.1	91.9	45%
South America	37.5	31.4	19%	87.3	69.8	25%
Middle East	33.8	28.2	20%	64.6	52.7	23%
Mediterranean Sea	28.8	18.3	57%	46.3	35.6	30%
Other	34.1	34.9	(2)%	91.3	64.5	42%

	$587.9	$403.8	46%	$1,110.1	$741.3	50%

Average rig utilization by area:
U.S. Gulf of Mexico	86%	98%	(12)%	84%	97%	(13)%
West Africa	98%	99%	(1)%	95%	93%	2%
North Sea	92%	90%	2%	96%	86%	12%
Southeast Asia	100%	100%	0%	100%	94%	6%
South America	100%	99%	1%	100%	100%	0%
Middle East	96%	95%	1%	98%	95%	3%
Mediterranean Sea	96%	100%	(4)%	98%	100%	(2)%
Other	100%	75%	33%	100%	87%	15%

Total average rig utilization:	95%	95%		94%	93%

Average revenues per day (2) (3)	$113,700	$74,900		$107,400	$71,700

(1)	Includes revenues earned from affiliates.
(2)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days. The calculation of average revenues per day excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $18.8 million and $43.1 million, respectively, for the three and six months ended June 30, 2006. Average revenues per day including these reimbursed expenses would have been $117,400 and $111,700 for the respective periods. The calculation of average revenues per day for the three and six months ended June 30, 2005, excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $23.9 million and $35.6 million, respectively. Average revenues per day including these reimbursed expenses would have been $79,600 and $75,300 for the respective periods.
(3)	The GSF High Island III and the GSF Adriatic VII have been excluded from our calculation of utilization and average revenues per day effective September 23, 2005 and September 26, 2005, respectively. Both rigs sustained substantial damage during Hurricane Rita and we no longer consider them available for contract.

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Contract drilling revenues before intersegment eliminations increased $184.1 million to $587.9 million for the three months ended June 30, 2006, as compared to $403.8 million for the 2005 second quarter. Higher dayrates and utilization, primarily for our ultra-deepwater drilling fleet, accounted for $176.6 million and $13.1 million, respectively, of this increase. These increases were offset by lower reimbursable revenues and lower other revenues, which decreased by $5.1 million and $0.5 million, respectively. Reimbursable revenues represent reimbursements from customers for certain out-of-pocket expenses incurred and have little or no effect on operating income. Other revenues include rig mobilization fees and miscellaneous fees for labor, material, rental, handling and incentive bonuses.

Dayrates increased throughout virtually all of our areas of operation, with the exception of offshore eastern Canada. The increase in utilization was primarily attributable to our North Sea semisubmersible, the GSF Arctic II, which was in the shipyard during the second quarter of 2005, the GSF Explorer drillship, located in the U.S. Gulf of Mexico, which was undergoing modifications and mobilizing from the U.S. Gulf of Mexico to offshore Turkey during the second quarter of 2005, and both the GSF Development Driller I and GSF Development Driller II, which were under construction during the second quarter 2005 and commenced operations in the U.S. Gulf of Mexico during the second quarter of 2006 and the fourth quarter of 2005, respectively. These increases were offset in part by decreases in utilization on several of our U.S. Gulf of Mexico jackup rigs that were damaged during Hurricane Rita in September 2005.

Contract drilling operating income and margin, excluding intersegment revenues and expenses, increased to $216.7 million and 37.1%, respectively, for the three months ended June 30, 2006, from $88.4 million and 21.9%, respectively, for the second quarter of 2005 due primarily to the higher dayrates and utilization discussed above, offset in part by higher labor expenses, repair and maintenance, and other operating expenses. Contract drilling depreciation expense also increased for the three months ended June 30, 2006 compared to three months ended June 30, 2005, due primarily to the addition of the GSF Development Driller II and GSF Development Driller I semisubmersibles, which were placed in service during the fourth quarter of 2005 and the second quarter of 2006, respectively, along with upgrades on several other rigs in our fleet during 2005.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

Contract drilling revenues before intersegment eliminations increased $368.8 million to $1,110.1 million for the six months ended June 30, 2006, as compared to $741.3 million for the same period in 2005. Higher dayrates and utilization, primarily for our ultra-deepwater drilling fleet, accounted for $312.9 million and $28.3 million, respectively, of this increase. The remainder of the increase was due to higher other revenues and higher reimbursable revenues, which increased by $20.1 million and $7.5 million, respectively.

The increase in drilling revenues was due primarily to higher dayrates throughout our fleet, along with demobilization fees earned on the GSF Explorer drillship and the GSF Constellation II cantilevered jackup. We also experienced increases in utilization for our North Sea semisubmersible, the GSF Arctic II, which was in the shipyard during the second quarter of 2005, the GSF Jack Ryan drillship, located offshore Angola, which was in the shipyard before mobilizing to West Africa during the first of quarter 2005, the Istiglal semisubmersible, offshore Azerbaijan, which was idle for the first half of 2005, and both the GSF Development Driller I and GSF Development Driller II, which were under construction during the second quarter 2005. These increases were offset in part by decreases in utilization on several U.S. Gulf of Mexico jackup rigs which were damaged during Hurricane Rita in September 2005.

Contract drilling operating income and margin, excluding intersegment revenues and expenses, increased to $396.9 million and 36.0%, respectively, for the six months ended June 30, 2006 from $143.6 million and 19.5%, respectively, for the comparable period in 2005. The improvements in operating income and operating margin were due primarily to the higher dayrates and rig utilization discussed above, offset in part by higher labor expenses, repair and maintenance, and other operating expenses. Contract drilling depreciation expense also increased for the six months ended June 30, 2006 compared to the same period in 2005 due primarily to the addition of the GSF Development Driller II and GSF Development Driller I semisubmersibles noted above and to upgrades on several other rigs in our fleet during 2005.

The mobilization of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Jack Ryan	Drillship	South America	West Africa	Mar-05
GSF Adriatic VII	Cantilevered Jackup	South America	U.S. Gulf of Mexico	Apr-05
GSF Explorer	Drillship	U.S. Gulf of Mexico	Other (Black Sea)	May-05
GSF Arctic I	Semisubmersible	South America	U.S. Gulf of Mexico	Jul-05
GSF Development Driller II	Semisubmersible	Shipyard	U.S. Gulf of Mexico	Nov-05
GSF Aleutian Key	Semisubmersible	West Africa	South America	Dec-05
GSF Explorer	Drillship	Other (Black Sea)	U.S. Gulf of Mexico	Mar-06
High Island IX	Cantilevered Jackup	Middle East	West Africa	Apr-06
Constellation II	Cantilevered Jackup	South America	Mediterranean	May-06

DRILLING MANAGEMENT SERVICES

Results of operations from our drilling management services segment may be limited by certain factors, including our ability to find and retain qualified personnel, to hire suitable rigs at acceptable rates, and to obtain and successfully perform turnkey drilling contracts based on competitive bids. Our ability to obtain turnkey drilling contracts is largely dependent on the number of such contracts available for bid, which in turn is influenced by market prices for oil and gas, among other factors. Furthermore, our ability to enter into turnkey drilling contracts may be constrained from time to time by the availability of drilling rigs, the supply of which has become even more constrained due to the number of rigs damaged and destroyed as a result of hurricanes in the U.S. Gulf of Mexico in 2005.

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

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Drilling management services revenues before intersegment eliminations increased by $26.0 million to $186.2 million in the three months ended June 30, 2006 from $160.2 million in the 2005 second quarter. This increase consisted of $47.9 million attributable to an increase in average revenues per turnkey project and an increase of $11.0 million in daywork and other revenues, offset in part by a $16.9 million decrease attributable to a decrease in the number of turnkey projects performed, along with a decrease of $16.0 million in reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. The increase in average revenues per turnkey project is primarily a result of higher contract prices due to increases in dayrates and other drilling costs, which have increased due to higher demand for rigs and services in the offshore drilling rig market. This higher demand has also limited the availability of drilling rigs, contributing to the decrease in the number of turnkey projects performed compared to the prior year quarter. We performed 28 turnkey projects in the second quarter of 2006 (20 wells drilled and 8 well completions) as compared to 31 turnkey projects in the second quarter of 2005 (24 wells drilled and 7 well completions).

Drilling management services operating income, excluding intersegment revenues and expenses, decreased to $6.2 million for the second quarter of 2006, from $10.9 million in the second quarter of 2005. The decrease in operating results was due primarily to the deferral of turnkey profit on wells in which our oil and gas division was the operator or had a working interest, as discussed below, along with the decrease in the number of turnkey projects performed in the second quarter of 2006 compared to the prior year period. We lost approximately $0.5 million on one turnkey well in the second quarter of 2006. Second quarter 2005 results include a $1.7 million loss on a turnkey project that was in progress at the end of the quarter.

Subsequent to June 30, 2006, we encountered unforeseen difficulties on one additional turnkey project underway at June 30, 2006. This well is still in progress and we estimate that this project will result in an estimated third quarter 2006 pretax loss of approximately $2.5 million.

Results for the three months ended June 30, 2006 and 2005 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $1.5 million for the three months ended June 30, 2006, and by $4.1 million for the three months ended June 30, 2005. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $8.7 million for the three months ended June 30, 2006, and by $3.1 million for the three months ended June 30, 2005, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

Drilling management services revenues before intersegment eliminations increased by $30.7 million to $335.2 million in the six months ended June 30, 2006, from $304.5 million in the first half of 2005. This increase consisted of $98.6 million attributable to an increase in average revenues per turnkey project and a $6.0 million increase in daywork and other revenues. These increases were offset in part by a decrease of $65.5 million attributable to a decrease in the number of turnkey projects performed, along with a $8.4 million decrease in reimbursable revenues. The increase in average revenues per turnkey project is primarily a result of higher contract prices due to increases in dayrates and other drilling costs, which have increased due to higher demand for rigs and services in the offshore drilling rig market as noted above. We performed 46 turnkey projects in the six months ended June 30, 2006 (34 wells drilled and 12 well completions) as compared to 57 turnkey projects in the first half of 2005 (47 wells drilled and 10 well completions).

Drilling management services operating income, excluding intersegment revenues and expenses, decreased to $6.1 million for the six months ended June 30, 2006, from $20.7 million in the first half of 2005. The decrease in operating results was due primarily to the deferral of turnkey profit on wells in which our oil and gas division was the operator or had a working interest, as discussed below, along with the decrease in the number of turnkey projects performed in the first half of 2006 compared to the prior year period. We incurred losses totaling approximately $5.6 million on three turnkey wells for the six months ended June 30, 2006. Results for the comparable period in 2005 include a $1.7 million loss on a turnkey project that was in progress at June 30, 2005, along with a $0.4 million loss incurred in the first quarter of 2005, related primarily to a completion project in the North Sea.

Results for the six months ended June 30, 2006 and 2005 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $1.2 million for the six months ended June 30, 2006 and by $2.7 million for the six months ended June 30, 2005. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $9.1 million for the six months ended June 30, 2006, and by $3.8 million for the six months ended June 30, 2005, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is often not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to the loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. Estimated costs included in 2006 drilling management services operating results totaled approximately $64.2 million at June 30, 2006. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2005 drilling management services operating results totaled approximately $36.6 million at June 30, 2005.

OIL AND GAS OPERATIONS

We acquire interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Oil and gas revenues decreased by $1.2 million to $13.8 million for the three months ended June 30, 2006, from $15.0 million for the three months ended June 30, 2005. Decreases in oil and gas production accounted for $2.6 million and $1.4 million, respectively, of this decrease, offset in part by increases of $2.7 million and $0.1 million due to higher oil and gas prices, respectively.

Operating income from our oil and gas operations decreased by $2.3 million to $7.9 million for the three months ended June 30, 2006 from $10.2 million for same period in 2005, due to the decreased revenues discussed above, along with the recognition of stock-based compensation expense in 2006.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

Oil and gas revenues increased by $3.3 million to $30.4 million for the six months ended June 30, 2006, from $27.1 million for the six months ended June 30, 2005. Increases in oil and gas prices accounted for $6.0 million, and $1.9 million, respectively, of this increase, offset in part by decreases of $2.7 million and $1.9 million due to lower gas and oil volumes produced, respectively.

Operating income from our oil and gas operations decreased by $0.3 million to $16.1 million for the six months ended June 30, 2006, from $16.4 million for same period in 2005. This decrease was due primarily to the recognition of stock-based compensation expense in 2006, increases in lease operating expenses and increases in wages, offset in part by the increase in revenue discussed above.

INVOLUNTARY CONVERSION OF LONG-LIVED ASSETS AND RELATED RECOVERIES

During the third quarter of 2005, a number of our rigs were damaged as a result of hurricanes Katrina and Rita. All these rigs have now returned to work with the exception of the GSF High Island III and the GSF Adriatic VII. During the second quarter of 2006, we decided to dispose of these rigs and are currently evaluating whether to sell the rigs to a third party or to declare them constructive total losses under our insurance policy. During the second quarter of 2006, we recorded gains of $32.8 million on the GSF High Island III and $30.9 million on the GSF Adriatic VII, which represent expected recoveries of partial losses under our insurance policy, less amounts previously recognized when the rigs were written down to salvage value. These amounts are included in “Accounts receivable from insurers” on the Condensed Consolidated Balance Sheet as of June 30, 2006. If we declare the rigs to be constructive total losses, we will record an additional gains of $15.3 million on the GSF High Island III and $19.6 million on the GSF Adriatic VII, which represent the remaining insured values of the rigs less their salvage values of $1.2 million and $1.4 million, respectively, and we will relinquish title to the rigs to our underwriters. If we sell the rigs to a third party we will record a gain equal to the net proceeds from the sale, less their salvage value.

All of the rigs that were damaged in the hurricanes are covered for physical damage under the hull and machinery provision of our insurance policy, which carries a deductible of $10 million per occurrence. In addition, three rigs damaged in Hurricane Katrina, the GSF Arctic I, the GSF Development Driller I, and GSF

Development Driller II, were covered by loss of hire insurance under which we are reimbursed for 100 percent of their contracted dayrate for up to a maximum of 270 days following 60 days (the “waiting period”) of lost revenue.

Our insurance policy provides that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we will bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita are each considered to be a separate occurrence. Based on remediations completed for the three rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, the only rig that was still out of service after the 60-day waiting period, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 6—”Commitments and Contingencies,” we recorded $21.6 million for loss of hire recoveries in the first half of 2006, $2.7 of which was recorded in the second quarter of 2006, with respect to the GSF Development Driller I. None of the jackup rigs damaged during Hurricane Rita was insured for loss of hire and, therefore, a single $10 million hull and machinery deductible applied for damage to the rigs caused by Hurricane Rita which was recognized as a loss in the third quarter of 2005.

Based upon evaluations of the hurricane damage sustained by the rigs, we have recorded estimated involuntary conversion loss totaling approximately $131.4 million against the carrying value of the rigs. Of these losses, $127.0 million was recorded in the third quarter of 2005 and $4.4 million was recorded in the first quarter of 2006. These losses have been offset by expected insurance recoveries totaling $185.1 million, which are included in “Accounts receivable from insurers” on the Condensed Consolidated Balance Sheet as of June 30, 2006, less $11.7 million in recoveries we have collected in 2006. We recorded $117.0 million of these recoveries in the third quarter of 2005 and $68.1 million of these recoveries during 2006. The net difference of $53.7 million between the losses we have reported and expected insurance recoveries we have recorded is a result of the $63.7 million insurance recoveries recorded on the GSF High Island III and the GSF Adriatic VII, as discussed above, offset by our $10 million deductible for Hurricane Rita, which was included in “Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries” in the Consolidated Statement of Income for the year ended December 31, 2005. Capital costs incurred to remediate damage to the rigs have been added to the capitalized value of the rigs.

We do not expect the damage inflicted by Hurricane Katrina and Hurricane Rita to have a material impact on our 2006 financial position or results of operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the second quarter of 2006, increased by $4.4 million to $18.7 million, or 2.4% of revenues, from $14.3 million, or 2.5% of revenues, for the second quarter of 2005, due primarily to the recognition of stock-based compensation expense as required by SFAS 123(R).

General and administrative expenses for the six months ended June 30, 2006, increased by $12.9 million to $43.1 million, or 3.0% of revenues, from $30.2 million, or 2.8% of revenues, for the first half of 2005. This increase was also due primarily to the recognition of stock-based compensation expense noted above.

OTHER INCOME AND EXPENSE

Interest expense decreased to $9.2 million and $18.4 million, respectively, for the three and six months ended June 30, 2006, from $11.9 million and $24.2 million for the same periods in 2005 due primarily to the repurchase of Global Marine Inc.’s Zero Coupon Convertible Debentures due September 23, 2020 in the second and third quarters of 2005.

Interest capitalized for the three and six months ended June 30, 2006 and 2005 is due primarily to the capitalization of interest costs in connection with our rig expansion program discussed in “Liquidity and Capital Resources – Investing and Financing Activities.”

Interest income increased to $6.1 million and $14.3 million for the three and six months ended June 30, 2006, from $5.6 million and $10.8 million for the comparable periods in 2005 due primarily to higher interest rates earned in 2006 on our cash, cash equivalents and marketable securities balances.

Other expense of $3.9 million for the three months ended June 30, 2006, consists primarily of realized losses incurred on our marketable securities portfolio. Other expense of $1.6 million for the six months ended June 30, 2006, consists primarily of our equity interest in the results of an unconsolidated subsidiary. For the six months period ended June 30, 2005, other expense of $0.9 million for the three months ended June 30, 2005 consists primarily of costs incurred to settle a Canadian tax audit for the years 1998 to 2001, which fully offset the first quarter 2005 realized gain on marketable securities related to our nonqualified pension plans.

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

Our effective income tax rate for financial reporting purposes was 10.4% and 11.9% for the three and six months ended June 30, 2006. During the second quarter, we recorded a $63.6 million gain which represents the insurance recoveries related to damage sustained by the GSF High Island III and GSF Adriatic VII during Hurricane Rita in September 2005. The gain was recorded without a corresponding tax liability which lowered the rate for the quarter by approximately one percent. For the three and six months ended June 30, 2005, our effective income tax rate for financial reporting purposes was 14.0% and 13.5%, respectively. The effective income tax rate for the second quarter of 2005 before the recognition of discrete items was decreased by the release of some of our U.S. valuation allowance previously recorded against U.S. Net Operating Loss carryforwards, and lower statutory tax rates coupled with changes in operating structures in certain foreign jurisdictions enacted or approved during the second quarter of 2005. We currently anticipate that, before discrete items, our annual effective tax rate for financial reporting purposes will be in the range of 13% to 14% for the full year of 2006.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. At June 30, 2006, we had $485.5 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $837.3 million in cash, cash equivalents and marketable securities at December 31, 2005, all of which were unrestricted. Cash generated from operating activities totaled $411.2 million and $206.3 million for the six months ended June 30, 2006 and 2005, respectively.

INVESTING AND FINANCING ACTIVITIES

In the first quarter of 2006, we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs and capitalized interest. We have incurred a total of approximately $87.3 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, as of June 30, 2006. We expect to fund all construction and startup costs of the GSF Development Driller III from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations.

During the second quarter of 2005, we discovered a defect and resulting damage in the thruster nozzles on our two new ultra-deepwater semisubmersibles, the GSF Development Driller I and GSF Development Driller II. We currently expect that the cost to remediate the thruster equipment for both rigs will be approximately $56 million. Both rigs were being remediated for the thruster defect and resulting damage when they sustained additional damage as a result of Hurricane Katrina. This additional damage further delayed the start of the initial drilling contracts for the GSF Development Driller II and the GSF Development Driller I. Remediations of the GSF Development Driller II were completed and the rig went on contract in November 2005. However, in December 2005, problems were noted on the rigid conduit lines on the riser and the rig was no longer able to perform drilling operations. A temporary modification was made and the rig was able to resume drilling operations in February 2006. A temporary modification was also made to the riser string on the GSF Development Driller I, which had the same issues. The riser damage, thruster defect and damage from Hurricane Katrina further delayed the start of the initial drilling contract for the GSF Development Driller I until June 2006.

We have made claims under our loss of hire insurance for the GSF Development Driller I and GSF Development Driller II for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, we are entitled to reimbursement for our full dayrate for up to 270 days after a 60-day waiting period. Significant unresolved issues remain as to the proper application of the loss of hire waiting period, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. As of June 30, 2006, we have recorded estimated loss of hire insurance recoveries equal to $25.4 million ($3.8 million in 2005 and $21.6 million for the first half of 2006) with respect to the GSF Development Driller I, which is the amount we deem to be probable under the assumption that the rig will bear two consecutive 60-day waiting periods, one for the thruster damage claim and one for the hurricane damage claim. The GSF Development Driller II was not out of service longer than the combined 120-day waiting period and therefore no loss of hire recoveries have been recorded for this rig. When the loss of hire claims are resolved with the underwriters the amount of loss of hire recoveries could be different than the amount currently recorded.

We expect to fund any costs incurred associated with remediating the rigs, to the extent they are not recovered from the insurance underwriters, from our existing cash, cash equivalents and marketable securities balances and future cash flow from operations.

We have decided to dispose of the GSF High Island III and the GSF Adriatic VII jackup rigs and are currently evaluating whether to sell the rigs to a third party or declare one or both of them constructive total losses. We do not expect the loss of these rigs to have a material adverse effect on our results of operations in future periods (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Involuntary Conversion of Long-lived Assets and Related Recoveries”).

In October 2005, BHP Billiton Petroleum (Americas) Inc. awarded a two-year contract to the GSF Development Driller I for a project in the U.S. Gulf of Mexico. The multi-well exploration and development program commenced in the second quarter of 2006, and has a total contract value of $157 million.

During the second quarter of 2006, we executed a contract with a major oil and gas company for a seven-year contract for the GSF Development Driller III, providing for expected revenues of approximately $1 billion.

We also entered into a contract with Saudi Aramco to provide four jackup rigs for four-year terms commencing in the first half of 2007. The four rigs, the GSF Main Pass I, GSF Main Pass IV, GSF High Island I and GSF High Island II, are scheduled to mobilize in pairs in the fourth quarter of 2006 from the U.S. Gulf of Mexico to a Middle East shipyard for approximately 60 days of upgrades. The rigs will then move to their drilling locations offshore Saudi Arabia, with contract commencement expected in March and April 2007. This contract provides for expected revenues of approximately $1.0 billion.

Subsequent to June 30, 2006, we entered into a commitment for a five-year $500 million revolving credit facility with a syndicate of banks. The facility remains subject to final documentation and, although we can provide no assurances, we expect to close the facility in August 2006. We intend to use the proceeds for general corporate purposes.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 10.4% at both June 30, 2006 and December 31, 2005. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.3 million at June 30, 2006 and $9.8 million at December 31, 2005.

FUTURE CASH REQUIREMENTS

At June 30, 2006, we had total long-term debt and capital lease obligations, including the current portion of our capital lease obligations, of $569.0 million and shareholders’ equity of $4,913.8 million. Long-term debt consisted of $297.2 million (net of discount) 7% Notes due 2028; $246.0 million (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $25.8 million. We were in compliance with our debt covenants at June 30, 2006.

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

Total capital expenditures for 2006 are currently estimated to be approximately $579 million, including $19 million in startup costs, correction of the thruster defect, as discussed above, and customer-required modifications for the GSF Development Driller I, $237 million in construction costs for the GSF Development Driller III, $62 million to remediate hurricane-related damage to our rig fleet, $74 million for major upgrades to the fleet, $150 million for other purchases and replacements of capital equipment, $21 million for capitalized interest, and $16 million (net of intersegment eliminations) for oil and gas operations.

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. Through August 2, 2006, we had repurchased $631.2 million of our ordinary shares under this plan, of which $515.2 million were repurchased during the six months ended June 30, 2006.

We have various commitments primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as a commitment for construction of the GSF Development Driller III. We expect to fund these commitments from our existing cash and cash equivalents and future cash flow from operations.

As part of our goal of enhancing long-term shareholder value, we have from time to time considered and actively pursued business combinations, the acquisition or construction of suitable additional drilling rigs and other assets or the possible sale of existing assets. If we decide to undertake a business combination or an acquisition or additional construction projects, the issuance of additional debt or additional shares could be required. We expect that sometime in the future we will likely replace the jackups GSF Adriatic IV, which was lost in a fire, and the GSF High Island III and GSF Adriatic VII, through the acquisition or construction of replacement assets. We frequently bid for or negotiate with customers regarding multi-year drilling contracts, including, from time to time, contracts that would necessitate the construction of a new drilling rig to fulfill the contract. Our current strategy is to consider construction of a new floating rig only when expected cash flows from the anticipated contract would cover a substantial portion of the capital cost of the rig.

We believe that we will be able to meet all of our current obligations, including working capital requirements, capital expenditures, lease obligations, construction and development commitments and debt service, from our existing cash, cash equivalents and total marketable securities balances, along with future cash flow from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Boards (“FASB”) issued FASB Interpretation No. 48: “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB 109” (“FIN 48”). FIN 48, which will be effective for fiscal years beginning after December 15, 2006, will require companies to take an asset view of uncertain tax positions on their balance sheet. We currently intend to adopt this statement for our 2007 fiscal year and are evaluating the impact this statement will have on our financial position, results of operations, and cash flows.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”. Please see Note 9 of Notes to the Condensed Consolidated Financial Statements for a description of the pronouncement and the effects on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than the termination of the lease for the GSF C.R. Luigs and, accordingly, of the related interest rate risk in June 2006, there have been no material changes in circumstances affecting our exposure to commodity price, interest rate, fair value, foreign currency or credit risks since December 31, 2005. For a discussion of our exposure to these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion of the termination of the GSF C.R. Luigs lease, see Note 6 of Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the second quarter of 2006, management began the conversion of our supply chain software to SAP supply chain modules. This conversion to SAP involves significant changes to internal processes and control procedures over financial reporting. Other than this software change, there have been no changes in our internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We and two of our subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the GSF Development Driller I and the GSF Development Driller II semisubmersibles infringe on United States patents granted to Transocean. The lawsuit seeks damages, royalties and attorneys’ fees, together with an injunction that would prevent the use of the dual drilling capabilities of the rigs. On December 1, 2005, the court granted a partial summary judgment in favor of Transocean on the issue of whether the “apparatus” aboard our rigs was so similar to that patented by Transocean that it fell within the scope of their patents, an issue we had not contested. We believe the focus of the lawsuit is the validity and enforceability of the patents; that is, whether the patents would have or should have been issued had Transocean supplied the patent office with all of the available information regarding similar methods and apparatus either used by the industry or designed for its use prior to Transocean’s claimed invention date. These issues will be the subject of the trial, which is now scheduled to commence in August 2006. We believe that the lawsuit is without merit and intend to vigorously defend it. We do not expect that the matter will have a material adverse effect on our business or financial position, results of operations or cash flows.

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary’s three primary insurers have historically been paying settlement and defense costs for the subsidiary. One of these insurers was nearing insolvency and claimed exhaustion of its coverage limits, but following negotiations has agreed to make a cash payment in exchange for a release of all further liability for the subsidiary’s asbestos liabilities. The subsidiary is in settlement discussions with its two other primary insurers, both of which claim exhaustion of their coverage limits, for the purpose of either achieving a policy buyout or an arrangement for continuing coverage, or a combination of the above, and also intends to enter into discussions with its excess insurers. We believe that the subsidiary will continue to have funds sufficient to meet its settlement and defense obligations for the foreseeable future.

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of June 30, 2006, the subsidiary had been named as a defendant in approximately 4,000 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of June 30, 2006, from $30 million to $40 million had been expended to resolve claims, with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we rely on information from the insurers of our subsidiary for information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, the amount expended by the insurers is not known with precision. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

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

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of which are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies 95 wells drilled on the property in question beginning in 1939 and alleges that our subsidiary, which no longer conducts operations or holds assets, was the operator or non-operating partner in 13 of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, and improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra-hazardous activity, and that they violated various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. Experts retained by the plaintiffs have issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claiming that over $300 million will be required to properly remediate the contamination. The expert retained by our subsidiary and its codefendant has conducted his own investigation and has concluded that the remediation costs will amount to no more than a few million dollars. The Louisiana Department of Environmental Quality is in the process of conducting its own investigation in that regard. We believe that our subsidiary has meritorious defenses to the allegations contained in the lawsuit, and that if liability is established against it that the judgment will be far lower than that being demanded by the plaintiffs. The plaintiffs and the co-defendant of our subsidiary have now threatened to add GlobalSantaFe Corporation as a defendant in the lawsuit under the “single business enterprise” doctrine concept contained in Louisiana law. The single business enterprise doctrine is an equitable construct created and applied by the judiciary to impose liability against the parent company or different subsidiary or affiliated companies where more than one company represents precisely the same single interests. The single business enterprise doctrine is similar to corporate veil piercing doctrines. We believe that the doctrine should not be applied against GlobalSantaFe Corporation, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the tests of the single business enterprise theory and we intend to vigorously defend against the lawsuit should it be expanded in an attempt to impose liability against us.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes, under “Item 1A. Risk Factors,” a discussion of many of the risks inherent in our business and in the oil and gas industry as a whole, many of which are beyond our control. Additional information regarding the risks described therein under the caption “Our business involves numerous operating hazards and we are not fully insured against all of them and the amount of risk against which we are not insured may increase; the occurrence of an uninsured or unidentified event could have a material adverse effect on our results of operations and financial condition” is set forth below.

The catastrophic damage to the oil and gas industry infrastructure in the U.S. Gulf of Mexico brought about by Hurricanes Katrina and Rita and resulting insurance claims produced extremely large losses in the energy insurance market and has led to substantial increases in reinsurance premiums and significant restrictions in coverage for our direct insurance underwriters. As a result, when we completed our annual renewal, our insurance premiums increased from an estimated $32 million to approximately $68 million, in part due to an approximate 57% increase in insured hull values and a 161% increase in insured rig dayrates. We also experienced changes in our insurance coverage when we completed our annual renewal. Our deductible for insurance for rig physical damage remains at $10 million per occurrence, but an additional $20 million annual aggregate has now been imposed on us, which requires us to absorb the first $20 million of losses above the per occurrence deductible. We also have an $11 million per occurrence retention for liability claims. Our windstorm coverage for Gulf of Mexico claims is now subject to a $200 million annual aggregate limit. We have elected to insure only 78.5% of our Gulf of Mexico windstorm exposures, assuming a co-insurance of 21.5% of the $200 million annual aggregate. The increases in premiums and deductibles would have substantially reduced our insurance recoveries from the 2005 hurricanes if these changes were in effect at the time and they may subject us to increased risks and could materially and adversely affect our operations and financial condition in the future.

Moreover, in the future we may experience instability in the world’s insurance markets, including capital shortfalls and liquidity concerns for insurers of our assets. As a result of insurance market conditions and developments, we may be required to pay higher premiums or may further increase our deductibles or limits in order to offset or mitigate premium increases. We may also experience further reductions and exclusions from coverage, such as elimination of coverage, or significant restrictions on the amount of money recoverable, for Gulf of Mexico windstorm claims, or we may elect to change our insurance coverage, by increasing deductibles, retentions and other limitations on coverage, which could effectively further increase the amount of risk against which we are not insured. We may not be able to maintain adequate insurance at rates we consider reasonable or be able to obtain insurance against certain risks in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF ORDINARY SHARES

The following table details our repurchases of ordinary shares for the three months ended June 30, 2006:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2006	3,254,300		$62.92	3,254,300	$1.7 billion	(2)
May 1 - 31, 2006	1,340,600		$59.18	1,340,600	$1.6 billion	(2)
June 1-30, 2006	1,843,000	(1)	$54.29	1,843,000	$1.5 billion	(2)
Total	6,437,900		$59.67	6,437,900

(1)	During June 2006, we repurchased a total 1,843,000 shares at an average price of $54.29 per share. As of June 30, 2006, transactions to purchase 295,000 of these shares were not yet settled and these shares are still included in our share base as of June 30, 2006. We purchased these shares with our cash from operations.
(2)	On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. All of the shares repurchased during the second quarter of 2006 were repurchased pursuant to this plan.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2006 annual general meeting of shareholders was held on May 23, 2006. At the meeting, three Class III directors were elected to serve three-year terms that will expire at the 2009 annual general meeting of shareholders, five special resolutions amending and restating our Articles of Association and Memorandum of Association were approved and adopted, and the appointment of PricewaterhouseCoopers LLP as our independent auditor for 2006 was ratified, each by a vote of holders of our ordinary shares, as outlined in our proxy statement relating to the meeting. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (c) all of such nominees were elected.

The following numbers of votes were cast as to the matters voted upon at the meeting.

a.	In the election of Class III directors, the nominees received the numbers of votes set opposite their respective names below:

Nominee	Number of Votes
	For	Withheld
Thomas W. Cason	213,363,558	1,038,384

Jon A. Marshall	213,498,064	903,878

Carroll W. Suggs	213,479,070	922,872

b.	In the approval and adoption of a special resolution amending our Articles of Association to provide that the issuance of preference shares is not a variation of the rights of the holders of ordinary shares and to make a related clarifying change, and amending our Memorandum of Association to make a related clarifying change, 148,289,073 votes were cast in favor of approval, 39,344,065 votes were cast against approval, and there were 821,644 abstentions.

c.	In the approval and adoption of a special resolution amending our Articles of Association to increase our flexibility in repurchasing its shares, 186,637,622 votes were cast in favor of approval, 1,253,681 votes were cast against approval, and there were 563,479 abstentions.

d.	In the approval and adoption of a special resolution amending our Articles of Association to delete obsolete provisions relating to Kuwait Petroleum Corporation and its affiliates, 213,148,088 votes were cast in favor of approval, 605,935 votes were cast against approval, and there were 647,919 abstentions.

e.	In the approval and adoption of a special resolution amending our Memorandum of Association and Articles of Association to clarify, update and make minor changes to certain provisions, 212,158,118 votes were cast in favor of approval, 1,287,108 votes were cast against approval, and there were 956,716 abstentions.

f.	In the approval and adoption of a special resolution amending and restating our Memorandum of Association and Articles of Association to incorporate all previous amendments thereto, 212,003,142 votes were cast in favor of approval, 1,378,773 votes were cast against approval, and there were 1,020,027 abstentions.

g.	In the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditor for 2006, 213,683,625 votes were cast in favor of ratification, 192,708 votes were cast against ratification, and there were 525,609 abstentions.

Item 5. Other Information

During the second quarter of 2006, various individuals adopted written plans pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934. Each plan provides for the exercise of specified stock options granted by us and the sale of the underlying GlobalSantaFe ordinary shares in “cashless” exercise transactions at specified per share market price targets and/or provides for the sale of GlobalSantaFe ordinary shares already owned by the individual at specified per share market price targets. In addition, the 10b5-1 plans generally provide for the exercise of any in-the-money stock options granted by us, to the extent not previously exercised, and the sale of the underlying ordinary shares in cashless exercise transactions two business days before the options are due to expire. Among the individuals who adopted 10b5-1 plans during the second quarter are:

Michael R. Dawson	-	Senior Vice President and Chief Financial Officer

Richard J. Hoffman	-	Vice President, Investor Relations

Jon A. Marshall	-	President, CEO and Director

Marion M. Woolie	-	Senior Vice President, Operations

In addition, twice during the second quarter of 2006, GlobalSantaFe Corporation amended and restated its written plan pursuant to Rule 10b5-1, which provides for the purchase of GlobalSantaFe ordinary shares in support of our previously announced repurchase program.

Item 6. Exhibits

3.1	Amended and Restated Memorandum of Association (incorporated herein by this reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2006.)

3.2	Amended and Restated Articles of Association (incorporated herein by this reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2006.)

10.1	Form of Notice of Grant and Specification of the Terms and Conditions of Non-Employee Director Stock-Settled Stock Appreciation Rights under the GlobalSantaFe 2003 Long-Term Incentive Plan.

10.2	Schedule of Compensation for Non Employee Directors effective May 22, 2006 (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2006.)

10.3	Notice of Grant and Specification of the Terms and Conditions of Non-Employee Director Stock-Settled Stock Appreciation Rights (incorporated herein by this reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2006.)

12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

15.1	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION (Registrant)

Dated: August 4, 2006	/s/ Michael R. Dawson
Michael R. Dawson
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)