Form 10-Q
period 2006-09-30
GLOBALSANTAFE CORP
filed 2006-11-03
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of October 31, 2006, was 233,510,719.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

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

Our forward-looking statements include statements about the following subjects:

•	our possible or assumed results of operations;

•	our funding and financing plans;

•	the dates drilling rigs will become available following completion of current contracts, the dates rigs will commerce contracts and the dollar amount of such contracts, and the dates rigs will be mobilized to other locations;

•	with respect to our new ultra-deepwater semisubmersible, the Development Driller III, the estimate of the construction costs for the rig and its projected delivery date;

•	our estimation of the costs to remediate thruster defects on the GSF Development Driller I and the GSF Development Driller II and our expectation regarding who will bear those costs;

•	our expectation that we will likely replace the jackup GSF Adriatic IV, which was lost in a fire, and the GSF High Island III and GSF Adriatic VII, which were damaged in Hurricane Rita;

•	our expectations that the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event and that a single $10 million hull and machinery deductible will serve as the only deductible for the damage to the rigs caused by Hurricane Rita;

•	our expected insurance recoveries for certain of our rigs damaged by Hurricanes Katrina and Rita;

•	our estimates of loss of hire recoveries from our insurers;

•	our expectation that we will fund any costs incurred associated with remediating rigs, to the extent they are not covered from insurance underwriters, from our existing cash, cash equivalents, and marketable securities balances and future cash flows from operations;

•	that we may amend some of our prior U.S. tax return filing positions to recognize foreign taxes paid as credits against U.S. income taxes payable;

•	our expectation that we will fund the costs we incur for the construction of the GSF Development Driller III, from our existing cash, cash equivalents and marketable securities balances, and future cash flow from operations;

•	our expectation that we will dispose of the GSF High Island III and the GSF Adriatic VII, either by selling them or declaring one or both of them constructive total losses, and that we do not expect the loss of these two rigs to have a material affect in our results of operations in future periods;

•	our expectation that the damage inflicted by Hurricanes Katrina and Rita will not have a material impact to our 2006 financial position or results of operations;

•	our contract drilling and drilling management services revenue backlogs and the amounts expected to be realized in 2006;

•	our belief that we should prevail in the appeal of a proposed adjustment by the Internal Revenue Service and that the Internal Revenue Service could propose similar adjustments with respect to other periods;

•	the expected outcomes of legal and administrative proceedings, their materiality, potential insurance coverage and their expected effects on our financial position and results of operations;

•	our expectations regarding the impact of certain patents held by one of our competitors;

•	the assumptions as to risk-free interest rates, stock price volatility, dividend yield and expected lives of awards used to estimate the fair value of stock-based compensation awards and the estimated unrecognized compensation cost and the weighted average period over which such cost is expected to be realized;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work, contract terms and dayrates in those markets;

•	our expectations regarding supply and demand for equipment, ancillary services, and drilling rigs in various geographic markets;

•	our expectations regarding the time and impact of the entry into service of new rigs under construction, and rigs being upgraded or reactivated;

•	our expectation that further new rig construction announcements are likely;

•	estimated costs in 2006 for drilling management services;

•	our expectation that we will not recognize additional losses on specified wells;

•	our estimated capital expenditures in 2006;

•	our expectation that we will fund various commitments, primarily related to our debt and capital lease obligations, leases for office space and other property and equipment, as well as the construction of our new ultra-deepwater semisubmersible drilling rig, with existing cash, cash equivalents, marketable securities and future cash flows from operations;

•	our expectation that our effective tax rate will continue to fluctuate from quarter to quarter and year to year as our operations are conducted in different taxing jurisdictions and our expected effective tax rate for 2006;

•	our expectation that we will make a discretionary contribution to our U.K. pension plan of $50.3 million in the fourth quarter of 2006;

•	our ability to meet all of our current obligations, including working capital requirements, capital expenditures, total lease obligations, construction and development expenses, and debt service, from our existing cash, cash equivalents and marketable securities balances and future cash flow from operations;

•	our expectation that, if required, any additional payments made under certain fully defeased financing leases would not be material to our financial position, results of operations or cash flows in any given year;

•	our expectation regarding increases in labor costs in 2006;

•	our estimation that the Minerals Management Service of the U.S. Department of Interior or insurance underwriters, or both, may impose operating criteria in the Gulf of Mexico that could increase the capital cost or cost of operations or reduce the area of operations for rigs operating there, which could materially and adversely affect our operations and financial condition; and

•	our expectations regarding changes in insurance affecting our customers in the Gulf of Mexico and the impact on those customers; and

•	our expectation regarding the effect of adoption of certain accounting standards;

•	any other statements that are not historical facts.

Our forward-looking statements speak only as of the date of this report and are based on available industry, financial and economic data and our operating and financing plans as of that date. They are also inherently uncertain, and investors must recognize that events could turn out to be materially different from what we expect.

Factors that could cause or contribute to such differences include, but are not limited to (a) market conditions; (b) competition; (c) oil and natural gas price fluctuations; (d) changes in laws or regulations; (e) our ability to hire and retain qualified personnel; (f) additional new rig construction; and (g) such other risk factors as may be discussed herein, in the “Risk Factors” section under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and subsequent reports filed with the U.S. Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and its subsidiaries (the Company) as of September 30, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

November 3, 2006

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Contract drilling	$699.2	$434.9	$1,800.9	$1,173.2
Drilling management services	202.9	150.1	523.6	448.1
Oil and gas	7.1	11.6	37.5	38.7

Total revenues	909.2	596.6	2,362.0	1,660.0

Expenses:
Contract drilling	318.6	235.3	884.6	701.3
Drilling management services	209.8	145.8	524.4	423.1
Oil and gas	3.9	5.0	13.0	11.5
Depreciation, depletion and amortization	77.0	68.7	224.9	205.1
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	—	10.0	(85.3)	10.0
Gain on sale of assets	—	(3.4)	—	(4.5)
General and administrative	18.1	17.1	61.2	47.3

Total operating expenses	627.4	478.5	1,622.8	1,393.8

Operating income	281.8	118.1	739.2	266.2

Other income (expense):
Interest expense	(9.0)	(8.2)	(27.4)	(32.4)
Interest capitalized	2.2	8.1	17.4	29.9
Interest income	5.4	4.4	19.7	15.2
Other	1.3	3.5	(0.3)	3.5

Total other income (expense)	(0.1)	7.8	9.4	16.2

Income before income taxes	281.7	125.9	748.6	282.4

Provision for income taxes:
Current tax provision	25.8	23.6	61.5	36.8
Deferred tax provision (benefit)	10.3	(5.3)	30.1	2.7

Total provision for income taxes	36.1	18.3	91.6	39.5

Net income	245.6	107.6	657.0	242.9
Other comprehensive loss	—	(1.6)	(0.1)	(2.6)

Total comprehensive income	$245.6	$106.0	$656.9	$240.3

Earnings per ordinary share:
Basic	$1.03	$0.44	$2.71	$1.01
Diluted	$1.02	$0.44	$2.67	$0.99

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions)

	September 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$324.7	$562.6
Marketable securities	20.5	274.7
Accounts receivable, net of allowances	641.2	431.5
Accounts receivable from insurers	123.0	123.6
Costs incurred on turnkey drilling projects in progress	16.9	24.2
Prepaid expenses	86.1	39.6
Other current assets	11.9	13.3

Total current assets	1,224.3	1,469.5

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,826.8 at September 30, 2006, and $1,615.1 at December 31, 2005	4,448.2	4,290.2
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $32.5 at September 30, 2006, and $25.8 at December 31, 2005	31.8	27.6

Net properties	4,480.0	4,317.8

Goodwill	339.3	339.0
Deferred income taxes	20.6	28.2
Other assets	65.9	67.6

Total assets	$6,130.1	$6,222.1

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

($ in millions)

	September 30, 2006	December 31, 2005
Current liabilities:
Accounts payable	$280.5	$236.3
Accrued compensation and related employee costs	92.5	84.1
Accrued income taxes	11.4	7.8
Accrued interest	8.6	6.4
Deferred revenue	24.0	19.6
Dividends payable	53.0	55.0
Other accrued liabilities	62.8	66.5

Total current liabilities	532.8	475.7

Long-term debt	549.1	550.6
Capital lease obligations	15.1	23.6
Deferred income taxes	31.8	15.4
Pension and other post retirement benefits	77.2	122.1
Other long-term liabilities	89.4	77.2
Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600,000,000 shares authorized, 235,285,421 shares and 244,741,077 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively	2.4	2.4
Additional paid-in capital	3,220.1	3,246.9
Retained earnings	1,683.3	1,779.2
Accumulated other comprehensive loss	(71.1)	(71.0)

Total shareholders’ equity	4,834.7	4,957.5

Total liabilities and shareholders’ equity	$6,130.1	$6,222.1

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$657.0	$242.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	224.9	205.1
Deferred income taxes	30.1	2.7
Stock-based compensation expense	27.0	3.1
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	(85.3)	10.0
Gain on sale of assets	—	(4.5)
Increase in accounts receivable	(225.6)	(77.7)
Increase in prepaid expenses and other current assets	(37.8)	(19.1)
Increase in accounts payable	74.6	22.0
Increase (decrease) in accrued liabilities	12.4	(13.4)
Increase in deferred revenues	5.6	2.9
Increase in other long-term liabilities	29.4	10.2
Contribution to defined benefit plans	(64.0)	—
Payment of imputed interest on the Zero Coupon Bond Debentures	—	(56.3)
Other, net	(5.9)	13.3

Net cash flow provided by operating activities	642.4	341.2

Cash flows from investing activities:
Capital expenditures	(424.3)	(291.1)
Purchases of available-for-sale marketable securities	(1,201.4)	(521.6)
Proceeds from sales of available-for-sale marketable securities	1,453.7	478.3
Cash received from insurance for involuntary conversion of long-lived assets	108.1	—
Proceeds from disposals of properties and equipment	2.3	3.5
Other, net	2.7	—

Net cash flow used in investing activities	(58.9)	(330.9)

Cash flows from financing activities:
Payments for ordinary shares repurchased and retired	(778.3)	(799.5)
Dividend payments	(164.6)	(71.7)
Proceeds from issuance of ordinary shares	126.8	983.6
Payments on capitalized lease obligations	(10.1)	(9.9)
Excess tax deduction resulting from option exercises	5.5	—
Deferred financing costs	(0.7)	—
Payments on long-term debt	—	(300.3)

Net cash flow used in financing activities	(821.4)	(197.8)

Decrease in cash and cash equivalents	(237.9)	(187.5)
Cash and cash equivalents at beginning of period	562.6	606.7

Cash and cash equivalents at end of period	$324.7	$419.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2005	244,741,077	$2.4	$3,246.9	$1,779.2	$(71.0)	$4,957.5
Net income	—	—	—	657.0	—	657.0
Changes in unrealized gains on securities	—	—	—	—	(0.1)	(0.1)

Comprehensive income						656.9
Stock-based compensation:
Exercise of employee stock options	4,117,011	0.1	122.6	—	—	122.7
Issuance of stock-based awards	99,324	—	1.3	—	—	1.3
Stock-based compensation expense	—	—	27.0	—	—	27.0
Income tax benefit	—	—	5.5	—	—	5.5
Shares issued under other benefit plans	148,721	—	4.2	—	—	4.2
Shares repurchased and retired (1)	(13,820,712)	(0.1)	(187.9)	(590.3)	—	(778.3)
Dividends declared	—	—	—	(162.6)	—	(162.6)
Other	—	—	0.5	—	—	0.5

Balance at September 30, 2006	235,285,421	$2.4	$3,220.1	$1,683.3	$(71.1)	$4,834.7

(1)	As of September 30, 2006, the trade date for the repurchase of 137,595 shares for a total purchase price of $6.8 million had occurred, but the repurchases had not yet settled and accordingly such shares were still outstanding as of that date.

See notes to condensed consolidated financial statements

Note 1 – Basis of Presentation and Description of Business

GlobalSantaFe Corporation is an offshore oil and gas drilling contractor, owning or operating an active fleet of 59 marine drilling rigs. As of September 30, 2006, our fleet included 43 cantilevered jackup rigs, 11 semisubmersibles, three drillships, and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. During the first quarter of 2006, we commenced a construction project for an additional semisubmersible, to be named the GSF Development Driller III. We also have two jackup rigs that are currently not capable of performing drilling operations due to damage arising in 2005 as a result of Hurricane Rita. We have decided to dispose of these rigs and are currently evaluating whether to sell the rigs to a third party or to declare them constructive total losses under our insurance policy (see Note 5). We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

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

Note 2 - Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions, except share and per share amounts)
Net income (numerator):	$245.6	$107.6	$657.0	$242.9

Shares (denominator):
Ordinary shares - Basic	238,079,898	242,114,391	242,621,571	239,981,365
Add effect of stock-based awards	2,892,822	4,745,646	3,549,564	4,186,742

Ordinary shares - Diluted	240,972,720	246,860,037	246,171,135	244,168,107

Earnings per ordinary share:
Basic	$1.03	$0.44	$2.71	$1.01
Diluted	$1.02	$0.44	$2.67	$0.99

The computation of diluted earnings per ordinary share excludes outstanding stock options and Stock Appreciation Rights (“SARs”) with share prices on the grant date greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of these options and SARs would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be “antidilutive”). The number of antidilutive options excluded from the computation of diluted earnings per ordinary share represented 23,940 ordinary shares for both the three and nine months ended September 30, 2006. A total of 56,500 SARs were also excluded from the computation of diluted earnings per ordinary share for both the three and nine months ended September 30, 2006. The number of antidilutive options excluded from the computation of diluted earnings per ordinary share represented 546,865 ordinary shares and 2,443,435 ordinary shares for the three and nine months ended September 30, 2005, respectively. There were no SARs outstanding during the 2005 periods.

Note 3 - Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in millions)
Revenues from external customers:
Contract drilling	$699.2	$434.9	$1,800.9	$1,173.2
Drilling management services	202.9	150.1	523.6	448.1
Oil and gas	7.1	11.6	37.5	38.7

Consolidated	$909.2	$596.6	$2,362.0	$1,660.0

Intersegment revenues:
Contract drilling	$5.5	$7.4	$13.9	$10.4
Drilling management services	10.8	9.3	25.3	15.8
Intersegment elimination	(16.3)	(16.7)	(39.2)	(26.2)

Consolidated	$—	$—	$—	$—

Total revenues:
Contract drilling	704.7	$442.3	1,814.8	$1,183.6
Drilling management services	213.7	159.4	548.9	463.9
Oil and gas	7.1	11.6	37.5	38.7
Intersegment elimination	(16.3)	(16.7)	(39.2)	(26.2)

Consolidated	$909.2	$596.6	$2,362.0	$1,660.0

Segment operating income (loss):
Contract drilling	$307.2	$134.8	$704.1	$278.4
Drilling management services	(6.9)	4.3	(0.8)	25.0
Oil and gas	1.6	4.7	17.7	21.1
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	—	(10.0)	85.3	(10.0)
Gain on sale of assets	—	3.4	—	4.5

Total segment operating income	301.9	137.2	806.3	319.0
Corporate expenses	(20.1)	(19.1)	(67.1)	(52.8)

Operating income	281.8	118.1	739.2	266.2
Other income (expense)	(0.1)	7.8	9.4	16.2

Income before income taxes	$281.7	$125.9	$748.6	$282.4

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is often not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to the loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. Results for the three and nine months ended September 30, 2006 and 2005 were affected by revisions to cost estimates for certain wells completed in prior periods. Such revisions decreased segment operating income by $0.7 million for the three months ended September 30, 2006 and increased segment operating income by $1.7 million for the nine months ended September 30, 2006. These revisions increased segment operating income by $2.6 and $2.7 million, respectively, for the three and nine months ended September 30, 2005. Segment operating income was further affected by the deferral of turnkey drilling profit totaling $10.6 million and $22.3 million for the three and nine months ended September 30, 2006, respectively, and by $10.8 million and $15.9 million for the three and nine months ended September 30, 2005, respectively, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2006 drilling management services operating results totaled approximately $74.8 million at September 30, 2006. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2005 drilling management services operating results totaled approximately $46.1 million at September 30, 2005.

Note 4 – Retirement Plans

We have defined benefit pension plans in the United States and the United Kingdom covering all of our U.S. employees and a portion of our non-U.S. employees. These plans are designed and operated to be in compliance with applicable U.S. tax requirements for qualified plans and U.K. tax requirements for funded plans and, as such, the trust earnings are not subject to income taxes. For the most part, benefits are based on an employee’s length of service and eligible earnings. Substantially all benefits are paid from established trust funds. We are the sole contributor to the plans, with the exception of our plans in the U.K., to which employees who elect to participate in the plans also contribute.

The components of net periodic pension benefit cost for our pension plans for the three and nine months ended September 30, 2006 and 2005, were as follows:

	Three Months Ended September 30,
	2006		2005
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost - benefits earned during the period	$3.2	$2.2	$2.7	$1.9
Interest cost on projected benefit obligation	5.8	2.5	4.8	2.4
Expected return on plan assets	(6.6)	(3.1)	(5.4)	(2.3)
Recognized actuarial loss	3.3	0.3	2.0	1.0
Settlement loss	—	—	2.3	—
Amortization of prior service cost	0.4	—	1.0	—

Net periodic pension cost	$6.1	$1.9	$7.4	$3.0

	Nine Months Ended September 30,
	2006		2005
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
Service cost - benefits earned during the period	$10.0	$6.4	$8.5	$8.9
Interest cost on projected benefit obligation	16.9	7.1	14.9	7.4
Expected return on plan assets	(19.6)	(8.9)	(17.5)	(7.1)
Recognized actuarial loss	9.7	0.8	6.5	3.2
Settlement loss	—	—	3.3	—
Amortization of prior service cost	2.4	—	3.0	—

Net periodic pension cost	$19.4	$5.4	$18.7	$12.4

Our funding objective is to fund participants’ benefits under the plans as they accrue. We contributed $57.6 million and $6.4 million to our U.S. defined benefit plans in January 2006 and September 2006, respectively.

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100 percent of each participant’s contribution to the 401(k), up to six percent of eligible earnings. Charges to expense with respect to this plan totaled $2.3 million and $6.8 million for the three and nine months ended September 30, 2006, respectively, and $2.0 million and $5.7 million for the three and nine months ended September 30, 2005, respectively. We also sponsor various defined contribution plans for certain of our U.K. employees. Charges to expense for these plans totaled $0.4 million and $1.0 million for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2005, respectively.

Note 5 — Involuntary Conversion of Long-Lived Assets and Related Recoveries

During the third quarter of 2005, a number of our rigs were damaged as a result of hurricanes Katrina and Rita. All these rigs have now returned to work with the exception of the GSF High Island III and the GSF Adriatic VII. We have decided to dispose of these rigs and are currently evaluating whether to sell the rigs to a third party or to declare them constructive total losses under our insurance policy. During the second quarter of 2006, we recorded gains of $32.8 million on the GSF High Island III and $30.9 million on the GSF Adriatic VII, which represent expected recoveries of partial losses under our insurance policy, less amounts previously recognized when the rigs were written down to salvage value. These amounts were collected in the third quarter of 2006. If we declare the rigs to be constructive total losses, we will record additional gains of $15.3 million on the GSF High Island III and $19.6 million on the GSF Adriatic VII, which represent the remaining insured values of the rigs less their salvage values of $1.2 million and $1.4 million, respectively, and we will relinquish title to the rigs to our underwriters. If we sell the rigs to a third party, any gain recorded will be equal to the net proceeds from the sale, less their salvage value. As of September 30, 2006, we have collected a total of $108.1 million in insurance recoveries related to hurricanes Katrina and Rita, including the amounts collected on the GSF High Island III and the GSF Adriatic VII discussed above.

All of the rigs that were damaged in the hurricanes were covered for physical damage under the hull and machinery provision of our insurance policy, which carried a deductible of $10 million per occurrence. In addition, three rigs damaged in Hurricane Katrina, the GSF Arctic I, the GSF Development Driller I, and GSF Development Driller II, were covered by loss of hire insurance under which we are reimbursed for 100 percent of their contracted dayrate for up to a maximum of 270 days following 60 days (the “waiting period”) of lost revenue.

Our insurance policy provided that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we would bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita are each considered to be a separate occurrence. Based on remediations completed for the three rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, the only rig that was still out of service after the 60-day waiting period, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 6 —“Commitments and Contingencies,” we recorded $21.6 million for loss of hire recoveries in the first half of 2006 with respect to the GSF Development Driller I. None of the jackup rigs damaged during Hurricane Rita was insured for loss of hire and, therefore, a single $10 million hull and machinery deductible applied for damage to the rigs caused by Hurricane Rita and was recognized as a loss in the third quarter of 2005.

A summary of the effects that the estimates of rig damages and estimated insurance recoveries had on our financial statements for the periods indicated are as follows:

		2006
	2005	Q1 2006	Q2 2006	Q3 2006	YTD 2006	Cumulative to date
Amounts affecting income statement:
Effects of estimated rig damage:
Estimated insurance recoveries	$117.0	$—	$63.7	$—	$63.7	$180.7
Losses recognized	(127.0)	—	—	—	—	(127.0)

Net effect of rig damage - gain (loss)	(10.0)	—	63.7	—	63.7	53.7

Estimated insurance recoveries - loss of hire	3.8	18.9	2.7	—	21.6	25.4

Net pretax gain (loss)	$(6.2)	$18.9	$66.4	$—	$85.3	$79.1

Amounts affecting balance sheet:
Accounts receivable from insurers, balance at beginning of period	$—	$120.8	$144.1	$198.8	$120.8	$—
Additions	120.8	23.3	66.4	16.6	106.3	227.1
Collections	—	—	(11.7)	(96.4)	(108.1)	(108.1)

Accounts receivable from insurers attributable to hurricanes, balance at end of period	120.8	144.1	198.8	119.0	119.0	119.0
Add: Other receivables from insurers, at end of period	2.8	3.4	3.7	4.0	4.0	4.0

Total accounts receivable from insurers, as reported, at end of period	$123.6	$147.5	$202.5	$123.0	$123.0	$123.0

Additions to accounts receivable from insurers in the table above includes additions due to revised estimates of rig damages and anticipated loss of hire recoveries, both of which affected pretax income as shown in the table. Capital costs incurred to remediate damage to the rigs were added to the capitalized value of the rigs. Also included in additions to accounts receivable from insurers in the table above are anticipated reimbursements for cash outlays to salvage the GSF High Island III and the GSF Adriatic VII, necessitated by the significant damage suffered by those rigs during Hurricane Rita, which did not affect pretax income, totaling $4.4 million and $16.6 million in the first and third quarters of 2006, respectively.

Note 6 – Commitments and Contingencies

CAPITAL COMMITMENTS

In the first quarter of 2006, we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs and capitalized interest. We have incurred a total of approximately $175 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, as of September 30, 2006.

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

We have made claims under our loss of hire insurance for the GSF Development Driller I and GSF Development Driller II for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, we are entitled to reimbursement for our full dayrate for up to 270 days after a 60-day waiting period. Significant unresolved issues remain as to the proper application of the loss of hire waiting period, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. As of September 30, 2006, we have recorded estimated loss of hire insurance recoveries equal to $25.4 million ($3.8 million in 2005 and $21.6 million during the nine months ended September 30, 2006) with respect to the GSF Development Driller I. This is the amount we deem to be probable under the assumption that the rig will bear two consecutive 60-day waiting periods, one for the thruster damage claim and one for the hurricane damage claim. The GSF Development Driller II was not out of service longer than the combined 120-day waiting period and therefore no loss of hire recoveries have been recorded for this rig. When the loss of hire claims are resolved with the underwriters, the amount of loss of hire recoveries could be different than the amount currently recorded.

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

We continue to have interest rate risk in connection with the fully defeased financing lease for the GSF Jack Ryan. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the September 30, 2006, LIBOR rate of 5.07% were to continue over the next seven years, we would be required to fund an additional estimated $15.6 million for the GSF Jack Ryan during that period. Any additional payments made by us pursuant to the financing lease would increase the carrying value of our leasehold interest in the GSF Jack Ryan and therefore be reflected in higher depreciation expense over its then-remaining useful life. We do not expect that, if required, any additional payments made under this lease would be material to our financial position, results of operations or cash flows in any given year.

In connection with an audit of the 2002 and 2003 United States federal income tax returns of our United States subsidiaries, the Internal Revenue Service (“IRS”) has proposed that interest payments made between one of our domestic subsidiaries and a foreign subsidiary with respect to certain intercompany notes incurred in connection with the business combination of Global Marine Inc. and Santa Fe International Corporation were subject to withholding of United States federal income tax at a 30% rate and that, as a result, the domestic subsidiary owes additional tax of approximately $50.6 million plus interest. The IRS may also raise the same issue for interest payments made pursuant to such notes in 2004 through 2006, which would result in adjustments of additional tax of approximately $25.3 million plus interest per year. We believe that a 0% withholding tax rate applies to such interest payments. We are appealing this proposed adjustment, and intend to vigorously defend our position. We believe that we should prevail on this issue; consequently, we have made no accrual for this proposed adjustment.

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

We and two of our subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the GSF Development Driller I and the GSF Development Driller II semisubmersibles infringe on United States patents granted to Transocean. On August 31, 2006, the jury returned a verdict upholding the validity of certain of the Transocean apparatus claims, awarding past damages of approximately $3.6 million, and finding that we had willfully infringed the patents. The judge subsequently entered a ruling overturning the jury’s finding of willful infringement. The court currently has under consideration several post-trial issues, including a request from Transocean that the court enter an injunction that would require us to make structural modifications to the rigs that would prevent the use of certain of the dual drilling capabilities of the rigs while they are in U.S. waters. We anticipate that we will file an appeal of the judgment in this litigation, and we do not believe that the ultimate outcome of this matter will have a material adverse effect on our business or financial position, results of operations or cash flows. The effect of this litigation and any injunction that issues in connection with it will be limited to operations in U.S. waters.

Transocean has similar patents in most other jurisdictions in which ultra-deepwater semisubmersibles are likely to operate, excluding certain parts of West Africa. It also has patents in Singapore, where the GSF Development Drillers I and II were constructed and where the similarly designed GSF Development Driller III is being constructed. Transocean has threatened to sue us and the shipyard that built the GSF Development Drillers I and II for damages for patent infringement in Singapore, and has also threatened to sue the shipyard that is building the GSF Development Driller III and us for damages and for injunctive relief. We owe both shipyards defense and indemnity for damages and attorney fees arising out of any patent infringement claims that Transocean may bring. We believe that both we and the shipyards have valid defenses and intend to vigorously defend against any action that Transocean may take.

We have joined with other parties in proceedings in Europe and Brazil contesting the issuance of patents to Transocean for dual activity methods and structures. The patents that Transocean obtained in those jurisdictions were substantially the same as those granted in the U.S. and Singapore. In June 2006, the European Patent Office invalidated the patent claims that were the subject of the proceedings, and the Brazilian Patent Office has recently entered a preliminary ruling invalidating the patents in that jurisdiction. Transocean has the right to appeal both decisions.

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary’s three primary insurers have historically been paying settlement and defense costs for the subsidiary. One of these insurers was nearing insolvency and claimed exhaustion of its coverage limits, but following negotiations has agreed to make a cash payment in exchange for a release of all further liability for the subsidiary’s asbestos liabilities. Another of the subsidiary’s primary insurers has entered into a settlement agreement with the subsidiary that will provide for limited additional funding of asbestos liabilities and attorneys’ fees and costs associated therewith. The subsidiary is in settlement discussions with its remaining primary insurer which also claims exhaustion of its coverage limits, for the purpose of either achieving a policy buyout or an arrangement for continuing coverage, or a combination of the above, and also intends to enter into discussions with its excess insurers. We believe that the subsidiary will continue to have funds sufficient to meet its settlement and defense obligations for the foreseeable future.

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of September 30, 2006, the subsidiary had been named as a defendant in approximately 4,000 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of September 30, 2006, from $30 million to $40 million had been expended to resolve claims, with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we rely on information from the insurers of our subsidiary for information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, the amount expended by the insurers is not known with precision. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

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

We and a number of our subsidiaries were named as defendants in two lawsuits claiming that the GSF Adriatic VII caused damage to a platform in the South Marsh Island area of the Gulf of Mexico when the rig broke free from its location during Hurricane Rita. On September 20, 2006, Devon Energy Corporation and Pogo Producing Company filed suit in the United States District Court for the Southern District of Texas, Houston Division, claiming that the defendants caused damage in an amount exceeding $75 million. On the same day Apache Corporation, as successor in interest to BP p.l.c., filed suit against the defendants in the United States District Court for the Western District of Louisiana, Lafayette Division, claiming damage in an unspecified amount. We have not been presented with evidence indicating that the GSF Adriatic VII caused the damage, if any, claimed by plaintiffs. In any event, we believe that we will be entitled to the benefits of the Act of God defense. Any liability arising herefrom, including legal fees and expenses, will be paid by our insurance underwriters.

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

On July 11, 2005, one of our subsidiaries, Santa Fe Minerals, Inc., was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of which are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies 95 wells drilled on the property in question beginning in 1939, and alleges that our subsidiary, which is a dissolved corporation and no longer conducts operations or holds assets, was the operator or non-operating partner in 13 of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, and improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra-hazardous activity, and that they violated various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. Experts retained by the plaintiffs have issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claiming that over $300 million will be required to properly remediate the contamination. The experts retained by the defendants conducted their own investigation and concluded that the remediation costs will amount to no more than a few million dollars. The Louisiana Department of Environmental Quality is in the process of conducting its own investigation in that regard. We believe that our subsidiary has meritorious defenses to the allegations contained in the lawsuit, and that if liability is established against it that the judgment will be far lower than that being demanded by the plaintiffs. The plaintiffs and the codefendant threatened to add GlobalSantaFe Corporation as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law. The single business enterprise doctrine is an equitable construct created and applied by the judiciary to impose liability against the parent company or a different subsidiary or affiliated companies where more than one company represents precisely the same single interests. The single business enterprise doctrine is similar to corporate veil piercing doctrines. On August 16, 2006, Santa Fe Minerals, Inc. and its immediate parent company, 15375 Memorial Corporation, which is also an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Later that day, the plaintiffs dismissed Santa Fe Minerals, Inc. from the lawsuit. Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe Corporation and two other subsidiaries in the lawsuit. We believe that these legal theories should not be applied against GlobalSantaFe Corporation or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability. To date, the efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe Corporation have been rejected by the Court in Avoyelles Parish and we believe they will be rejected by the Delaware Court as well. We intend to continue to vigorously defend against any action taken in an attempt to impose liability against us under these theories or otherwise.

Note 7 – Supplemental Cash Flow Information – Noncash Investing and Financing Activities

Cash payments for capital expenditures for the nine months ended September 30, 2006, include $49.8 million that was accrued but unpaid at December 31, 2005. Cash payments for capital expenditures for the nine months ended September 30, 2005, include $63.9 million that was accrued but unpaid at December 31, 2004. Accrued but unpaid capital expenditures at September 30, 2006, totaled $19.4 million. This amount is included in “Accounts payable” on the Condensed Consolidated Balance Sheet at September 30, 2006.

In connection with damage sustained by our rigs from hurricanes Katrina and Rita (see Note 5), we have accrued a receivable of approximately $119.0 million, which represents amounts expected to be recovered from our insurance underwriters, including loss of hire recoveries. This amount is included in “Accounts receivable from insurers”, along with various other insurance claims receivable, on the Condensed Consolidated Balance Sheet as of September 30, 2006.

In September 2006, our Board of Directors declared a regular quarterly cash dividend for the third quarter of 2006 of $0.225 per ordinary share, payable to shareholders of record as of the close of business on September 30, 2006. This third quarter dividend in the amount of $53.0 million was paid on October 13, 2006.

Note 8 – Share Repurchase

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. As of September 30, 2006, we had repurchased a total of 13,958,307 shares for $785.1 million at an average price of $56.25 per share. At September 30, 2006, transactions to purchase 137,595 of these shares for a total purchase price of $6.8 million were not yet settled and these shares and were included as shares outstanding as of September 30, 2006.

Note 9 - Stock-Based Compensation Plans

We have various stock-based compensation plans under which we may grant our ordinary shares or options to purchase a fixed number of shares. Stock options, SARs, and performance-awarded restricted stock units (“PARSUs”) granted under our various stock-based compensation plans vest over two to four years. Stock options and SARs expire ten years after the grant date. We issue new ordinary shares when stock options and SARs are exercised and when PARSUs vest.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Under this method, compensation cost recognized for both the quarter and year-to-date periods ended September 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value recorded in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value recorded in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated.

Effect of Adopting SFAS No. 123(R)

The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006 (in millions, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock based compensation expense - stock options	$1.4	$5.4
Stock based compensation expense - stock appreciation rights	1.5	6.5
Related deferred income tax benefit	(0.4)	(1.5)

Decrease in net income	$2.5	$10.4

Decrease in basic earnings per share	$(0.01)	$(0.04)
Decrease in diluted earnings per share	$(0.01)	$(0.04)

The amounts above relate to the impact of recognizing compensation expense related to stock options and SARs only. Compensation expense related to PARSUs was recognized before implementation of SFAS No. 123(R). Stock-based compensation expense recognized for PARSUs, not included in the table above, totaled $2.6 million and $15.1 million, on a pretax basis, for the three months and nine months ended September 30, 2006, respectively. Stock-based compensation expense is allocated to our various operating segments, including corporate general and administrative expenses, based on participant awards. The total amount of compensation cost included in net income for our stock-based compensation was $4.8 million for the three months ended September 30, 2006, net of a $0.7 million related tax benefit, and $23.7 million for the nine months ended September 30, 2006, net of a $3.3 million related tax benefit.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award, or through the date an employee is eligible for retirement, whichever period is shorter. We recognize compensation expense for stock-based awards immediately for employees who are eligible to retire at the grant date. We recognized compensation expense totaling $6.9 million related to PARSUs and $2.2 million for SARs for the nine months ended September 30, 2006, granted during that period to employees who were eligible to retire at the grant date. We recognized no such compensation expense for the three months ended September 30, 2006 for either the PARSUs or the SARs.

Prior to adopting SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise and vesting of stock-based awards as operating cash flows. SFAS No. 123(R) requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized) from the date of adoption of SFAS No. 123(R) to be classified as a part of cash flows from financing activities. Approximately $5.5 million of excess tax benefits has been classified as financing cash flows for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, we realized $4.4 million of excess tax benefits, which are classified as operating cash flows.

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

	Pro forma Three Months Ended September 30, 2005	Pro forma Nine Months Ended September 30, 2005
Net income, as reported	$107.6	$242.9
Add stock-based employee compensation expense included in net income, net of related tax effects	1.3	3.0
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(6.7)	(18.7)

Pro forma net income	$102.2	$227.2

Basic earnings per ordinary share:
As reported	$0.44	$1.01
Pro forma	$0.42	$0.95
Diluted earnings per ordinary share:
As reported	$0.44	$0.99
Pro forma	$0.41	$0.93

Assumptions

Estimates of fair values of stock options, options granted under the Employee Share Purchase Plan, which was terminated effective January 1, 2006, and SARs, on the grant dates for purposes of calculating the data in the tables above were computed using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected price volatility range	38%	42% -48%	35% -38%	42% -48%
Risk-free interest rate range	5.1%	3.8% -3.9%	4.3% -5.1%	3.3% -4.1%
Expected annual dividend yield	1.8%	1.8%	2.1%	1.2%
Expected life of SARs / stock options	7 years	4-6 years	7 years	4-6 years
Expected life of PARSUs	3 years	3 years	3 years	3 years

Effective January 1, 2006, we modified our assumption for determining expected volatility to reflect the available implied volatility rates and then gradually increase to the long-term historical average over the contractual term of the awards. We had previously relied on historical volatility rates in determining the grant-date fair values of our stock options. We believe that this combined measure of implied and historical volatility is the best available indicator of our expected volatility. The effect of this change on income before taxes, net income and basic and diluted earnings per share for the three and nine months ended September 30, 2006, was not material.

Expected lives of SARs granted during the nine months ended September 30, 2006 are determined based on the accounting guidance under Staff Accounting Bulletin No. 107 (“SAB 107”) and our plan provisions. The increase in expected life from previous stock option grants is due primarily to a change in the population of employees who receive SARs. We believe this method is the best estimate of future exercise patterns currently available.

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

At September 30, 2006, there were a total of 3,452,125 shares available for future grants under our stock-based compensation plans.

Stock Options

A summary of the status of stock options granted is presented below:

	Nine Months Ended September 30, 2006
	Number of Shares Under Option	Weighted Average Exercise Price
Shares under option at December 31, 2005	10,475,197	$30.12
Granted	—	$—
Exercised	(4,117,011)	$29.79
Canceled	(120,440)	$30.98

Shares under option at September 30, 2006	6,237,746	$30.32

Options exercisable at September 30, 2006	5,001,515	$30.88

All stock options granted during the first nine months of 2005 had exercise prices equal to the market price of our ordinary shares on the date of grant. We did not grant any stock options in 2006. The weighted average per share fair value of options as of the grant date was $16.29 for the nine months ended September 30, 2005. As of September 30, 2006, there was approximately $2.4 million of total unrecognized compensation cost related to the nonvested portion of the 2003, 2004 and 2005 stock option grants. This cost is expected to be recognized over a weighted-average period of 0.9 years. We issue new shares when stock options are exercised.

The total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $114.6 million and $96.6 million during the nine months ended September 30, 2006 and 2005, respectively. The total amount of cash received from exercise of options was $122.6 million and $180.5 million for the nine months ended September 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.5 million and $4.4 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes information with respect to stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$11.56 to $24.32	525,699	5.10	$19.88	517,681	$19.81
$24.73 to $25.00	1,466,931	7.25	$24.74	671,243	$24.74
$25.02 to $29.50	1,268,750	5.53	$26.36	1,220,901	$26.34
$29.85 to $37.48	1,710,713	5.84	$31.72	1,361,155	$30.90
$37.50 to $51.41	1,265,653	3.59	$43.22	1,230,535	$43.38

	6,237,746	5.59	$30.32	5,001,515	$30.88

Performance-Awarded Restricted Stock Units

From time to time, the Compensation Committee of our Board of Directors grants awards of ordinary shares to key employees and directors at no cost to the employee or director. To date, all such awards have been restricted for three years after grant in that the shares are subject to forfeiture if the employee or director terminates his or her employment under certain conditions during a three-year vesting period, subject to acceleration upon the occurrence of certain events. In addition, with regard to ordinary shares granted to employees, the opportunity to receive such an award and the size of the award in a given year are usually performance-based in that they are usually dependent upon our performance in the prior year.

In 2005 and 2006, the Compensation Committee granted PARSUs as part of the annual long-term incentive grants. Each PARSU represents one of our ordinary shares and cliff vests after three years of continued service. Upon vesting, each PARSU, together with dividend equivalent payments accrued throughout the three-year vesting period, is paid out in the form of ordinary shares.

A summary of the status of our PARSUs is presented in the table that follows:

	Number of Shares	Weighted Average Fair Value Price
Number of contingent shares as of December 31, 2005	495,643	$34.04
Granted	451,705	$57.32
Issued	(99,324)	$24.43
Canceled	(52,842)	$28.66

Number of contingent shares as of September 30, 2006	795,182	$46.07

Shares vested at September 30, 2006	—	N/A

The amount of compensation cost included in income for our PARSUs was $2.6 million and $15.1 million for the three and nine months ended September 30, 2006 and $1.3 million and $3.0 million for the same periods in 2005. As of September 30, 2006, there was approximately $17.7 million of total unrecognized compensation cost related to the nonvested portion of the outstanding PARSUs grants. This cost is expected to be recognized over a weighted-average period of 2.03 years.

Stock Appreciation Rights

Beginning January 2006, we also grant SARs to key employees and to non-employee directors at no cost to the grantee. Under the terms of the SARs, the grantee receives ordinary shares at exercise equal in value to the difference between the market value of our ordinary shares at the exercise date and the market value of our ordinary shares at the date of grant.

	Number of Awards	Weighted Average Grant Date Fair Value
Number outstanding as of December 31, 2005	—	—
Granted	541,400	$18.27
Issued	—	—
Canceled	—	—

Number outstanding as of September 30, 2006	541,400	$18.27

Awards vested at September 30, 2006	—	—

The amount of compensation cost included in income for our SARs, on a pretax basis, was $1.5 million and $6.5 million for the three and nine months ended September 30, 2006. As of September 30, 2006, there was approximately $3.2 million of total unrecognized compensation cost related to the nonvested portion of the outstanding SARs. This cost is expected to be recognized over a weighted average period of 2.31 years.

Note 10 - Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Boards (“FASB”) issued FASB Interpretation No. 48: Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which will be effective for fiscal years beginning after December 15, 2006, will require companies to take an asset view of uncertain tax positions on their balance sheet. We intend to adopt this statement for our 2007 fiscal year and are evaluating the impact this statement will have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and For Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature.

SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the fiscal year ending after December 15, 2006. We do not believe that the adoption of this statement will have a material effect on our financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an offshore oil and gas drilling contractor, owning or operating an active fleet of 59 marine drilling rigs. Our fleet includes 43 cantilevered jackup rigs, 11 semisubmersibles, three drillships and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. During the first quarter of 2006, we commenced a construction project for an additional semisubmersible, to be named the GSF Development Driller III. We also have two jackup rigs that are currently not capable of performing drilling operations due to damage arising in 2005 as a result of Hurricane Rita. We have decided to dispose of these rigs and are currently evaluating whether to sell the rigs to a third party or to declare them constructive total losses under our insurance policy (see “—Involuntary Conversion of Long-Lived Assets and Related Recoveries”). As both jackup rigs are unable to be contracted, they have been excluded for purposes of our utilization calculations.

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

Operating Results

SUMMARY

Data relating to our operations by business segment follows (dollars in millions):

	Three Months Ended September 30,		Increase / (Decrease)	Nine Months Ended September 30,		Increase / (Decrease)
	2006	2005		2006	2005
Revenues:
Contract drilling	$704.7	$442.3	59%	$1,814.8	$1,183.6	53%
Drilling management services	213.7	159.4	34%	548.9	463.9	18%
Oil and gas	7.1	11.6	(39)%	37.5	38.7	(3)%
Less: Intersegment revenues	(16.3)	(16.7)	(2)%	(39.2)	(26.2)	50%

	$909.2	$596.6	52%	$2,362.0	$1,660.0	42%

Operating income:
Contract drilling	$307.2	$134.8	128%	$704.1	$278.4	153%
Drilling management services	(6.9)	4.3	N/A	(0.8)	25.0	N/A
Oil and gas	1.6	4.7	(66)%	17.7	21.1	(16)%
Involuntary conversion of long-lived assets, net of related recoveries and loss of hire recoveries	—	(10.0)	N/A	85.3	(10.0)	N/A
Gain on sale of assets	—	3.4	N/A	—	4.5	N/A
Corporate expenses	(20.1)	(19.1)	5%	(67.1)	(52.8)	27%

	$281.8	$118.1	139%	$739.2	$266.2	178%

Operating income increased by $163.7 million to $281.8 million for the three months ended September 30, 2006, from $118.1 million for the third quarter of 2005. This increase was due primarily to higher dayrates and utilization throughout our drilling fleet, including the operations of the GSF Development Driller II and GSF Development Driller I ultra-deepwater semisubmersibles, which began operating in November 2005 and June 2006, respectively. The improvements in contract drilling results were offset in part, however, by lower turnkey drilling performance and an increase in corporate expenses, due primarily to the recognition of stock-based compensation expense as required by SFAS 123(R) (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Operating income increased by $473.0 million to $739.2 million for the nine months ended September 30, 2006, from $266.2 million for the same period in 2005. This increase was due primarily to higher dayrates and utilization throughout our drilling fleet. In addition, included in “Involuntary conversion of long-lived assets, net of recoveries and loss of hire recoveries” for the nine months ended September 30, 2006, is an estimated recovery from insurers of $63.7 million in gains related to the loss of the cantilevered jackups GSF High Island III and GSF Adriatic VII, during Hurricane Rita in September 2005, along with $21.6 million in expected recoveries under our loss of hire insurance policy related to the GSF Development Driller I. For further details, see “—Involuntary Conversion of Long-Lived Assets and Related Recoveries.” These increases were offset in part by lower turnkey drilling performance and an increase in corporate expenses, due primarily to the recognition of stock-based compensation expense in 2006.

Our contract drilling backlog at September 30, 2006, totaled approximately $9.5 billion, consisting of $7.5 billion related to our executed contracts and $2.0 billion related to customer commitments for which contracts had not yet been executed. Approximately $0.7 billion of the backlog is expected to be realized during the remainder of 2006. Our contract drilling backlog at December 31, 2005, was $4.8 billion.

CURRENT MARKET CONDITIONS AND TRENDS

Although market conditions continue to be strong in all of our markets other than the U.S. Gulf of Mexico jackup market, historically the offshore drilling business has been cyclical, with periods of high demand, inadequate rig supply and increasing dayrates, characteristic of our current market, being followed by periods of low demand or excess rig supply, resulting in lower utilization and decreasing dayrates. These cycles have been volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers, the highly competitive nature of the offshore drilling industry and the construction of new rigs. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates appear to be improving, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets.

A summary of current industry market conditions and trends in our areas of operations follows:

Worldwide

Our current worldwide market outlook for the remainder of 2006 is one of continuing strong demand and high levels of utilization, along with improving dayrates. Demand for drilling rigs exceeds the available supply and, as a consequence of this imbalance and the resultant improved dayrates, a substantial number of orders have been placed with shipyards for the construction of additional rigs.

Currently, orders for the construction of 68 premium jackup rigs have been announced with delivery dates ranging from 2006 to 2009. Seven of these newbuild jackup rigs have been delivered. In the ultra-deepwater sector, there have been announcements of the upgrade of two semisubmersibles to ultra-deepwater units and construction of 44 new high-specification floating rigs, including our GSF Development Driller III, with deliveries forecasted to occur from the first quarter of 2007 through 2010. A number of the shipyard contracts for units currently under construction provide for options for the construction of additional units, and we believe further new construction announcements are likely for all classes of rigs pursuant to the exercise of one or more of these options or otherwise. During prior periods of high utilization and dayrates, the entry into service of newly constructed, upgraded and reactivated rigs created an oversupply of drilling units and a decline in utilization and dayrates, sometimes for extended periods of time as rigs were absorbed into the active fleet. A majority of the newbuild jackups are scheduled for delivery in 2007 and 2008, although we expect that the delivery of a number of the jackup and floating rigs will be delayed. At the present time, we believe that demand for rigs is adequate through 2007 to absorb these new rigs into the active market without a significant negative impact on industry utilization rates or dayrates. The marketing of the jackup and floating rigs scheduled for delivery in 2008 and beyond could have a negative effect on utilization and dayrates, however, even in advance of the rigs’ delivery dates. Further increases in the number of new drilling units under construction could exacerbate any such negative effect.

Deepwater and Ultra-Deepwater Market

Virtually all deepwater and ultra-deepwater units in the industry are contracted through 2008 and customers continue to bring additional deepwater and ultra-deepwater requirements to the market. To the extent rig demand created by these new projects cannot be satisfied through rig subleases, the projects will have to be deferred until 2009 or later, when a significant number of ultra-deepwater newbuild units are scheduled to be delivered. In the third quarter of 2006, deepwater and ultra-deepwater rigs continued to be contracted at dayrates in the $450,000 to $515,000 per day range for work commencing in 2008 and 2009. We anticipate that we will continue to be able to contract our deepwater and ultra-deepwater rigs at dayrates in this range until the availability of new or upgraded floating rigs exceeds demand.

U.S. Gulf of Mexico

Both utilization and dayrates for jackups continued to be soft during the third quarter 2006. We believe the cause was a combination of factors, including operators’ reluctance to work during the 2006 hurricane season, difficulties in obtaining the location approvals required by the new U.S. Materials Management Service (“MMS”) interim regulations, and a decline in natural gas prices. A number of rig departures from the U.S. Gulf of Mexico have been announced, however, including our announced departure around year end of four of our jackup rigs for long-term contracts offshore Saudi Arabia. By year end, the marketed supply of jackups in the U.S. Gulf of Mexico market is expected to decrease by approximately 12 percent relative to the supply at the start of 2006. We believe that this reduction in supply, together with the conclusion of hurricane season and an expected seasonal increase in natural gas prices, will lead to an increase in jackup dayrate levels by year end.

The U.S. Gulf of Mexico market for the mid-water depth floaters continues to be strong.

North Sea

The markets for mid-water depth semisubmersibles, heavy-duty harsh environment (“HDHE”) jackups and standard jackups in the North Sea continue to improve. We believe the markets for HDHE and standard-specification jackup rigs will remain strong beyond 2007, with the possibility of further increases in dayrates. Dayrates for marketed semisubmersibles in the North Sea for work commencing in mid 2007 and 2008 have surpassed historical highs, and several term contracts have been awarded recently in this rig class.

West Africa

The market for all types of drilling units in West Africa remains extremely tight, with operators now having to delay some of their programs due to lack of available drilling units. The West Africa jackup fleet is fully utilized in 2006 and is forecast to remain fully utilized in 2007. Recent dayrate fixtures for jackups have set new record levels above $200,000 per day. Deepwater rigs and ultra-deepwater rigs in this market are all fully booked through 2008, while several projects slated for 2008 and 2009 and beyond are still in need of a drilling unit. This inadequate supply is expected to lead to mobilization of several of the newbuild ultra-deepwater units to West Africa in the course of the next two to four years. Shallow semisubmersible demand remains strong with no availability in this class until 2008.

Southeast Asia

Dayrates for jackups in the Southeast Asia market continue to surpass historical highs. We expect increasing demand to exceed the available supply of rigs in this region until mid 2007, creating a shortage of available rigs and possibly delaying some drilling programs. This supply/demand imbalance will continue to put upward pressure on dayrates. Although there are a large number of jackups under construction in the region, we have not yet observed any negative impact on dayrates caused by the impending availability of these newbuild units.

Middle East and Mediterranean

We expect the jackup market in the Mediterranean to remain in balance through the end of 2006. By early 2007, we expect the jackup fleet in the Mediterranean to increase by at least two additional units in order to meet demand requirements associated with announced exploration and development projects. The Gulf of Suez market is stable, with all ten jackups in this area fully utilized. Dayrates for this sector, while below contracted dayrates in many other markets, are at all-time highs. In the Arabian Gulf, strong market fundamentals are expected to remain in place throughout 2006 and well into 2007, primarily due to increasing demand offshore the United Arab Emirates and Qatar.

South America and Canada

Drilling activity in Northeastern Canada will remain constrained by rig supply in 2007, especially in view of the strength of markets elsewhere. We will be moving our HDHE jackup in the region to the North Sea in early 2007 to fulfill commitments there.

We expect the South America jackup market to remain tight throughout 2007. The floater market in South America is expected to continue to strengthen due to the Brazilian national oil company’s aggressive five-year drilling campaign.

Labor markets

We require highly skilled personnel to operate our rigs, provide technical services and support for our contract drilling and drilling management services businesses. Competition for the labor required for deepwater and other drilling operations, including our turnkey drilling and drilling management services businesses and our construction projects, intensifies as the number of rigs activated, added to worldwide fleets or under construction increases. We have experienced significant tightening in the relevant labor markets over the last year and have lost some experienced personnel to our customers and competitors. In response to these market conditions we have instituted retention programs, including increases in compensation, and have incurred other costs to help retain our work force. We expect these programs, along with the other costs, to increase our contract drilling labor costs by approximately $65 million for 2006 compared to 2005. If these labor trends continue, they could increase our costs further or limit our operations.

Proposed Regulations and Insurance Underwriter Requirements

Hurricanes Ivan, Katrina, and Rita caused damage to a number of rigs in the Gulf of Mexico fleet, and rigs that were moved off location by the storms may have damaged platforms, pipelines, wellheads and other drilling rigs during their movements. The MMS has conducted hearings and is undertaking studies to determine methods to prevent or reduce the number of such incidents in the future. The MMS issued interim guidelines for the 2006 hurricane season requiring jackup drilling rigs operating in the Gulf of Mexico to operate during hurricane season with a greater air gap between the hull of the rig and the water, effectively reducing the water depth in which the rigs can operate. The interim regulations also require operators to conduct more stringent assessments of the soil conditions in which the rigs operate in order to increase the survivability of rigs in hurricane conditions. These interim regulations limit the areas in which particular jackup rigs can operate and expose operators to greater risk of a contracted rig not being able to operate at a specified location, and may reduce the marketability of certain rigs or generally decrease the demand for jackup rigs during hurricane season. The MMS also issued interim guidelines requiring that semisubmersibles operating in the Gulf of Mexico assess their mooring systems against stricter criteria. Although our rigs operate in compliance with the MMS 2006 interim guidelines, the MMS may issue additional regulations or underwriters may take steps that could increase the cost of operations or reduce the area of operations for our rigs in the future, thus reducing their marketability. Implementation of MMS regulations or requirements of our insurance underwriters may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations in the Gulf of Mexico.

Supply of Spare Parts, Equipment and Services and Drilling Rigs

Our operations rely on a significant supply of capital and consumable spare parts and equipment to maintain, repair and upgrade our fleet. We also rely on the supply of ancillary services, including supply boats and helicopters, and, in the case of our drilling management services business, on the availability of drilling rigs. Recently, we have experienced increased delivery times from vendors due to increased drilling activity worldwide and the increase in construction and upgrade projects. We have also experienced a tightening in the availability of ancillary services and rigs. Unanticipated shortages in materials, delays in the delivery of necessary spare parts, equipment or other materials, or the unavailability of ancillary services or rigs could negatively impact our future operations and result in increases in rig downtime, delays in the repair and maintenance of our fleet, delays in drilling management services projects, and delays in the delivery schedule and increases in the costs of upgrade or newbuild projects, including the GSF Development Driller III.

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

CONTRACT DRILLING OPERATIONS

Data with respect to our contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2006	2005		2006	2005
Contract drilling revenues by area: (1)
U.S. Gulf of Mexico	$190.9	$93.3	105%	$436.2	$238.7	83%
West Africa	150.7	99.8	51%	400.3	251.6	59%
North Sea	119.6	69.1	73%	312.2	198.7	57%
Southeast Asia	75.7	50.0	51%	208.8	141.9	47%
Mediterranean Sea	47.0	18.8	150%	93.3	54.4	72%
Middle East	40.9	32.4	26%	105.5	85.1	24%
South America	33.6	24.0	40%	120.9	93.8	29%
Other	46.3	54.9	(16)%	137.6	119.4	15%

	$704.7	$442.3	59%	$1,814.8	$1,183.6	53%

Average rig utilization by area: (2)
U.S. Gulf of Mexico	88%	100%	(12)%	85%	98%	(13)%
West Africa	100%	100%	—%	96%	96%	—%
North Sea	98%	88%	11%	97%	86%	13%
Southeast Asia	100%	100%	—%	100%	96%	4%
Mediterranean Sea	100%	100%	—%	99%	100%	(1)%
Middle East	100%	100%	—%	99%	96%	3%
South America	100%	100%	—%	100%	100%	—%
Other	100%	96%	4%	100%	91%	10%

Total average rig utilization:	97%	98%		95%	95%

Average revenues per day (2) (3)	$130,500	$81,600		$115,400	$75,400

(1)	Includes revenues earned from affiliates.
(2)	The GSF High Island III and the GSF Adriatic VII have been excluded from our calculation of utilization and average revenues per day effective September 23, 2005 and September 26, 2005, respectively. Both rigs sustained substantial damage during Hurricane Rita and we no longer consider them available for contract.
(3)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days. The calculation of average revenues per day excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $17.4 million and $60.5 million, respectively, for the three and nine months ended September 30, 2006. Average revenues per day including these reimbursed expenses would have been $133,800 and $119,400 for the respective periods. The calculation of average revenues per day for the three and nine months ended September 30, 2005, excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $12.6 million and $48.2 million, respectively. Average revenues per day including these reimbursed expenses would have been $67,400 and $64,000 for the respective periods.

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

Contract drilling revenues before intersegment eliminations increased $262.4 million to $704.7 million for the three months ended September 30, 2006, as compared to $442.3 million for the 2005 third quarter. Higher utilization and dayrates for our ultra-deepwater and deepwater drilling fleets, accounted for $40.7 million and $40.1 million, respectively, of this increase, along with higher dayrates for our West Africa, Middle East and North Sea fleets, which contributed an additional $54.1 million, $34.7 million and $33.8 million, respectively. These increases were offset in part by a decrease of $27.0 million attributable in part to the loss of the GSF Adriatic VII and the GSF High Island III cantilevered jackups during Hurricane Rita in September 2005, along with lower utilization for the GSF Main Pass I, which was idle through much of the quarter. We plan to mobilize this rig to Saudi Arabia in the fourth quarter of 2006 in preparation for a three-year contract. See “Liquidity and Capital Resources – Investing and Financing Activities.”

Average dayrates for the third quarter of 2006 increased throughout virtually all of our areas of operation compared to the prior year quarter. The increase in utilization for our ultra-deepwater fleet was primarily attributable to the additions of the ultra-deepwater semisubmersibles GSF Development Driller I and GSF Development Driller II, which were under construction during the third quarter of 2005 and commenced operations in the U.S. Gulf of Mexico during the second quarter of 2006 and the fourth quarter of 2005, respectively.

Contract drilling operating income and margin (operating income as a percentage of revenues, excluding intersegment revenues and expenses), increased to $307.2 million and 43.9%, respectively, for the three months ended September 30, 2006, from $134.8 million and 31.0%, respectively, for the third quarter of 2005 due primarily to the higher dayrates and utilization discussed above, offset in part by higher labor, insurance, repair and maintenance expenses and other operating expenses. Contract drilling depreciation expense also increased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due primarily to the addition of the GSF Development Driller II and GSF Development Driller I semisubmersibles, which were placed in service during the fourth quarter of 2005 and the second quarter of 2006, respectively.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

Contract drilling revenues before intersegment eliminations increased $631.2 million to $1,814.8 million for the nine months ended September 30, 2006, as compared to $1,183.6 million for the same period in 2005. Higher utilization and dayrates for our ultra-deepwater and deepwater drilling fleets accounted for $83.1 million and $69.9 million, respectively, of this increase, along with higher dayrates for our West Africa, U.S. Gulf of Mexico and North Sea fleets, which contributed an additional $137.2 million, $90.6 million and $88.2 million, respectively. These increases were offset in part by a decrease of $69.3 million in the U.S. Gulf of Mexico attributable in part to the loss of the GSF Adriatic VII and the GSF High Island III cantilevered jackups during Hurricane Rita in September 2005, along with lower utilization for the GSF Main Pass I, discussed above.

As discussed above in the third quarter results, average dayrates for the nine months ended September 30, 2006, increased throughout virtually all of our areas of operation compared to the prior year period. The increase in utilization for our ultra-deepwater fleet was due primarily to the additions of the ultra-deepwater semisubmersibles GSF Development Driller I and GSF Development Driller II.

Contract drilling operating income and margin, excluding intersegment revenues and expenses, increased to $704.1 million and 39.1%, respectively, for the nine months ended September 30, 2006 from $278.4 million and 23.7%, respectively, for the comparable period in 2005. The improvements in operating income and operating margin were due primarily to the higher dayrates and rig utilization discussed above, offset in part by higher labor, repair and maintenance, and other operating expenses. Contract drilling depreciation expense also increased for the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to the addition of the GSF Development Driller II and GSF Development Driller I semisubmersibles noted above and to upgrades on several other rigs in our fleet during 2005.

The mobilization of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Jack Ryan	Drillship	South America	West Africa	Mar-05
GSF Adriatic VII	Cantilevered Jackup	South America	U.S. Gulf of Mexico	Apr-05
GSF Explorer	Drillship	U.S. Gulf of Mexico	Other (Black Sea)	May-05
GSF Arctic I	Semisubmersible	South America	U.S. Gulf of Mexico	Jul-05
GSF Development Driller II	Semisubmersible	Shipyard	U.S. Gulf of Mexico	Nov-05
GSF Aleutian Key	Semisubmersible	West Africa	South America	Dec-05
GSF Explorer	Drillship	Other (Black Sea)	U.S. Gulf of Mexico	Mar-06
GSF High Island IX	Cantilevered Jackup	Middle East	West Africa	Apr-06
GSF Constellation II	Cantilevered Jackup	South America	Mediterranean	May-06
GSF Development Driller I	Semisubmersible	Shipyard	U.S. Gulf of Mexico	Jun-06

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

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

Drilling management services revenues before intersegment eliminations increased by $54.3 million to $213.7 million in the three months ended September 30, 2006 from $159.4 million in the third quarter of 2005. This increase consisted of $55.7 million attributable to an increase in the number of turnkey projects performed, an increase of $8.3 million in reimbursable revenues and an increase of $6.4 million in daywork and other revenues, offset in part by a $16.1 million decrease attributable to a decrease in average revenues per turnkey project. The decrease in average revenues per turnkey project is due primarily to the completion of a deepwater turnkey well offshore Nigeria in the third quarter of 2005 and a larger percentage of well completions in the third quarter of 2006 compared to the same period in 2005. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. We performed 29 turnkey projects in the third quarter of 2006 (20 wells drilled and 9 well completions) compared to 20 turnkey projects in the third quarter of 2005 (16 wells drilled and 4 well completions).

Drilling management services operating income, excluding intersegment revenues and expenses, however, decreased to a loss of $6.9 million for the third quarter of 2006, from operating income of $4.3 million in the third quarter of 2005. The primary reason for the decline in turnkey operating results was the recognition of a $13.0 million loss during the third quarter of 2006 on a turnkey well currently in progress in the Gulf of Mexico, along with a $0.6 million loss recognized on an additional well in progress as of September 30, 2006. Third quarter 2005 results include a $2.7 million loss related to one of our 20 projects completed during the quarter. We currently do not anticipate recognizing any additional losses for either of these wells.

Results for the three months ended September 30, 2006 and 2005 were affected by revisions to cost estimates for certain wells completed in prior periods. Such revisions decreased segment operating income by $0.7 million for the three months ended September 30, 2006, and increased segment operating income by $2.6 million for the three months ended September 30, 2005. Segment operating income was also affected by the deferral of turnkey drilling profit totaling $10.6 million for the three months ended September 30, 2006, and by $10.8 million for the three months ended September 30, 2005, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

Drilling management services revenues before intersegment eliminations increased by $85.0 million to $548.9 million in the nine months ended September 30, 2006, from $463.9 million for the same period in 2005. This increase consisted of $84.9 million attributable to an increase in average revenues per turnkey project and a $12.3 million increase in daywork and other revenues. These increases were offset in part by a decrease of $12.1 million attributable to a decrease in the number of turnkey projects performed, along with a $0.1 million decrease in reimbursable revenues. The increase in average revenues per turnkey project is primarily a result of higher contract prices due to increases in dayrates and other drilling costs, which have increased due to higher demand for rigs and services in the offshore drilling rig market as noted above. We performed 75 turnkey projects in the nine months ended September 30, 2006 (54 wells drilled and 21 well completions) compared to 77 turnkey projects in the comparable period of 2005 (63 wells drilled and 14 well completions).

Drilling management services operating income, excluding intersegment revenues and expenses, decreased to a loss of $0.8 million for the nine months ended September 30, 2006, from income of $25.0 million in the same period in 2005. The decrease in operating results was due primarily to the deferral of $22.3 million of turnkey profit on wells in which our oil and gas division was the operator or had a working interest, along with the recognition of a $13.0 million loss on a turnkey well currently in progress in the Gulf of Mexico discussed above. The remainder of the decrease was due primarily to the decrease in the number of turnkey projects performed in the North Sea during 2006 compared to the prior year period. We incurred losses totaling approximately $19.2 million on five turnkey wells for the nine months ended September 30, 2006. Results for the comparable period in 2005 include a $4.8 million loss on three of our 77 turnkey projects completed during the nine months ended September 30, 2005.

Results for the nine months ended September 30, 2006 and 2005 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $1.7 million for the nine months ended September 30, 2006 and by $2.7 million for the nine months ended September 30, 2005. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $22.3 million for the nine months ended September 30, 2006, and by $15.9 million for the nine months ended September 30, 2005, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is often not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to the loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. Estimated costs included in 2006 drilling management services operating results totaled approximately $74.8 million at September 30, 2006. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2005 drilling management services operating results totaled approximately $46.1 million at September 30, 2005.

OIL AND GAS OPERATIONS

We acquire interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

Oil and gas revenues decreased by $4.5 million to $7.1 million for the three months ended September 30, 2006, from $11.6 million for the three months ended September 30, 2005. Decreases in oil production due to the timing of oil sales from our Broom Field in the North Sea, along with a decrease in gas prices accounted for $5.2 million and $0.9 million, respectively, of this decrease, offset in part by increases of $1.3 million and $0.3 million due to higher oil prices and gas production, respectively.

Operating income from our oil and gas operations decreased by $3.1 million to $1.6 million for the three months ended September 30, 2006 from $4.7 million for same period in 2005, due to the decreased revenues discussed above, along with the recognition of stock-based compensation expense in 2006.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

Oil and gas revenues decreased by $1.2 million to $37.5 million for the nine months ended September 30, 2006, from $38.7 million for the nine months ended September 30, 2005. Decreases in oil and gas production accounted for $6.7 million, and $2.2 million, respectively, of this decrease, offset in part by increases of $6.9 million and $0.8 million, respectively, attributable to higher oil and gas prices.

Operating income from our oil and gas operations decreased by $3.4 million to $17.7 million for the nine months ended September 30, 2006, from $21.1 million for same period in 2005. This decrease was due primarily to the recognition of stock-based compensation expense and wages in 2006, along with the decrease in revenue discussed above.

INVOLUNTARY CONVERSION OF LONG-LIVED ASSETS AND RELATED RECOVERIES

During the third quarter of 2005, a number of our rigs were damaged as a result of hurricanes Katrina and Rita. All these rigs have now returned to work with the exception of the GSF High Island III and the GSF Adriatic VII. We have decided to dispose of these rigs and are currently evaluating whether to sell the rigs to a third party or to declare them constructive total losses under our insurance policy. During the second quarter of 2006, we recorded gains of $32.8 million on the GSF High Island III and $30.9 million on the GSF Adriatic VII, which represent expected recoveries of partial losses under our insurance policy, less amounts previously recognized when the rigs were written down to salvage value. These amounts were collected in the third quarter of 2006. If we declare the rigs to be constructive total losses, we will record additional gains of $15.3 million on the GSF High Island III and $19.6 million on the GSF Adriatic VII, which represent the remaining insured values of the rigs less their salvage values of $1.2 million and $1.4 million, respectively, and we will relinquish title to the rigs to our underwriters. If we sell the rigs to a third party, any gain recorded will be equal to the net proceeds from the sale, less their salvage value. As of September 30, 2006, we have collected a total of $108.1 million in insurance recoveries related to hurricanes Katrina and Rita, including the amounts collected on the GSF High Island III and the GSF Adriatic VII discussed above.

All of the rigs that were damaged in the hurricanes were covered for physical damage under the hull and machinery provision of our insurance policy, which carried a deductible of $10 million per occurrence. In addition, three rigs damaged in Hurricane Katrina, the GSF Arctic I, the GSF Development Driller I, and GSF Development Driller II, were covered by loss of hire insurance under which we are reimbursed for 100 percent of their contracted dayrate for up to a maximum of 270 days following 60 days (the “waiting period”) of lost revenue.

Our insurance policy provided that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we would bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita are each considered to be a separate occurrence. Based on remediations completed for the three rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, the only rig that was still out of service after the 60-day waiting period, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 6 of Notes to Condensed Consolidated

Financial Statements —“Commitments and Contingencies,” we recorded $21.6 million for loss of hire recoveries in the first half of 2006. None of the jackup rigs damaged during Hurricane Rita were insured for loss of hire and, therefore, a single $10 million hull and machinery deductible applied for damage to the rigs caused by Hurricane Rita and was recognized as a loss in the third quarter of 2005.

A summary of the effects that the estimates of rig damages and estimated insurance recoveries had on our financial statements for the periods indicated are as follows:

	2005	2006				Cumulative to date
		Q1 2006	Q2 2006	Q3 2006	YTD 2006
Amounts affecting income statement:
Effects of estimated rig damage:
Estimated insurance recoveries	$117.0	$—	$63.7	$—	$63.7	$180.7
Losses recognized	(127.0)	—	—	—	—	(127.0)

Net effect of rig damage - gain (loss)	(10.0)	—	63.7	—	63.7	53.7

Estimated insurance recoveries - loss of hire	3.8	18.9	2.7	—	21.6	25.4

Net pretax gain (loss)	$(6.2)	$18.9	$66.4	$—	$85.3	$79.1

Amounts affecting balance sheet:
Accounts receivable from insurers, balance at beginning of period	$—	$120.8	$144.1	$198.8	$120.8	$—
Additions	120.8	23.3	66.4	16.6	106.3	227.1
Collections	—	—	(11.7)	(96.4)	(108.1)	(108.1)

Accounts receivable from insurers attributable to hurricanes, balance at end of period	120.8	144.1	198.8	119.0	119.0	119.0
Add: Other receivables from insurers, at end of period	2.8	3.4	3.7	4.0	4.0	4.0

Total accounts receivable from insurers, as reported, at end of period	$123.6	$147.5	$202.5	$123.0	$123.0	$123.0

Additions to accounts receivable from insurers in the table above includes additions due to revised estimates of rig damages and anticipated loss of hire recoveries, both of which affected pretax income as shown in the table. Capital costs incurred to remediate damage to the rigs were added to the capitalized value of the rigs. Also included in additions to accounts receivable from insurers in the table above are anticipated reimbursements for cash outlays to salvage the GSF High Island III and the GSF Adriatic VII, necessitated by the significant damage suffered by those rigs during Hurricane Rita, which did not affect pretax income, totaling $4.4 million and $16.6 million in the first and third quarters of 2006, respectively.

We do not expect the damage inflicted by Hurricane Katrina and Hurricane Rita to have a material impact on our 2006 financial position or results of operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the third quarter of 2006 increased by $1.0 million to $18.1 million, or 2.0% of revenues, from $17.1 million, or 2.9% of revenues, for the third quarter of 2005. This increase was due primarily to the recognition of stock-based compensation expense as required by SFAS 123(R).

General and administrative expenses for the nine months ended September 30, 2006, increased by $13.9 million to $61.2 million, or 2.6% of revenues, from $47.3 million, or 2.9% of revenues, for the same period of 2005. This increase was also due primarily to the recognition of stock-based compensation expense noted above.

OTHER INCOME AND EXPENSE

Interest expense increased to $9.0 million from $8.2 million for the three months ended September 30, 2006 compared to the prior year third quarter due primarily to the effect of increases in short-term interest rates on interest rate swaps related to our 5% Notes due 2013. Interest expense for the nine months ended September 30, 2006 decreased to $27.4 million from $32.4 million for the comparable prior year period due primarily to the repurchase of Global Marine Inc.’s Zero Coupon Convertible Debentures due September 23, 2020 in the second and third quarters of 2005.

Interest capitalized for the three and nine months ended September 30, 2006 and 2005 is due primarily to the capitalization of interest costs in connection with our rig expansion program discussed in “Liquidity and Capital Resources – Investing and Financing Activities.”

Interest income increased to $5.4 million and $19.7 million for the three and nine months ended September 30, 2006, from $4.4 million and $15.2 million for the comparable periods in 2005 due primarily to higher interest rates earned in 2006 on our cash, cash equivalents and marketable securities balances.

Other income of $1.3 million for the three months ended September 30, 2006, consists primarily of dividend income related to our interest in an affiliated subsidiary accounted for under the cost method. Other expense of $0.3 million for the nine months ended September 30, 2006, consists primarily of realized losses incurred on our marketable securities portfolio, offset in part by the dividend income related to our interest in an affiliated subsidiary mentioned above. Other expense of $3.5 million for the three and nine months ended September 30, 2005 consists of first and third quarter 2005 realized gains on marketable securities related to our nonqualified pension plans along with equity earnings from our Caspian Drilling Company Limited joint venture.

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

Our effective income tax rate for financial reporting purposes was 12.8% and 12.2%, respectively, for the three and nine months ended September 30, 2006. During the nine months ended September 30, 2006, we recorded gains totaling $66.0 million, due primarily to insurance recoveries related to damage sustained by the GSF High Island III and GSF Adriatic VII during Hurricane Rita in September 2005, without corresponding tax liabilities. These gains lowered the rate for the nine-month period by approximately one percentage point. Our effective income tax rate for financial reporting purposes was 14.5% and 14.0% for the three and nine months ended September 30, 2005 respectively. Our effective income tax rate for the third quarter of 2005 before the recognition of discrete items was increased slightly due to a decrease in earnings from low tax jurisdictions and an increase in earnings from high tax jurisdictions offset by the release of all of our remaining U.S. valuation allowance previously recorded against U.S. net operating loss carryforwards, the tax benefit on a $10 million insurance claim deductible related to Hurricane Rita, and lower than estimated taxes on various tax returns filed during the quarter. We currently anticipate that, before discrete items, our annual effective tax rate for financial reporting purposes will be in the range of 13% to 14% for the full year 2006. Historically we have deducted foreign taxes due to the level of U.S. income. Recently, our U.S. income has been increasing significantly and as a result it may be beneficial to amend some of our prior U.S. tax return filing positions to recognize foreign taxes paid as credits against U.S. income taxes payable. We are currently evaluating what the effect of the increased U.S. earnings will have on our U.S. foreign tax credit position.

In connection with an audit of the 2002 and 2003 United States federal income tax returns of our United States subsidiaries, the Internal Revenue Service (“IRS”) has proposed that interest payments made between one of our domestic subsidiaries and a foreign subsidiary with respect to certain intercompany notes incurred in connection with the business combination of Global Marine Inc. and Santa Fe International Corporation were subject to withholding of United States federal income tax at a 30% rate and that, as a result, the domestic subsidiary owes additional tax of approximately $50.6 million plus interest. The IRS may also raise the same issue for interest payments made pursuant to such notes in 2004 through 2006, which would result in adjustments of additional tax of approximately $25.3 million, plus interest, per year. We believe that a 0% withholding tax rate applies to such interest payments. We are appealing this proposed adjustment, and intend to vigorously defend our position. We believe that we should prevail on this issue; consequently, we have made no accrual for this proposed adjustment.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. At September 30, 2006, we had $345.2 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $837.3 million in cash, cash equivalents and marketable securities at December 31, 2005, all of which were unrestricted. Cash generated from operating activities totaled $642.4 million and $341.2 million for the nine months ended September 30, 2006 and 2005, respectively.

INVESTING AND FINANCING ACTIVITIES

In the first quarter of 2006, we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs and capitalized interest. We have incurred a total of approximately $175 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, as of September 30, 2006. We expect to fund all construction and startup costs of the GSF Development Driller III from our existing cash and cash equivalents balances and future cash flow from operations.

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

We have made claims under our loss of hire insurance for the GSF Development Driller I and GSF Development Driller II for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, we are entitled to reimbursement for our full dayrate for up to 270 days after a 60-day waiting period. Significant unresolved issues remain as to the proper application of the loss of hire waiting period, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. As of September 30, 2006, we have recorded estimated loss of hire insurance recoveries equal to $25.4 million ($3.8 million in 2005 and $21.6 million during the nine months ended September 30, 2006) with respect to the GSF Development Driller I, which is the amount we deem to be probable under the assumption that the rig will bear two consecutive 60-day waiting periods, one for the thruster damage claim and one for the hurricane damage claim. The GSF Development Driller II was not out of service longer than the combined 120-day waiting period and therefore no loss of hire recoveries have been recorded for this rig. When the loss of hire claims are resolved with the underwriters, the amount of loss of hire recoveries could be different than the amount currently recorded.

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

We also entered into a contract with Saudi Aramco to provide four jackup rigs for four-year terms commencing in the first half of 2007. The four rigs, the GSF Main Pass I, GSF Main Pass IV, GSF High Island I and GSF High Island II, are scheduled to mobilize beginning in the fourth quarter of 2006 from the U.S. Gulf of Mexico to a Middle East shipyard for approximately 60 days of upgrades. The rigs will then move to their drilling locations offshore Saudi Arabia, with contract commencement expected in March and April 2007. This contract provides for expected revenues of approximately $1.0 billion.

In August 2006, we entered into a commitment for a five-year $500 million unsecured revolving credit facility with a syndicate of banks. The facility contains customary covenants, including a debt to total tangible capitalization covenant. Our borrowings under the facility will be guaranteed by one of our wholly owned subsidiaries, after the time, if any, that the aggregate principal amount of outstanding indebtedness of our subsidiaries, subject to certain exceptions, exceeds ten percent of our consolidated net assets. As of September 30, 2006, there were no amounts outstanding under the facility. Any borrowings under the facility will be used for general corporate purposes.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 10.6% at September 30, 2006 and 10.4% at December 31, 2005. Our total debt includes the current portion of our capitalized lease obligations, which totaled $9.3 million at September 30, 2006 and $9.8 million at December 31, 2005.

FUTURE CASH REQUIREMENTS

At September 30, 2006, we had total long-term debt and capital lease obligations, including the current portion of our capital lease obligations, of $573.5 million and shareholders’ equity of $4,834.7 million. Long-term debt consisted of $297.2 million (net of discount) 7% Notes due 2028; $251.9 million (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $24.4 million. We were in compliance with our debt covenants at September 30, 2006.

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

Total capital expenditures for 2006 are currently estimated to be approximately $550 million, including $23 million in startup costs, correction of the thruster defect, as discussed above, and customer-required modifications for the GSF Development Driller I, $237 million in construction costs for the GSF Development Driller III, $51 million to remediate hurricane-related damage to our rig fleet, $86 million for major upgrades to the fleet, $118 million for other purchases and replacements of capital equipment, $21 million for capitalized interest, and $14 million (net of intersegment eliminations) for oil and gas operations.

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. Through November 1, 2006, we had repurchased $892.3 million of our ordinary shares under this plan, of which $785.1 million were repurchased during the nine months ended September 30, 2006.

Our funding objective with regard to our defined benefit pension plans is to fund participants’ benefits under the plans as they accrue. We contributed $57.6 million and $6.4 million to our U.S. defined benefit plans in January 2006 and September 2006, respectively. We also expect to make a discretionary contribution of $50.3 million to our U.K. plan during the fourth quarter of 2006.

We have various commitments primarily related to our debt and capital lease obligations, leases for office space and other property and equipment as well as a commitment for construction of the GSF Development Driller III. We expect to fund these commitments from our existing cash and cash equivalents, marketable securities and future cash flow from operations.

As part of our goal of enhancing long-term shareholder value, we continually consider and from time to time actively pursue business combinations, the acquisition or construction of suitable additional drilling rigs and other assets or the possible sale of existing assets. If we decide to undertake a business combination or an acquisition or additional construction projects, the issuance of additional debt or additional shares could be required. We expect that sometime in the future we will likely replace the jackups GSF Adriatic IV, which was lost in a fire, and the GSF High Island III and GSF Adriatic VII, through the acquisition or construction of replacement assets. We frequently bid for or negotiate with customers regarding multi-year drilling contracts, including, from time to time, contracts that would necessitate the construction of a new drilling rig to fulfill the contract. Our current strategy is to consider construction of a new floating rig only when expected cash flows from the anticipated contract would cover a substantial portion of the capital cost of the rig.

We believe that we will be able to meet all of our current obligations, including working capital requirements, capital expenditures, lease obligations, construction and development commitments and debt service, from our existing cash, cash equivalents and marketable securities balances, along with future cash flow from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Boards (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109 (“FIN 48”). FIN 48, which will be effective for fiscal years beginning after December 15, 2006, will require companies to take an asset view of uncertain tax positions on their balance sheet. We currently intend to adopt this statement for our 2007 fiscal year and are evaluating the impact this statement will have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and For Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature.

SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the fiscal year ending after December 15, 2006. We do not believe that the adoption of this statement will have a material effect on our financial position, results of operations and cash flows.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment. Please see Note 9 of Notes to the Condensed Consolidated Financial Statements for a description of the pronouncement and the effects on our results of operations and financial position.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the third quarter of 2006, work continued on the conversion of our supply chain software to SAP supply chain modules. This conversion to SAP involves significant changes to internal processes and control procedures over financial reporting. This was the only material change in our control environment that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We and two of our subsidiaries are defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleges that the dual drilling structure and method utilized by the GSF Development Driller I and the GSF Development Driller II semisubmersibles infringe on United States patents granted to Transocean. On August 31, 2006, the jury returned a verdict upholding the validity of certain of the Transocean apparatus claims, awarding past damages of approximately $3.6 million, and finding that we had willfully infringed the patents. The judge subsequently entered a ruling overturning the jury’s finding of willful infringement. The court currently has under consideration several post-trial issues, including a request from Transocean that the court enter an injunction that would require us to make structural modifications to the rigs that would prevent the use of certain of the dual drilling capabilities of the rigs while they are in U.S. waters. We anticipate that we will file an appeal of the judgment in this litigation, and we do not believe that the ultimate outcome of this matter will have a material adverse effect on our business or financial position, results of operations or cash flows. The effect of this litigation and any injunction that issues in connection with it will be limited to operations in U.S. waters.

Transocean has similar patents in most other jurisdictions in which ultra-deepwater semisubmersibles are likely to operate, excluding certain parts of West Africa. It also has patents in Singapore, where the GSF Development Drillers I and II were constructed and where the similarly designed GSF Development Driller III is being constructed. Transocean has threatened to sue us and the shipyard that built the GSF Development Drillers I and II for damages for patent infringement in Singapore, and has also threatened to sue the shipyard that is building the GSF Development Driller III and us for damages and for injunctive relief. We owe both shipyards defense and indemnity for damages and attorney fees arising out of any patent infringement claims that Transocean may bring. We believe that both we and the shipyards have valid defenses and intend to vigorously defend against any action that Transocean may take.

We have joined with other parties in proceedings in Europe and Brazil contesting the issuance of patents to Transocean for dual activity methods and structures. The patents that Transocean obtained in those jurisdictions were substantially the same as those granted in the U.S. and Singapore. In June 2006, the European Patent Office invalidated the patent claims that were the subject of the proceedings, and the Brazilian Patent Office has recently entered a preliminary ruling invalidating the patents in that jurisdiction. Transocean has the right to appeal both decisions.

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary’s three primary insurers have historically been paying settlement and defense costs for the subsidiary. One of these insurers was nearing insolvency and claimed exhaustion of its coverage limits, but following negotiations has agreed to make a cash payment in exchange for a release of all further liability for the subsidiary’s asbestos liabilities. Another of the subsidiary’s primary insurers has entered into a settlement agreement with the subsidiary that will provide for limited additional funding of asbestos liabilities and attorneys’ fees and costs associated therewith. The subsidiary is in settlement discussions with its remaining primary insurer which also claims exhaustion of its coverage limits, for the purpose of either achieving a policy buyout or an arrangement for continuing coverage, or a combination of the above, and also intends to enter into discussions with its excess insurers. We believe that the subsidiary will continue to have funds sufficient to meet its settlement and defense obligations for the foreseeable future.

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of September 30, 2006, the subsidiary had been named as a defendant in approximately 4,000 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of September 30, 2006, from $30 million to $40 million had been expended to resolve claims, with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we rely on information from the insurers of our subsidiary for information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, the amount expended by the insurers is not known with precision. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

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

We and a number of our subsidiaries were named as defendants in two lawsuits claiming that the GSF Adriatic VII caused damage to a platform in the South Marsh Island area of the Gulf of Mexico when the rig broke free from its location during Hurricane Rita. On September 20, 2006, Devon Energy Corporation and Pogo Producing Company filed suit in the United States District Court for the Southern District of Texas, Houston Division, claiming that the defendants caused damage in an amount exceeding $75 million. On the same day Apache Corporation, as successor in interest to BP p.l.c., filed suit against the defendants in the United States District Court for the Western District of Louisiana, Lafayette Division, claiming damage in an unspecified amount. We have not been presented with evidence indicating that the GSF Adriatic VII caused the damage, if any, claimed by plaintiffs. In any event, we believe that we will be entitled to the benefits of the Act of God defense. Any liability arising herefrom, including legal fees and expenses, will be paid by our insurance underwriters.

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

On July 11, 2005, one of our subsidiaries, Santa Fe Minerals, Inc., was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit names nineteen other defendants, all of which are alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specifies 95 wells drilled on the property in question beginning in 1939, and alleges that our subsidiary, which is a dissolved corporation and no longer conducts operations or holds assets, was the operator or non-operating partner in 13 of the wells during certain periods of time. The plaintiffs allege that the defendants are liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, and improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra-hazardous activity, and that they violated various state statutes. The lawsuit seeks unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. Experts retained by the plaintiffs have issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claiming that over $300 million will be required to properly remediate the contamination. The experts retained by the defendants conducted their own investigation and concluded that the remediation costs will amount to no more than a few million dollars. The Louisiana Department of Environmental Quality is in the process of conducting its own investigation in that regard. We believe that our subsidiary has meritorious defenses to the allegations contained in the lawsuit, and that if liability is established against it that the judgment will be far lower than that being demanded by the plaintiffs. The plaintiffs and the codefendant threatened to add GlobalSantaFe Corporation as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law. The single business enterprise doctrine is an equitable construct created and applied by the judiciary to impose liability against the parent company or a different subsidiary or affiliated companies where more than one company represents precisely the same single interests. The single business enterprise doctrine is similar to corporate veil piercing doctrines. On August 16, 2006, Santa Fe Minerals, Inc. and its immediate parent company, 15375 Memorial Corporation, which is also an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Later that day, the plaintiffs dismissed Santa Fe Minerals, Inc. from the lawsuit. Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe Corporation and two other subsidiaries in the lawsuit. We believe that these legal theories should not be applied against GlobalSantaFe Corporation or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability. To date, the efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe Corporation have been rejected by the Court in Avoyelles Parish and we believe they will be rejected by the Delaware Court as well. We intend to continue to vigorously defend against any action taken in an attempt to impose liability against us under these theories or otherwise.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes, under “Item 1A. Risk Factors,” a discussion of many of the risks inherent in our business and in the oil and gas industry as a whole, many of which are beyond our control. Additional information regarding certain of those risks is set forth in this Item 1A.

Additional information regarding the risks described in our Annual Report Form 10-K under the caption “A COMPETITOR HOLDS PATENTS THAT COULD PREVENT THE USE OF CERTAIN ASPECTS OF THE DUAL-DRILLING CAPABILITIES OF OUR TWO NEW-BUILD ULTRA-DEEPWATER SEMISUBMERSIBLES AND OUR NEW-BUILD ULTRA-DEEPWATER SEMISUBMERSIBLE TO BE CONSTRUCTED, WHICH COULD RESTRICT OUR ABILITY TO MARKET THESE RIGS OR REDUCE THE LEVEL OF REVENUES THAT THESE RIGS COULD GENERATE” is set forth below.

A competitor holds patents in the U.S. and many other jurisdictions regarding the drilling structure and the dual drilling activity method associated with dual drilling activity. We and two of our subsidiaries are defendants in an action in the U.S. which seeks damages and an injunction preventing the use by us of the dual drilling activity structure and method in the U.S. (see “Item 1. Legal Proceedings”). The competitor prevailed in a trial that concluded on August 31, 2006 and the patents have been ruled valid within the U.S. The competitor has requested an injunction preventing infringement on their patents and, if granted, this injunction may preclude the use of certain of the dual drilling capabilities in U.S. waters of the GSF Development Driller I, the GSF Development Driller II, and the GSF Development Driller III, which could reduce the marketability of the rigs, reduce the dayrate under their current contracts and restrict the dayrate they might otherwise earn in the future. The competitor has patents in most other jurisdictions in which we might choose to market the three semisubmersibles and, if it brought and was successful in similar actions in those jurisdictions, could restrict our ability to use the dual drilling activity structure and method in those jurisdictions as well. The competitor has also threatened to sue the builders of the GSF Development Driller I, GSF Development Driller II and GSF Development Driller III, and, if they are sued, we will owe defense and indemnity to the builders for claims of patent infringement. We believe that we have valid defenses to the allegations and intend to appeal the jury verdict. We do not expect that the matter will have a material adverse effect on our business or financial position, results of operations or cash flows.

Additional information regarding the risks described in our Annual Report on Form 10-K under the caption “WE ARE SUBJECT TO CHANGES IN TAX LAWS” is set forth below.

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

Our income tax returns are subject to review and examination in various countries. We are currently under review in various countries, and some of those countries have issued proposed adjustments to our tax returns. While we have agreed to certain adjustments in some of the countries, we believe that our tax returns are materially correct as filed, and we will defend ourselves against any adjustments that we determine to be unwarranted. For more information regarding these matters see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results—Income Taxes.” We cannot rule out the possibility that we may not prevail in all cases or that the final outcome of any future assessment may be adverse to us. However, we do not believe that the ultimate resolution of these outstanding or future assessments will have a material adverse affect on our financial position, results of operations and cash flows.

Additional information regarding the risks described in our Annual Report on Form 10-K under the caption “OUR BUSINESS INVOLVES NUMEROUS OPERATING HAZARDS AND WE ARE NOT FULLY INSURED AGAINST ALL OF THEM AND THE AMOUNT OF RISK AGAINST WHICH WE ARE NOT INSURED MAY INCREASE; THE OCCURRENCE OF AN UNINSURED OR UNIDENTIFIED EVENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION” is set forth below.

The catastrophic damage to the oil and gas industry infrastructure in the U.S. Gulf of Mexico brought about by Hurricanes Katrina and Rita and resulting insurance claims produced extremely large losses in the energy insurance market and has led to substantial increases in reinsurance premiums and significant restrictions in coverage for our direct insurance underwriters. As a result, when we completed our annual renewal, our insurance premiums increased from an estimated $32 million to approximately $68 million, in part due to an approximate 57% increase in insured hull values and a 161% increase in insured dayrates. We also experienced changes in our insurance coverage when we completed our annual renewal. Our deductible for insurance for rig physical damage remains at $10 million per occurrence, but an additional $20 million annual aggregate has now been imposed on us, which requires us to absorb the first $20 million of losses above the per occurrence deductible. We also have an $11 million per occurrence retention for liability claims. Our windstorm coverage for Gulf of Mexico claims is now subject to a $200 million annual aggregate limit. We have elected to insure only 78.5% of our Gulf of Mexico windstorm exposures, assuming a co-insurance of 21.5% of the $200 million annual aggregate. The increases in premiums and deductibles would have substantially reduced our insurance recoveries from the 2005 hurricanes if these changes were in effect at the time and they may subject us to increased risks and could materially and adversely affect our operations and financial condition in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF ORDINARY SHARES

The following table details our repurchases of ordinary shares for the three months ended September 30, 2006:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2006	2,068,036		$53.76	2,068,036	$1.4 billion	(2)
August 1 - 31, 2006	451,709		$52.72	451,709	$1.4 billion	(2)
September 1-30, 2006	2,755,162	(1)	$49.00	2,755,162	$1.2 billion	(2)
Total	5,274,907		$51.19	5,274,907

(1)	During September 2006, we repurchased a total 2,755,162 shares at an average price of $49.00 per share. As of September 30, 2006, transactions to purchase 137,595 of these shares were not yet settled and these shares are still included in our share base as of September 30, 2006. We purchased these shares with our cash from operations.
(2)	On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. All of the shares repurchased during the third quarter of 2006 were repurchased pursuant to this plan.

Item 5. Other Information

Twice during the third quarter of 2006, GlobalSantaFe Corporation amended and restated its written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provides for the purchase of GlobalSantaFe ordinary shares in support of our previously announced repurchase program.

Item 6. Exhibits

10.1

Revolving Credit Agreement dated as of August 15, 2006, among GlobalSantaFe Corporation, the lenders from time to time parties thereto, Citibank, N.A., Wells Fargo Bank, N.A., HSBC Bank USA, National Association and The Royal Bank of Scotland PLC (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2006).

10.2	Schedule of Compensation for Non Employee Directors effective October 1, 2006 (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2006).

12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

15.1	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION
(Registrant)

Dated: November 3, 2006	/s/ Michael R. Dawson
Michael R. Dawson
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)