Form 10-Q
period 2007-03-31
GLOBALSANTAFE CORP
filed 2007-05-04
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of April 30, 2007, was 227,973,262.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED MARCH 31, 2007

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

•	with respect to our new ultra-deepwater semisubmersible, the GSF Development Driller III, the estimate of the construction costs for the rig and its projected delivery date;

•	our estimation of the costs to remediate thruster defects on the GSF Development Driller I and the GSF Development Driller II and our expectation regarding who will bear those costs;

•	our expectation that we will likely replace the jackup GSF Adriatic IV, which was lost in a fire, and the GSF High Island III and GSF Adriatic VII, which were damaged in Hurricane Rita;

•	our expected insurance recoveries for certain of our rigs damaged by Hurricanes Katrina and Rita;

•	our estimates of loss of hire recoveries from our insurers;

•	our expectation that we will fund the costs we incur for the construction of the GSF Development Driller III, from our existing cash, cash equivalents balances, and future cash flow from operations;

•	our contract drilling and drilling management services revenue backlogs and the amounts expected to be realized in 2007;

•

our belief that we should prevail in the appeal of a proposed adjustment by the Internal Revenue Service and that the Internal Revenue Service could propose similar adjustments with respect to other periods;

•	the expected outcomes of legal and administrative proceedings, their materiality, potential insurance coverage and their expected effects on our financial position and results of operations;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work, contract terms and dayrates in those markets;

•	our expectation that the potential impact of cycles and market forces on our results of operations will be mitigated in part by our contract drilling backlog;

•	our expectations regarding supply and demand for equipment, ancillary services, and drilling rigs in various geographic markets;

•	our expectations regarding the time and impact of the entry into service of new rigs under construction, and rigs being upgraded or reactivated;

•	our expectation that further new rig construction announcements are likely;

•	estimated costs in 2007 for drilling management services;

•	our estimated capital expenditures in 2007;

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

•

our estimation that the Minerals Management Service of the U.S. Department of Interior or insurance underwriters, or both, may impose operating criteria in the U.S. Gulf of Mexico that could increase the capital cost or cost of operations or reduce the area of operations for rigs operating there, which could materially and adversely affect our operations in the U.S. Gulf of Mexico;

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

Factors that could cause or contribute to such differences include, but are not limited to (a) market conditions; (b) competition; (c) oil and natural gas price fluctuations; (d) changes in laws or regulations; (e) our ability to hire and retain qualified personnel; (f) additional new rig construction; and (g) such other risk factors as may be discussed herein, in the “Risk Factors” section under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, and subsequent reports filed with the U.S. Securities and Exchange Commission.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and its subsidiaries (the Company) as of March 31, 2007, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006, and the condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income and other comprehensive income, of shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 28, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

May 4, 2007

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDAT ED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

($ in millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Contract drilling	$767.7	$518.1
Drilling management services	126.2	144.7
Oil and gas	9.6	16.6

Total revenues	903.5	679.4

Expenses:
Contract drilling	333.2	269.0
Drilling management services	125.5	144.8
Oil and gas	5.4	5.6
Depreciation, depletion and amortization	79.0	73.7
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	(56.7)	(18.9)
General and administrative	26.4	24.4

Total operating expenses	512.8	498.6

Operating income	390.7	180.8
Other income (expense):
Interest expense	(10.9)	(9.2)
Interest capitalized	3.5	7.6
Interest income	5.0	8.2
Other	0.4	2.3

Total other income (expense)	(2.0)	8.9

Income before income taxes	388.7	189.7
Provision for income taxes:
Current tax provision	25.2	16.7
Deferred tax provision	21.8	10.1

Total provision for income taxes	47.0	26.8

Income from continuing operations	341.7	162.9
Income from discontinued operations, net of tax effect (Note 9)	5.7	—

Net income	347.4	162.9
Other comprehensive income (loss)	3.7	(2.4)

Total comprehensive income	$351.1	$160.5

Earnings per ordinary share (Basic):
Income from continuing operations	$1.48	$0.66
Income from discontinued operations	0.03	—

Net income	$1.51	$0.66

Earnings per ordinary share (Diluted):
Income from continuing operations	$1.46	$0.65
Income from discontinued operations	0.03	—

Net income	$1.49	$0.65

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDEN SED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in millions)

ASSETS

	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$412.7	$336.4
Marketable securities	41.1	12.5
Accounts receivable, net of allowances	654.9	653.4
Accounts receivable from insurers	89.5	138.9
Costs incurred on turnkey drilling projects in progress	18.4	11.0
Prepaid expenses	45.5	68.8
Other current assets	15.0	12.7

Total current assets	1,277.1	1,233.7

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,946.7 at March 31, 2007 and $1,886.4 at December 31, 2006	4,527.2	4,479.3
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $37.1 at March 31, 2007 and $35.0 at December 31, 2006	44.8	35.3

Net properties and equipment	4,572.0	4,514.6

Goodwill	333.8	339.2
Deferred tax assets	33.9	34.3
Other assets	120.1	98.4

Total assets	$6,336.9	$6,220.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2007	December 31, 2006
Current liabilities:
Accounts payable	$245.9	$284.5
Accrued compensation and related employee costs	90.7	111.5
Accrued income taxes	22.2	17.8
Accrued interest	8.9	6.6
Deferred revenues	16.1	13.1
Dividends payable	51.2	51.9
Capital lease obligations	1.8	9.3
Other accrued liabilities	62.3	68.4

Total current liabilities	499.1	563.1

Long-term debt	689.7	623.9
Capital lease obligations	15.8	15.4
Deferred tax liabilities	49.0	27.7
Pension and other post retirement benefits	58.2	64.5
Other long-term liabilities	79.3	78.5
Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600 million shares authorized, 227,392,347 shares and 230,470,382 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2.3	2.3
Additional paid-in capital	3,157.6	3,176.3
Retained earnings	1,877.8	1,764.1
Accumulated other comprehensive loss	(91.9)	(95.6)

Total shareholders’ equity	4,945.8	4,847.1

Total liabilities and shareholders’ equity	$6,336.9	$6,220.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$347.4	$162.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	79.0	73.7
Deferred income taxes	21.8	10.1
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	(56.7)	(18.9)
Stock-based compensation expense	14.3	14.4
Decrease (increase) in accounts receivable	4.6	(41.5)
Decrease in prepaid expenses and other current assets	13.6	19.6
(Increase) decrease in deferred mobilization costs	(20.5)	0.9
Decrease in accounts payable	(39.4)	(2.2)
Decrease in accrued liabilities	(20.5)	(3.7)
Increase (decrease) in deferred revenues	1.2	(0.3)
(Decrease) increase in other long-term liabilities	(5.0)	7.6
Contributions to defined benefit plans	(8.0)	(57.6)
Cash received from insurance for loss of hire and other recoveries	23.9	—
Other, net	1.3	(5.0)

Net cash flow provided by operating activities	357.0	160.0

Cash flows from investing activities:
Capital expenditures	(139.0)	(157.8)
Cash received from insurance for involuntary conversions of long-lived assets	51.9	—
Purchases of available-for-sale marketable securities	(87.9)	(667.5)
Proceeds from sales of available-for-sale marketable securities	59.7	689.7
Proceeds from disposals of properties and equipment	28.4	0.4

Net cash flow used in investing activities	(86.9)	(135.2)

Cash flows from financing activities:
Dividend payments	(51.9)	(55.1)
Borrowings under credit facility	100.0	—
Payments on credit facility	(35.0)	—
Excess tax deduction resulting from option exercises	1.5	3.2
Payments on capitalized lease obligations	(8.2)	(8.4)
Proceeds from issuance of ordinary shares	16.3	98.7
Payments for ordinary shares repurchased and retired	(216.5)	(93.9)

Net cash flow used in financing activities	(193.8)	(55.5)

Increase (decrease) in cash and cash equivalents	76.3	(30.7)
Cash and cash equivalents at beginning of period	336.4	562.6

Cash and cash equivalents at end of period	$412.7	$531.9

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2006	230,470,382	$2.3	$3,176.3	$1,764.1	$(95.6)	$4,847.1
Net income	—	—	—	347.4	—	347.4
Changes in unrealized gains on securities	—	—	—	—	0.1	0.1
Pension adjustments:
Recognized actuarial loss	—	—	—	—	2.1	2.1
Curtailment charge	—	—	—	—	0.6	0.6
Recognized actuarial loss-termination benefits	—	—	—	—	0.2	0.2
Amortization of prior service cost	—	—	—	—	0.7	0.7

Comprehensive income						351.1
Stock-based compensation:
Exercise of employee stock options	543,145	—	16.2	—	—	16.2
Issuance of stock-based awards	1,995	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	14.3	—	—	14.3
Income tax benefit	—	—	1.5	—	—	1.5
Shares repurchased and retired	(3,623,175)	—	(50.0)	(166.5)	—	(216.5)
Dividends declared	—	—	—	(51.2)	—	(51.2)
Cumulative effect of change in accounting for uncertain tax positions	—	—	—	(16.0)	—	(16.0)
Other	—	—	(0.8)	—	—	(0.8)

Balance at March 31, 2007	227,392,347	$2.3	$3,157.6	$1,877.8	$(91.9)	$4,945.8

See notes to condensed consolidated financial statements

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Description of Business

GlobalSantaFe Corporation is a worldwide offshore oil and gas drilling contractor, owning or operating an active fleet of 59 marine drilling rigs. As of March 31, 2007, our fleet included 43 cantilevered jackup rigs, 11 semisubmersibles, three drillships, and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. In 2006 we commenced construction of an additional semisubmersible, to be named the GSF Development Driller III. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

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

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Interim-period results may not be indicative of results expected for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with our audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our independent registered public accounting firm has performed a review of, and issued a report on, these condensed consolidated interim financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

Note 2—Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for net income follows:

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2007	2006
	(In millions, except share and per share amounts)
Numerator:
Income from continuing operations	$341.7	$162.9
Income from discontinued operations	5.7	—

Net income	$347.4	$162.9

Denominator:
Ordinary shares—Basic	230,374,717	246,524,153
Add effect of stock-based awards	3,295,423	4,240,417

Ordinary shares—Diluted	233,670,140	250,764,570

Earnings per ordinary share:
Basic:
Income from continuing operations	$1.48	$0.66
Income from discontinued operations	0.03	—

Net income	$1.51	$0.66

Diluted:
Income from continuing operations	$1.46	$0.65
Income from discontinued operations	0.03	—

Net income	$1.49	$0.65

The computation of diluted earnings per ordinary share excludes outstanding stock options and Stock Appreciation Rights (“SARs”) with stock prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of these options and SARs would have the effect of increasing diluted earnings per ordinary share (i.e. their effect would be “antidilutive”). A total of 96,587 SARs were excluded from the computation of diluted earnings per ordinary share for the three months ended March 31, 2007. All outstanding options had a lower exercise price than the average market price of GlobalSantaFe ordinary shares for the three months ended March 31, 2007, and accordingly no options were excluded from the calculation for that period. All outstanding options and SARs had a lower exercise price than the average market price of GlobalSantaFe ordinary shares for the three months ended March 31, 2006, and accordingly, no options or SARs were excluded from the calculation for that period.

Note 3—Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2007	2006
	($ in millions)
Revenues from external customers:
Contract drilling	$767.7	$518.1
Drilling management services	126.2	144.7
Oil and gas	9.6	16.6

Consolidated	$903.5	$679.4

Intersegment revenues:
Contract drilling	$1.8	$4.1
Drilling management services	4.7	4.3
Intersegment elimination	(6.5)	(8.4)

Consolidated	$—	$—

Total revenues:
Contract drilling	$769.5	$522.2
Drilling management services	130.9	149.0
Oil and gas	9.6	16.6
Intersegment elimination	(6.5)	(8.4)

Consolidated	$903.5	$679.4

Segment operating income (loss):
Contract drilling	$359.5	$180.2
Drilling management services	0.7	(0.1)
Oil and gas	2.1	8.2
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	56.7	18.9

Total segment operating income	419.0	207.2
Corporate expenses	(28.3)	(26.4)

Operating income	390.7	180.8
Other income (expense)	(2.0)	8.9

Income before income taxes	$388.7	$189.7

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is often not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to the loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. Results for the three months ended March 31, 2007 and 2006 were affected by revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $1.4 million for the three months ended March 31, 2007 and decreased segment operating income by $0.2 million for the three months ended March 31, 2006. Segment operating income was further affected by the deferral of turnkey drilling profit totaling $3.5 million and $0.2 million for the three months ended March 31, 2007 and March 31, 2006, respectively, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2007 drilling management services operating results totaled approximately $43.6 million at March 31, 2007. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of net periodic pension benefit cost for our pension plans for the three months ended March 31, 2007 and 2006, were as follows:

	Three Months Ended March 31,
	2007		2006
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
	(In millions)
Service cost—benefits earned during the period	$3.2	$2.6	$3.4	$2.0
Interest cost on projected benefit obligation	6.2	3.0	5.6	2.3
Expected return on plan assets	(7.7)	(4.3)	(6.5)	(2.9)
Recognized actuarial loss	1.8	0.3	3.2	0.3
Curtailment charge	0.6	—	—	—
Recognized actuarial loss—termination benefits	0.2	—	—	—
Amortization of prior service cost	0.7	—	1.0	—

Net periodic pension cost	$5.0	$1.6	$6.7	$1.7

Our funding objective is to fund participants’ benefits under the plans as they are earned. We contributed $8.0 million to our U.S. defined benefit plans in January 2007.

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100% of each participant’s contribution to the 401(k), up to six percent of eligible earnings. Charges to expense with respect to this plan totaled $2.5 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively. We also sponsor various defined contribution plans for certain of our U.K. employees. Charges to expense for these plans totaled $0.6 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

Note 5 — Involuntary Conversion of Long-Lived Assets, Related Recoveries and Gain on Dispositions of Equipment

During the third quarter of 2005, a number of our rigs were damaged as a result of hurricanes Katrina and Rita. All of these rigs have now returned to work with the exception of the GSF High Island III, which was sold in March 2007, and the GSF Adriatic VII, which was sold in December 2006. In the first quarter of 2007 we sold the GSF High Island III to a third party and collected proceeds of approximately $26.0 million, net of selling costs, and recorded a gain of $24.8 million, which represents the proceeds less the $1.2 million salvage value.

We collected $75.8 million in insurance recoveries in the first quarter of 2007 related to damage inflicted by hurricanes Katrina and Rita. Offsetting these collections in “Accounts receivable from insurers” are anticipated reimbursements for cash outlays to salvage our rigs damaged during the hurricanes.

We recorded a gain of $31.9 million in the first quarter of 2007, which represents amounts collected from insurers in excess of the estimated recoveries we recorded during the third quarter of 2005 related to the rigs damaged during these hurricanes. This gain, along with the $24.8 million gain recorded in connection with the sale of the GSF High Island III, resulted in a gain of $42.5 million, net of $14.2 million in taxes, for the first quarter of 2007.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the rigs that were damaged in the hurricanes were covered for physical damage under the hull and machinery provision of our insurance policy, which carried a deductible of $10 million per occurrence. In addition, three rigs damaged in Hurricane Katrina, the GSF Arctic I, GSF Development Driller I, and GSF Development Driller II, were covered by loss of hire insurance under which we are reimbursed for 100% of their contracted dayrate for up to a maximum of 270 days following 60 days (the “waiting period”) of lost revenue.

Our insurance policy provided that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we would bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita were separate occurrences. Based on remediations completed for the three rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, the only rig that was still out of service after the 60-day waiting period, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 6 —”Commitments and Contingencies,” during 2005 and 2006, we recorded $25.4 million ($3.8 million in the fourth quarter of 2005, $18.9 million in the first quarter of 2006, and $2.7 million in second quarter of 2006) in estimated loss of hire insurance recoveries with respect to the GSF Development Driller I. We collected $12.8 million of this claim in the first quarter of 2007, and we are in discussions with the underwriters with respect to the remainder of the claim. None of the jackup rigs damaged during Hurricane Rita was insured for loss of hire and, therefore, a single $10 million hull and machinery deductible was applicable to claims for damage to the rigs caused by Hurricane Rita. This deductible was recognized as a loss in the third quarter of 2005.

Note 6 – Commitments and Contingencies

CAPITAL COMMITMENTS

In the first quarter of 2006, we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs, contract compliance costs, and capitalized interest. We have incurred a total of approximately $228 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, capital spares, start-up costs, and contract compliance costs, as of March 31, 2007.

CONTINGENCIES

In 1998, we entered into a fixed-price contract for the construction of a dynamically positioned, ultra-deepwater drillship, the GSF Jack Ryan, which began operating in December 2000. Pursuant to a 20-year capital lease agreement, we subsequently novated the construction contract for the drillship to one financial institution (the “Lessor”), which owned the drillship and leased it to us. We deposited with three large foreign banks (the “Payment Banks”) amounts equal to the progress payments that the Lessor would be required to make under the construction contracts, less a lease benefit of approximately $31 million (the “Defeasance Payment”). In exchange for the deposits, the Payment Banks assumed liability for making rental payments required under the lease and the Lessor legally released us as the primary obligor of such rental payments. Accordingly, we recorded no capital lease obligation on our balance sheet with respect to the GSF Jack Ryan.

We continue to have interest rate risk in connection with the fully defeased financing lease for the GSF Jack Ryan. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the March 31, 2007, LIBOR rate of 5.59% were to continue over the next six years, we would be required to fund an additional estimated $18.0 million for the GSF Jack Ryan during that period. Any additional payments made by us pursuant to the financing lease would increase the carrying value of our leasehold interest in the GSF Jack Ryan and therefore be reflected in higher depreciation expense over its then-remaining useful life. We do not expect that, if required, any additional payments made under this lease would be material to our financial position, results of operations or cash flows in any given year.

During the second quarter of 2005, we discovered a defect and resulting damage in the thruster nozzles on our two ultra-deepwater semisubmersibles, the GSF Development Driller I and GSF Development Driller II. Both rigs were being remediated for the thruster defect and resulting damage when they sustained additional damage as a result of Hurricane Katrina. This additional damage further delayed the start of the initial drilling contracts for the GSF Development Driller I

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the GSF Development Driller II. Remediations of the GSF Development Driller II were completed and the rig went on contract in November 2005. The thruster defect and damage from Hurricane Katrina further delayed the start of the initial drilling contract for the GSF Development Driller I until June 2006.

We have made claims under our loss of hire insurance for the GSF Development Driller I and GSF Development Driller II for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, we are entitled to reimbursement for our full dayrate for up to 270 days after a 60-day waiting period. Significant unresolved issues remain as to the proper application of the loss of hire waiting period, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverages. During 2005 and 2006, we recorded $25.4 million ($3.8 million in the fourth quarter of 2005, $18.9 million in the first quarter of 2006, and $2.7 million in second quarter of 2006) in estimated loss of hire insurance recoveries with respect to the GSF Development Driller I. We collected $12.8 million of this claim in the first quarter of 2007, and we are in negotiations with the underwriters with respect to the remainder of the claim. We deemed the collection of the $25.4 million claim to be probable under the assumption that the rig will bear two consecutive 60-day waiting periods, one for the thruster damage claim and one for the hurricane damage claim. The GSF Development Driller II was not out of service longer than the combined 120-day waiting period and therefore no loss of hire recoveries have been recorded for this rig. When the loss of hire claims are resolved with the underwriters, the amount of loss of hire recoveries could be different than the amount currently recorded.

In connection with an audit of the 2002 and 2003 United States federal income tax returns of our United States subsidiaries, the Internal Revenue Service (“IRS”) has proposed that interest payments made between one of our domestic subsidiaries and a foreign subsidiary with respect to certain intercompany notes incurred in connection with the business combination of Global Marine Inc. and Santa Fe International Corporation were subject to withholding of United States federal income tax at a 30% rate and that, as a result, the domestic subsidiary owes additional tax of approximately $50.6 million (plus interest). The IRS may also raise the same issue for interest payments made pursuant to such notes in 2004 through 2006, which would result in adjustments of additional tax of approximately $25.3 million per year for a total of $75.9 million, plus interest. We believe that a 0% withholding tax rate applies to such interest payments. We are appealing this proposed adjustment, and intend to vigorously defend our position. We believe that we should prevail on this issue; consequently, we have made no accrual for this proposed adjustment.

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

We and two of our subsidiaries were defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleged that the dual drilling structure and method utilized by the GSF Development Driller I and the GSF Development Driller II semisubmersibles infringe on United States patents granted to Transocean. We entered into a settlement agreement with Transocean, effective February 14, 2007, in which we were granted a personal, worldwide, royalty bearing and non-exclusive license to operate dual activity rigs under the Transocean patents. Further information regarding the lawsuit and the primary terms of the settlement are set forth under Note 6 – Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2006, which information is incorporated herein by reference.

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The same subsidiary is a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arises out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by our subsidiary. Union has alleged that the subsidiary is required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. GlobalSantaFe Corporation has also been named as a defendant in the pending litigation. Union has stated that it intends to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and seeks to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. The parties have now tentatively agreed to settle that lawsuit, with our subsidiary having agreed to pay an amount from funds previously received from insurance underwriters, and with no contribution from GlobalSantaFe Corporation.

We and a number of our subsidiaries were named as defendants in two lawsuits claiming that the GSF Adriatic VII caused damage to a platform in the South Marsh Island area of the U.S. Gulf of Mexico when the rig broke free from its location during Hurricane Rita. On September 20, 2006, Devon Energy Corporation and Pogo Producing Company filed suit in the United States District Court for the Southern District of Texas, Houston Division, claiming that the defendants caused damage in an amount exceeding $75 million. On the same day Apache Corporation, as successor in interest to BP p.l.c., filed suit against the defendants in the United States District Court for the Western District of Louisiana, Lafayette Division, claiming damage in an unspecified amount. We have not been presented with evidence indicating that the GSF Adriatic VII caused the damage, if any, claimed by plaintiffs. In any event, we believe that we will be entitled to the benefits of the Act of God defense. Any liability arising therefrom, including legal fees and expenses, will be paid by our insurance underwriters.

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site. We and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has now been entered by the court. The parties to the settlement have entered into a participation agreement, which makes us liable for approximately eight percent of the remediation and related costs. The remediation is complete, and we believe our share of the future operation and maintenance costs of the site is not material. There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

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

One of our subsidiaries has recently been ordered by the California Regional Water Quality Control Board to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California. This site was formerly owned and operated by certain of our subsidiaries. It is presently owned by an unrelated party, which has also received an order to develop a testing plan for the property. Although the testing plan has not yet been developed and approved, testing costs are expected to be in the range of $200,000. We have also been advised that another subsidiary is likely to be named by the EPA as a PRP for the San Gabriel Valley, Area 3, Superfund site, which includes this property. We have no knowledge at this time of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party. The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

One of our subsidiaries has been requested to contribute approximately $140,000 toward remediation costs of the Environmental Protection Corporation (“EPC”) Eastside Disposal Facility near Bakersfield, California, by a company that has taken responsibility for site remediation from the California Department of Toxic Substances Control. Our subsidiary is alleged to have been a small contributor of the wastes that were improperly disposed by EPC at the site. We have undertaken an investigation as to whether our subsidiary is a liable party, what the total remediation costs may be and the amount of waste that may have been contributed by other parties. Until that investigation is complete we are unable to assess our potential liability, if any, for this site.

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 11, 2005, one of our dissolved subsidiaries, Santa Fe Minerals, Inc., was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit named nineteen other defendants, all of which were alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specified 95 wells drilled on the property in question beginning in 1939, and alleges that our subsidiary, which is a dissolved corporation that no longer conducts operations or holds assets, was the operator or non-operating partner in 13 of the wells during certain periods of time. The plaintiffs alleged that the defendants were liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, and improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra-hazardous activity, and that they violated various state statutes. The lawsuit sought unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. Experts retained by the plaintiffs issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claimed that over $300 million would be required to properly remediate the contamination. The experts retained by the defendants conducted their own investigation and concluded that the remediation costs would amount to no more than $2.5 million.

The plaintiffs and the codefendant have threatened to add GlobalSantaFe Corporation as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law. The single business enterprise doctrine is an equitable construct created and applied by the judiciary to impose liability against the parent company or a different subsidiary or affiliated companies where more than one company represents precisely the same single interests. The single business enterprise doctrine is similar to corporate veil piercing doctrines. On August 16, 2006, Santa Fe Minerals, Inc. and its immediate parent company, 15375 Memorial Corporation, which is also an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Later that day, the plaintiffs dismissed Santa Fe Minerals, Inc. from the lawsuit. Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe Corporation and two other subsidiaries in the lawsuit. We believe that these legal theories should not be applied against GlobalSantaFe Corporation or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability. The codefendant also seeks to dismiss the bankruptcies. The efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe Corporation were rejected by the Court in Avoyelles Parish and the lawsuit against the other defendant went to trial on February 19, 2007. The action was resolved at trial with a purported $20 million settlement by the codefendant, who will attempt to seek contribution from us for some or all of that amount. We also filed an action with the Delaware Court asking that any such alter ego claims be heard there. We intend to continue to vigorously defend against any action taken in an attempt to impose liability against us under these theories or otherwise.

Note 7 – Supplemental Cash Flow Information – Noncash Investing and Financing Activities

Cash payments for capital expenditures for the three months ended March 31, 2007, include $13.7 million that was accrued but unpaid at December 31, 2006. Cash payments for capital expenditures for the three months ended March 31, 2006, include $49.8 million that was accrued but unpaid at December 31, 2005. Accrued but unpaid capital expenditures at March 31, 2007, totaled $14.4 million. This amount is included in “Accounts payable” on the Condensed Consolidated Balance Sheet at March 31, 2007.

In connection with damage sustained by our rigs from hurricanes Katrina and Rita (see Note 5), we have accrued a receivable of approximately $87.2 million, which represents amounts expected to be recovered from our insurance underwriters, including loss of hire recoveries. This amount is included in “Accounts receivable from insurers”, along with various other insurance claims receivables, on the Condensed Consolidated Balance Sheet as of March 31, 2007.

In March 2007, our Board of Directors declared a regular quarterly cash dividend for the first quarter of 2007 of $0.225 per ordinary share, payable to shareholders of record as of the close of business on March 31, 2007. This first quarter dividend in the amount of $51.2 million was paid on April 13, 2007.

Note 8 – Share Repurchase

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. During the first quarter of 2007 we repurchased a total of 3,344,675 shares for $200.0 million at an average price of $59.80 per share.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 – Discontinued Operations

On May 21, 2004, we completed the sale of our land drilling business to Precision Drilling Corporation. Our land drilling business consisted of a fleet of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt, and three in Oman. During the second quarter of 2004 we recorded a $5.7 million contingent tax liability related to the sale of our Egyptian land rigs. During the first quarter of 2007, we concluded the tax audit for the 2004 tax year and the tax return filing position related to the contingent tax liability was favorably resolved. As a result, we released the $5.7 million reserve, which is classified as “Income from discontinued operations” in the Condensed Consolidated Statements of Income.

Note 10—Recently Adopted Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $10.7 million increase in the liability for uncertain tax positions taken on previously filed tax returns, which was accounted for as a $16.0 million decrease in retained earnings and a $5.3 million decrease in goodwill for items related to events that took place prior to the business combination of Global Marine Inc. and Santa Fe International Corporation.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. In conjunction with the adoption of FIN 48 we recognized approximately $8.5 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $10.7 million of unrecognized benefit noted above. The amount of interest recognized during the first quarter of 2007 was insignificant to our financial results.

As of March 31, 2007, our unrecognized tax benefits totaled $43.3 million.

Note 11—Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard, which becomes effective at the beginning of the first fiscal year that begins after November 15, 2007, provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons. We are still evaluating the impact this statement will have on our operations and financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a worldwide offshore oil and gas drilling contractor, owning or operating an active fleet of 59 marine drilling rigs. Our fleet includes 43 cantilevered jackup rigs, 11 semisubmersibles, three drillships and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. During the first quarter of 2006, we commenced a construction project for an additional semisubmersible, to be named the GSF Development Driller III.

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

We derive substantially all of our revenues from our contract drilling and drilling management services operations, which depend on the level of drilling activity in offshore oil and natural gas exploration and development markets worldwide. These operations are subject to a number of risks, many of which are outside our control. For a discussion of these risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and “Part II—Item 1A. Risk Factors” herein.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. These estimates and assumptions affect the carrying values of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the period. Actual results could differ from such estimates and assumptions. For a discussion of critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Operating Results

SUMMARY

Data relating to our operations by business segment follows (dollars in millions):

	Three Months Ended March 31,
	2007	2006	Increase / (Decrease)
Revenues:
Contract drilling	$769.5	$522.2	47%
Drilling management services	130.9	149.0	(12)%
Oil and gas	9.6	16.6	(42)%
Less: Intersegment revenues	(6.5)	(8.4)	(23)%

	$903.5	$679.4	33%

Operating income (loss):
Contract drilling	$359.5	$180.2	100%
Drilling management services	0.7	(0.1)	N/A
Oil and gas	2.1	8.2	(74)%
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	56.7	18.9
Corporate expenses	(28.3)	(26.4)	7%

	$390.7	$180.8	116%

Operating income increased by $209.9 million to $390.7 million for the three months ended March 31, 2007, from $180.8 million for the three months ended March 31, 2006, due primarily to higher dayrates, the addition of the GSF Development Driller I to our fleet during the second quarter of 2006, and an improvement in turnkey drilling performance, offset in part by a decrease in oil revenues, due primarily to the timing of oil sales from our Broom Field in the North Sea. Operating income for the three months ended March 31, 2007 includes gains from insurance recoveries and the sale of the GSF High Island III totaling $56.7 million. Operating income for the three months ended March 31, 2006 includes $18.9 million in estimated loss of hire recoveries. (See “Involuntary Conversion of Long-Lived Assets, Related Recoveries and Gain on Dispositions of Equipment” later in this section.)

Our contract drilling backlog at March 31, 2007, totaled approximately $9.9 billion, consisting of $9.0 billion related to our executed contracts and $0.9 billion related to customer commitments for which contracts had not yet been executed. Approximately $2.6 billion of this $9.9 billion backlog is expected to be realized during the remainder of 2007. Our contract drilling backlog at December 31, 2006, was $10.6 billion.

Current Market Conditions and Trends

Although conditions continue to be strong in all of our markets other than the U.S. Gulf of Mexico jackup market, historically the offshore drilling business has been cyclical, with periods of high demand, inadequate rig supply and increasing dayrates, which have characterized the condition of the market for the last few years, being followed by periods of low demand or excess rig supply, resulting in lower utilization and decreasing dayrates. These cycles have been volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers, the highly competitive nature of the offshore drilling industry and the construction of new rigs. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates appear to be improving, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. The potential impact of these cycles and market forces on our results of operations is expected to be mitigated in part by our contract drilling backlog which totaled $9.9 billion at March 31, 2007.

A summary of current industry market conditions and trends in our areas of operations follows:

International

Our current international market outlook for 2007 is that demand for drilling rigs will continue to exceed the available supply, due in part to the high percentage of the industry’s rigs that will remain on long-term contracts through the period. This supply-demand imbalance is expected to result in continuing high levels of utilization and strong dayrates for rigs with available rig time. These market conditions, which have existed for the past few years, have led to a substantial number of orders being placed with shipyards for the construction of additional rigs by both existing and recently formed drilling contractors.

Newbuilds

Thirteen premium jackup newbuild rigs have entered the market since January 1, 2006, and construction is in progress or contracts have been announced for the construction of 66 additional premium jackup rigs, an increase in the worldwide premium jackup fleet of approximately 42%. In the deepwater and ultra-deepwater rig class, there have been announcements of the upgrade of five semisubmersibles to deepwater or ultra-deepwater capability and the construction of 54 new high-specification rigs, an increase in the number of units in this class of approximately 54%. Most of these rigs, including our GSF Development Driller III, are ultra-deepwater units and represent an increase in the worldwide ultra-deepwater fleet of approximately 170%. Deliveries for these units are forecast to occur from the second quarter of 2007 through 2010, with the majority of the newbuild jackups scheduled for delivery in 2007 and 2008. A number of the shipyard contracts for units currently under construction provide for options for the construction of additional units, and we believe further new construction announcements are likely for all classes of rigs. We expect that the delivery of a number of the newbuild units, primarily the deepwater and ultra-deepwater rigs, will be delayed. Delays will be attributable to numerous factors including: the use of new, untested rig designs; the use of shipyards with little or no experience in building offshore drilling units; delays in the deliveries of equipment; and a shortage of experienced, qualified commissioning personnel. During prior periods of high utilization and dayrates, the entry into service of newly constructed, upgraded and reactivated rigs created an oversupply of drilling units and a decline in utilization and dayrates, sometimes for extended periods of time as rigs were absorbed into the active fleet. At the present time, we believe that demand for jackup rigs through 2007 is adequate to absorb the new rigs expected to be delivered into the active market without a major impact on industry utilization rates and dayrates. The marketing of the newbuild jackups scheduled for delivery after 2007, however, could have a negative effect on jackup dayrates, even in advance of the rigs’ delivery dates. Further increases in the number of new drilling units under construction could exacerbate any such future negative effect. We expect the market for deepwater and ultra-deepwater rigs to remain in balance through 2010 due to the later delivery dates for this class of rigs, the contracted status of existing rigs and apparent strong demand from customers.

Deepwater and Ultra-Deepwater Market

Virtually all deepwater and ultra-deepwater class units in the industry are contracted through 2008 and customers continue to bring additional deepwater and ultra-deepwater requirements to the market. In some cases, however, customers with rigs under long-term contracts have offered to sublease time to other customers. To the extent excess rig demand cannot be satisfied through rig subleases, projects will have to be deferred until 2009 or later, when a number of ultra-deepwater newbuild units without contracts are scheduled to be delivered. We expect this market to remain in balance through 2010.

U.S. Gulf of Mexico

Both utilization and dayrates for jackups were soft in the U.S. Gulf of Mexico during the first quarter of 2007, with a number of rigs being idle. Although dayrates remain high by historical standards, in early 2007 some jackup rigs in the U.S. Gulf of Mexico market were contracted at dayrates substantially lower than those which prevailed in 2006. A number of rigs departed the U.S. Gulf of Mexico during 2006 and early 2007, however, including four of our rigs scheduled to commence long-term contracts offshore Saudi Arabia, reducing the marketed supply of jackup units to 81 by the end of January 2007. There have been announcements of the intended departure of an additional nine rigs during the first half of 2007, which will further reduce the marketed supply of jackups in the U.S. Gulf of Mexico to the low 70’s. Despite this decline in marketed supply, utilization has remained relatively weak since the start of the year as customers have been slow to execute drilling plans. Whether dayrates will increase in the future, signifying an improved balance between supply and demand, will depend in part on customers’ willingness to contract jackups during the hurricane season, which will begin in June.

The U.S. Gulf of Mexico market for semisubmersibles and drillships of all water depth capabilities continues to be strong.

North Sea

We believe that the North Sea market for mid-water depth semisubmersibles, heavy-duty harsh environment (“HDHE”) jackups and standard jackups remains strong, although over the first quarter of 2007 there were relatively few new contracts awarded due to the lack of available rigs. Some customers have offered to sublease rig time to other customers during 2007, particularly for semisubmersibles, which may indicate that these customers do not have sufficient work to utilize all of their contracted rig days. Some subleases have already been entered into and there appears to be sufficient near-term demand from customers to fill these gaps in other customers’ contracts. We have not observed any negative impact on market rates as a result of this subleasing activity. We expect that customers will begin to source rigs for 2008 and beyond during the second and third quarters of 2007 and we believe markets for all classes of rigs in the North Sea will remain strong through 2007.

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

Southeast Asia

The market for jackups in Southeast Asia remains strong. We are forecasting demand to exceed supply for the majority of 2007, supporting current high dayrates. Although there are a large number of jackups under construction in the region, the newbuild units have yet to have a significant impact on the supply-demand imbalance. Recently, however, we have observed an increase in the number of rigs responding to requests for bids from customers which could be an indicator of an imbalance in the future. In view of the relatively small number of heavy-lift vessels available to transport jackups from the shipyards to other areas, we expect that the Southeast Asia Region will be forced to absorb a large number of the newbuild jackups due to be delivered in 2007 and 2008. This increase in the available units in the region could have a negative effect on dayrates. The deepwater market in the Southeast Asia region, although relatively minor compared to the major deepwater markets in the U.S. Gulf of Mexico, West Africa and Brazil, is expected to continue to be strong as customers have announced multiple projects for deepwater units in 2008 and beyond.

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

We currently have two jackups in the South American market and we will be mobilizing two of our semisubmersible units into the area in 2007 to fulfill contracts in this market. We expect the South American jackup market to remain tight throughout 2007 and the market for deepwater and ultra-deepwater units to continue to strengthen due to the Brazilian national oil company’s aggressive five-year drilling campaign.

CONTRACT DRILLING OPERATIONS

Data with respect to our contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)
Contract drilling revenues by area: (1)
West Africa	$202.8	$107.2	89%
U.S. Gulf of Mexico	164.7	104.6	57%
North Sea	139.2	93.6	49%
Southeast Asia	93.6	61.5	52%
Middle East	61.5	30.8	100%
Mediterranean Sea	55.7	17.5	218%
South America	21.5	49.8	(57)%
Other	30.5	57.2	(47)%

	$769.5	$522.2	47%

Average rig utilization by area:
West Africa	99%	99%	—%
U.S. Gulf of Mexico	88%	82%	7%
North Sea	91%	100%	(9)%
Southeast Asia	100%	100%	—%
Middle East (2)	60%	87%	(31)%
Mediterranean Sea	100%	100%	—%
South America	100%	100%	—%
Other	100%	100%	—%

Total average rig utilization:	90%	94%

Average revenues per day: (3)	$159,500	$101,000

(1)	Includes revenues earned from affiliates.
(2)	For the three months ended March 31, 2007, Middle East utilization includes four rigs which mobilized from the U.S. Gulf of Mexico and were in the shipyard as of March 31, 2007 in preparation for new contracts to commence in the second quarter of 2007.
(3)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days, adjusted to exclude days under contract at zero dayrate. The calculation of average revenues per day excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $11.2 million and $24.3 million for the three months ended March 31, 2007 and 2006, respectively. Average revenues per day including these reimbursed expenses would have been $161,900 and $105,900 for the three months ended March 31, 2007 and 2006, respectively.

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Contract drilling revenues before intersegment eliminations increased $247.3 million to $769.5 million for the three months ended March 31, 2007, as compared to $522.2 million for the 2006 first quarter. Higher dayrates and utilization for our deepwater drilling fleet accounted for $53.5 million and $33.4 million, respectively, of this increase, along with higher dayrates for our jackups and other semisubmersibles in our West Africa, North Sea, Southeast Asia, Middle East, and Mediterranean Sea fleets, which contributed an additional $63.8 million, $48.8 million, $38.5 million, $33.1 million, and $24.7 million, respectively. These increases were offset by a decline in utilization for the jackup GSF Galaxy II, which moved from Canada to the North Sea and then to a shipyard for repairs during the first quarter of 2007, and four jackup rigs, offshore Saudi Arabia, that moved from the U.S. Gulf of Mexico to the Middle East during the first quarter of 2007, along with a decline in reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income.

Average dayrates for the first quarter of 2007 increased throughout virtually all of our areas of operation compared to the prior year quarter. The increase in utilization for our deepwater fleet, as discussed above, was primarily attributable to the addition of the deepwater semisubmersible GSF Development Driller I, which was under construction during the first quarter of 2006 and commenced operations in the U.S. Gulf of Mexico during the second quarter of 2006, and the drillship GSF Explorer, which was mobilizing from Turkey to the U.S. Gulf of Mexico during the first quarter of 2006.

The mobilization of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These mobilizations were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Explorer	Drillship	Other (Black Sea)	U.S. Gulf of Mexico	Mar-06
GSF High Island IX	Cantilevered Jackup	Middle East	West Africa	Apr-06
GSF Constellation II	Cantilevered Jackup	South America	Mediterranean	May-06
GSF Development Driller I	Semisubmersible	Shipyard	U.S. Gulf of Mexico	Jun-06
GSF Aleutian Key	Semisubmersible	South America	West Africa	Dec-06
GSF High Island IV	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Jan-07
GSF Main Pass I	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Jan-07
GSF Main Pass IV	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Jan-07
GSF Galaxy II	HDHE Jackup	Other (Canada)	North Sea	Feb-07
GSF High Island II	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Feb-07

Contract drilling operating income and margin (operating income as a percentage of revenues, excluding intersegment revenues and expenses), increased to $359.5 million and 46.8%, respectively, for the three months ended March 31, 2007, from $180.2 million and 34.8%, respectively, for the first quarter of 2006 due primarily to the higher dayrates discussed above, offset in part by higher labor, repair and maintenance expenses, and insurance. Contract drilling depreciation expense also increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due primarily to the addition of the GSF Development Driller I semisubmersible, which was placed in service during the second quarter of 2006.

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

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Drilling management services revenues before intersegment eliminations decreased by $18.1 million to $130.9 million in the three months ended March 31, 2007 from $149.0 million in the first quarter of 2006. This decrease consisted of $12.2 million attributable to a decrease in the number of turnkey projects performed, $6.7 million attributable to a decrease in average revenues per turnkey project, and a $1.0 million decrease in daywork and other revenues. These decreases were offset in part by $1.8 million attributable to an increase in reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. We performed 16 turnkey projects in the first quarter of 2007 (12 wells drilled and four well completions) compared to 18 turnkey projects in the first quarter of 2006 (14 wells drilled and four well completions).

Our drilling management services segment reported operating income, excluding intersegment revenues and expenses, of $0.7 million in the first quarter of 2007 compared to a loss of $0.1 million for the first quarter of 2006. The primary reason for the improvement in turnkey drilling operating results was improved margins on turnkey wells drilled during the first quarter of 2007, offset in part by the deferral of $3.5 million of turnkey drilling profit related to wells in which our oil and gas division was either the operator or held a working interest, as compared to profit deferrals of $0.2 million in the same period of 2006. First quarter 2007 results include a $2.9 million loss related to one of our 16 projects completed during the quarter. Our results for the first quarter of 2006 included losses of $5.1 million related to two turnkey wells completed in the first quarter of 2006.

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is often not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to the loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. Results for the three months ended March 31, 2007 and 2006 were affected by revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $1.4 million for the three months ended March 31, 2007 and decreased segment operating income by $0.2 million for the three months ended March 31, 2006. Segment operating income was further affected by the deferral of turnkey drilling profit totaling $3.5 million and $0.2 million for the three months ended March 31, 2007 and March 31, 2006, respectively, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2007 drilling management services operating results totaled approximately $43.6 million at March 31, 2007. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2006 drilling management services operating results totaled approximately $36.4 million at March 31, 2006.

OIL AND GAS OPERATIONS

We acquire interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Oil and gas revenues decreased by $7.0 million to $9.6 million for the three months ended March 31, 2007, from $16.6 million for the three months ended March 31, 2006. Decreases in oil revenues due primarily to the timing of oil sales from our Broom Field in the North Sea, along with decreases in oil prices and gas prices, accounted for $7.7 million, $0.8 million and $1.0 million, respectively, of this decrease, offset in part by an increase of $2.5 million due to higher gas production.

Operating income from our oil and gas operations decreased by $6.1 million to $2.1 million for the three months ended March 31, 2007 from $8.2 million for same period in 2006, due to the decreased revenues discussed above, along with increased compensation expense in 2007.

INVOLUNTARY CONVERSION OF LONG-LIVED ASSETS, RELATED RECOVERIES AND GAIN ON DISPOSITIONS OF EQUIPMENT

During the third quarter of 2005, a number of our rigs were damaged as a result of hurricanes Katrina and Rita. All of these rigs have now returned to work with the exception of the GSF High Island III, which was sold in March 2007, and the GSF Adriatic VII, which was sold in December 2006. In the first quarter of 2007 we sold the GSF High Island III to a third party and collected proceeds of approximately $26.0 million, net of selling costs, and recorded a gain of $24.8 million, which represents the proceeds less the $1.2 million salvage value.

We collected a total of $185.1 million in insurance recoveries in the first quarter of 2007 related to damage inflicted by hurricanes Katrina and Rita. Offsetting these collections in “Accounts receivable from insurers” are anticipated reimbursements for cash outlays to salvage our rigs damaged during the hurricanes.

We recorded a gain of $31.9 million in the first quarter of 2007 which represents amounts collected in excess of the estimated recoveries we recorded during the third quarter of 2005 related to the rigs damaged during these hurricanes. This gain, along with the $24.8 million gain recorded in connection with the sale of the GSF High Island III, resulted in a gain of $42.5 million, net of $14.2 million in taxes, for the first quarter of 2007.

All of the rigs that were damaged in the hurricanes were covered for physical damage under the hull and machinery provision of our insurance policy, which carried a deductible of $10 million per occurrence. In addition, three rigs damaged in Hurricane Katrina, the GSF Arctic I, GSF Development Driller I, and GSF Development Driller II, were covered by loss of hire insurance under which we are reimbursed for 100% of their contracted dayrate for up to a maximum of 270 days following 60 days (the “waiting period”) of lost revenue.

Our insurance policy provided that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we would bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita were separate occurrences. Based on remediations completed for the three rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, the only rig that was still out of service after the 60-day waiting period, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 6 —”Commitments and Contingencies,” during 2005 and 2006, we recorded $25.4 million ($3.8 million in the fourth quarter of 2005, $18.9 million in the first quarter of 2006, and $2.7 million in second quarter of 2006) in estimated loss of hire insurance recoveries with respect to the GSF Development Driller I. We collected $12.8 million of this claim in the first quarter of 2007, and we are in discussions with the underwriters with respect to the remainder of the claim. None of the jackup rigs damaged during Hurricane Rita was insured for loss of hire and, therefore, a single $10 million hull and machinery deductible was applicable to claims for damage to the rigs caused by Hurricane Rita. This deductible was recognized as a loss in the third quarter of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first quarter of 2007 increased by $1.9 million to $28.3 million from $26.4 million for the first quarter of 2006. The increase in expense was due primarily to an increase in software programming costs and compensation costs.

OTHER INCOME AND EXPENSE

Interest expense increased to $10.9 million from $9.2 million for the three months ended March 31, 2006 due primarily to borrowings under our revolving credit facility.

Interest capitalized for the three months ended March 31, 2007 and 2006 is due primarily to the capitalization of interest costs in connection with our rig expansion program discussed in “Liquidity and Capital Resources – Investing and Financing Activities.”

Interest income decreased to $5.0 million for the three months ended March 31, 2007, from $8.2 million for the comparable period in 2006 due primarily to lower average cash, cash equivalents and marketable securities balances during the first quarter of 2007.

Other income of $0.4 million for the three months ended March 31, 2007, consists primarily of dividend income related to our interest in an affiliated subsidiary accounted for under the cost method. Other income of $2.3 million for the three months ended March 31, 2006, consists primarily of realized gains on marketable securities related to our nonqualified pension plans.

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

Our effective income tax rate on income from continuing operations for financial reporting purposes was 12.1% for the three months ended March 31, 2007. Tax expense for the quarter includes $14.2 million of additional expense on total gains of $56.7 million from the sale of the GSF High Island III and amounts collected from insurers in excess of our original estimated recoveries. During the quarter, we finalized tax returns and tax audits related to prior years at a lower amount of tax than we accrued in prior years. As a result, tax expense was decreased by $2.1 million due to lower than estimated expense on tax return filings and $1.2 million from the favorable conclusion of 2003 and 2004 Egyptian tax audits. The net effect of these discrete items was to increase the effective income tax rate for the quarter from 9.3% to 12.1%.

On May 21, 2004, we completed the sale of our land drilling business to Precision Drilling Corporation. During the second quarter of 2004 we recorded a $5.7 million contingent tax liability related to the sale of our Egyptian land rigs. During the first quarter of 2007, we concluded the 2004 Egyptian tax audit and the tax return filing position related to contingent tax liability was favorably resolved. As a result, we released the $5.7 million reserve, which is classified as “Income from discontinued operations” in the Condensed Consolidated Statements of Income.

Our effective income tax rate for financial reporting purposes was 14% for the three months ended March 31, 2006. The rate for the quarter included additional tax expense accrued to settle tax audits and to finalize tax liabilities due upon the filing of tax returns during the first three months of the year. These discrete items increased the effective tax rate from 13% to 14% for the quarter.

We currently anticipate that, before discrete items, our annual effective tax rate for financial reporting purposes will be in the range of 11% to 12% for the remainder of 2007.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $10.7 million increase in the liability for uncertain tax positions taken on previously filed tax returns, which was accounted for as a $16.0 million decrease in retained earnings and a $5.3 million decrease in goodwill for items related to events that took place prior to the business combination of Global Marine Inc. and Santa Fe International Corporation.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, we recognized approximately $8.5 million for the payment of interest and penalties at January 1, 2007 which is included as a component of the $10.7 million unrecognized benefit noted above. The amount of interest recognized during the first quarter of 2007 was insignificant to our financial results.

As of March 31, 2007, our unrecognized tax benefits totaled $43.3 million.

In connection with an audit of the 2002 and 2003 United States federal income tax returns of our United States subsidiaries, the Internal Revenue Service (“IRS”) has proposed that interest payments made from one of our domestic subsidiaries to one of our foreign subsidiaries with respect to certain notes issued in connection with the business combination of Global Marine Inc. and Santa Fe International Corporation were subject to withholding of United States federal income tax at a 30% rate and that, as a result, the domestic subsidiary owes additional tax of approximately $50.6 million plus interest. The IRS may also raise the same issue for interest payments made pursuant to such notes in 2004 through 2006, which would result in proposed adjustments of additional tax of approximately $25.3 million per year for a total of $75.9 million, plus interest. We believe that a 0% withholding tax rate applies to such interest payments. We have protested the adjustment proposed in the revenue agent’s report and are awaiting an appeal conference. We intend to vigorously defend our position. We believe that we should prevail on this issue; consequently, we have made no accrual for this proposed adjustment.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. At March 31, 2007, we had $453.8 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $348.9 million in cash, cash equivalents and marketable securities at December 31, 2006, all of which were unrestricted. Cash generated from operating activities totaled $357.0 million and $160.0 million for the three months ended March 31, 2007 and 2006, respectively.

During the third quarter of 2005, a number of our rigs, including the GSF High Island III, were damaged as a result of hurricanes Katrina and Rita. During the first quarter of 2007, we sold the GSF High Island III to a third party and collected proceeds of approximately $26.0 million, net of selling costs.

In the first quarter of 2007 we also collected $75.8 million from insurers related to rigs damaged as a result of hurricanes Katrina and Rita and loss of hire claims resulting from Hurricane Katrina (see—”Involuntary Conversion of Long-Lived Assets, Related Recoveries and Gain on Dispositions of Equipment”).

INVESTING AND FINANCING ACTIVITIES

In the first quarter of 2006, we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs, contract compliance costs, and capitalized interest. We have incurred a total of approximately $228 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, capital spares, start-up costs, and contract compliance costs, as of March 31, 2007. We expect to fund all construction and startup costs of the GSF Development Driller III from our existing cash and cash equivalents balances and future cash flow from operations.

During the second quarter of 2005, we discovered a defect and resulting damage in the thruster nozzles on our two ultra-deepwater semisubmersibles, the GSF Development Driller I and GSF Development Driller II. Both rigs were being remediated for the thruster defect and resulting damage when they sustained additional damage as a result of Hurricane Katrina. This additional damage further delayed the start of the initial drilling contracts for the GSF Development Driller I and the GSF Development Driller II. Remediations of the GSF Development Driller II were completed and the rig went on contract in November 2005. The thruster defect and damage from Hurricane Katrina further delayed the start of the initial drilling contract for the GSF Development Driller I until June 2006.

We have made claims under our loss of hire insurance for the GSF Development Driller I and GSF Development Driller II for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under our loss of hire insurance, we are entitled to reimbursement for our full dayrate for up to 270 days after a 60-day waiting period. Significant unresolved issues remain as to the proper application of the loss of hire waiting period, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. During 2005 and 2006, we recorded $25.4 million ($3.8 million in the fourth quarter of 2005, $18.9 million in the first quarter of 2006, and $2.7 million in second quarter of 2006) in estimated loss of hire insurance recoveries with respect to the GSF Development Driller I. We collected $12.8 million of this claim in the first quarter of 2007, and we are in negotiations with the underwriters with respect to the remainder of the claim. We deemed the collection of the $25.4 million claim to be probable under the assumption that the rig will bear two consecutive 60-day waiting periods, one for the thruster damage claim and one for the hurricane damage claim. The GSF Development Driller II was not out of service longer than the combined 120-day waiting period and therefore no loss of hire recoveries have been recorded for this rig. When the loss of hire claims are resolved with the underwriters, the amount of loss of hire recoveries could be different than the amount currently recorded.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 12.5% at March 31, 2007 and 11.8% at December 31, 2006. Our total debt includes the current portion of our capitalized lease obligations, which totaled $1.8 million at March 31, 2007 and $9.3 million at December 31, 2006.

FUTURE CASH REQUIREMENTS

At March 31, 2007, we had total long-term debt and capital lease obligations, including the current portion of our capital lease obligations, of $707.3 million and shareholders’ equity of $4,945.8 million. Long-term debt consisted of $297.3 million (net of discount) 7% Notes due 2028; $252.4 million (net of discount) 5% Notes due 2013; $140.0 million outstanding under our revolving credit facility; and capitalized lease obligations, including the current portion, totaling $17.6 million. We were in compliance with our debt covenants at March 31, 2007.

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

Total capital expenditures for 2007 are currently estimated to be approximately $697 million, including $158 million in construction costs for the GSF Development Driller III, $208 million for major upgrades to the fleet, including $84 million relating to the four rigs we have moved to Saudi Arabia, $234 million for other purchases and replacements of capital equipment, $18 million for capitalized interest, and $79 million (net of intersegment eliminations) for oil and gas operations.

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. During the first quarter of 2007 we repurchased a total of 3,344,675 shares for $200.0 million at an average price of $59.80 per share. Since the commencement of the plan, we have repurchased 22,806,663 shares at an average price of $56.35 per share for $1.3 billion. We currently have $0.7 billion left under the plan to repurchase additional shares.

Our funding objective with regard to our defined benefit pension plans is to fund participants’ benefits under the plans as they are earned. During the first quarter of 2007 we contributed $8.0 million to our U.S. defined benefit plans. Any additional funding to our plans will be evaluated based on our 2007 actuarial analysis.

We believe that we will be able to meet all of our current obligations, including working capital requirements, capital expenditures, lease obligations, construction and development commitments and debt service, from our existing cash, cash equivalents and marketable securities balances, along with future cash flow from operations.

As part of our goal of enhancing long-term shareholder value, we continually consider and from time to time actively pursue business combinations, the acquisition or construction of suitable additional drilling rigs and other assets or the possible sale of existing assets. If we decide to undertake a business combination or an acquisition or additional construction projects, the issuance of additional debt or additional shares could be required. We expect that sometime in the future we will likely replace the jackups GSF Adriatic IV, which was lost in a fire in 2004, and the GSF High Island III and GSF Adriatic VII, which were damaged by Hurricane Rita and sold, through the acquisition or construction of replacement assets. We frequently bid for or negotiate with customers regarding multi-year drilling contracts, including, from time to time, contracts that would necessitate the construction of a new drilling rig to fulfill the contract. Our current strategy is to consider construction of a new semisubmersible or drillship only when expected cash flows from the anticipated contract would cover a substantial portion of the capital cost of the rig.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard, which becomes effective at the beginning of the first fiscal year that begins after November 15, 2007, provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons. We are still evaluating the impact this statement will have on our operations and financial position.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Please see Note 10 of Notes to the Condensed Consolidated Financial Statements for a description of the pronouncement and the effects on our results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in circumstances affecting our exposure to commodity price, interest rate, fair value, foreign currency or credit risks since December 31, 2006. For a discussion of our exposure to these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

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

We and two of our subsidiaries were defendants in a lawsuit filed on July 28, 2003, by Transocean Inc. (“Transocean”) in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit alleged that the dual drilling structure and method utilized by the GSF Development Driller I and the GSF Development Driller II semisubmersibles infringe on United States patents granted to Transocean. We entered into a settlement agreement with Transocean, effective February 14, 2007, in which we were granted a personal, worldwide, royalty bearing and non-exclusive license to operate dual activity rigs under the Transocean patents. Further information regarding the lawsuit and the primary terms of the settlement are set forth under Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2006, which information is incorporated herein by reference.

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

The same subsidiary is a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arises out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by our subsidiary. Union has alleged that the subsidiary is required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. GlobalSantaFe Corporation has also been named as a defendant in the pending litigation. Union has stated that it intends to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and seeks to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. The parties have now tentatively agreed to settle that lawsuit, with our subsidiary having agreed to pay an amount from funds previously received from insurance underwriters, and with no contribution from GlobalSantaFe Corporation.

We and a number of our subsidiaries were named as defendants in two lawsuits claiming that the GSF Adriatic VII caused damage to a platform in the South Marsh Island area of the U.S. Gulf of Mexico when the rig broke free from its location during Hurricane Rita. On September 20, 2006, Devon Energy Corporation and Pogo Producing Company filed suit in the United

States District Court for the Southern District of Texas, Houston Division, claiming that the defendants caused damage in an amount exceeding $75 million. On the same day Apache Corporation, as successor in interest to BP p.l.c., filed suit against the defendants in the United States District Court for the Western District of Louisiana, Lafayette Division, claiming damage in an unspecified amount. We have not been presented with evidence indicating that the GSF Adriatic VII caused the damage, if any, claimed by plaintiffs. In any event, we believe that we will be entitled to the benefits of the Act of God defense. Any liability arising therefrom, including legal fees and expenses, will be paid by our insurance underwriters.

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

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site. We and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has now been entered by the court. The parties to the settlement have entered into a participation agreement, which makes us liable for approximately eight percent of the remediation and related costs. The remediation is complete, and we believe our share of the future operation and maintenance costs of the site is not material. There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

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

One of our subsidiaries has recently been ordered by the California Regional Water Quality Control Board to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California. This site was formerly owned and operated by certain of our subsidiaries. It is presently owned by an unrelated party, which has also received an order to develop a testing plan for the property. Although the testing plan has not yet been developed and approved, testing costs are expected to be in the range of $200,000. We have also been advised that another subsidiary is likely to be named by the EPA as a PRP for the San Gabriel Valley, Area 3, Superfund site, which includes this property. We have no knowledge at this time of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party. The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

One of our subsidiaries has been requested to contribute approximately $140,000 toward remediation costs of the Environmental Protection Corporation (“EPC”) Eastside Disposal Facility near Bakersfield, California, by a company that has taken responsibility for site remediation from the California Department of Toxic Substances Control. Our subsidiary is alleged to have been a small contributor of the wastes that were improperly disposed by EPC at the site. We have undertaken an investigation as to whether our subsidiary is a liable party, what the total remediation costs may be and the amount of waste that may have been contributed by other parties. Until that investigation is complete we are unable to assess our potential liability, if any, for this site.

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

On July 11, 2005, one of our dissolved subsidiaries, Santa Fe Minerals, Inc., was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit named nineteen other defendants, all of which were alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. The lawsuit specified 95 wells drilled on the property in question beginning in 1939, and alleges that our subsidiary, which is a dissolved corporation that no longer conducts operations or holds assets, was the operator or non-operating partner in 13 of the wells during certain periods of time. The plaintiffs alleged that the defendants were liable on the basis of strict liability, breach of contract, breach of the mineral leases, negligence, nuisance, trespass, and improper handling of toxic or hazardous substances, that their storage and disposal of toxic and hazardous substances constituted an ultra-hazardous activity, and that they violated various state statutes. The lawsuit sought unspecified amounts of compensatory and punitive damages, payment of funds sufficient to conduct an environmental assessment of the property in question, damages for diminution of property value and injunctive relief requiring that defendants restore the property to its prior condition and prevent the migration of toxic and hazardous substances. Experts retained by the plaintiffs issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claimed that over $300 million would be required to properly remediate the contamination. The experts retained by the defendants conducted their own investigation and concluded that the remediation costs would amount to no more than $2.5 million.

The plaintiffs and the codefendant have threatened to add GlobalSantaFe Corporation as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law. The single business enterprise doctrine is an equitable construct created and applied by the judiciary to impose liability against the parent company or a different subsidiary or affiliated companies where more than one company represents precisely the same single interests. The single business enterprise doctrine is similar to corporate veil piercing doctrines. On August 16, 2006, Santa Fe Minerals, Inc. and its immediate parent company, 15375 Memorial Corporation, which is also an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Later that day, the plaintiffs dismissed Santa Fe Minerals, Inc. from the lawsuit. Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe Corporation and two other subsidiaries in the lawsuit. We believe that these legal theories should not be applied against GlobalSantaFe Corporation or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability. The codefendant also seeks to dismiss the bankruptcies. The efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe Corporation were rejected by the Court in Avoyelles Parish and the lawsuit against the other defendant went to trial on February 19, 2007. The action was resolved at trial with a purported $20 million settlement by the codefendant, who will attempt to seek contribution from us for some or all of that amount. We also filed an action with the Delaware Court asking that any such alter ego claims be heard there. We intend to continue to vigorously defend against any action taken in an attempt to impose liability against us under these theories or otherwise.

Item 1 A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes, under “Item 1A. Risk Factors,” a discussion of many of the risks inherent in our business and in the oil and gas industry as a whole, many of which are beyond our control. Additional information regarding certain of those risks is set forth in this Item 1A.

OUR ABILITY TO OPERATE OUR RIGS IN THE U.S. GULF OF MEXICO COULD BE RESTRICTED BY GOVERNMENT REGULATION OR REQUIREMENTS OF OUR INSURANCE UNDERWRITERS.

Hurricanes Ivan, Katrina and Rita caused damage to a number of rigs in the U.S. Gulf of Mexico fleet and rigs that were moved off location by the storms may have damaged platforms, pipelines, wellheads and other drilling rigs during their movements. The Minerals Management Service of the U.S. Department of the Interior (“MMS”) has conducted hearings and is undertaking studies to determine methods to prevent or reduce the number of such incidents in the future. The MMS issued guidelines requiring jackup drilling rigs operating in the U.S. Gulf of Mexico to operate during hurricane season with a greater air gap between the hull of the rig and the water, effectively reducing the water depth in which the rigs can operate. The regulations also require operators to conduct more stringent subjective risk assessments of the soil conditions in which the rigs operate in order to increase the survivability of rigs in hurricane conditions. These regulations limit the areas in which particular jackup rigs can operate and expose operators to greater risk of a contracted rig not being able to operate at a specified location, and may reduce the marketability of certain rigs or generally decrease the demand for jackup rigs during hurricane season. In 2006, the MMS issued interim guidelines requiring that semisubmersibles operating in the U.S. Gulf of Mexico assess their mooring systems against stricter criteria. The 2007 guidelines impose stricter criteria, requiring rigs to meet 25-year storm conditions. Although all our semisubmersibles currently operating in the U.S. Gulf of Mexico meet the 2007 requirements, these guidelines may negatively impact our ability to operate our semisubmersibles in the U.S. Gulf of Mexico in the future. Moreover, the MMS may issue additional regulations or underwriters may take steps that could increase the cost of operations or reduce the area of operations for our rigs in the future, thus reducing their marketability. Implementation of MMS regulations or requirements of our insurance underwriters may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations in the U.S. Gulf of Mexico.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF ORDINARY SHARES

The following table details our repurchases of ordinary shares for the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1—31, 2007	—	$—	—	$0.9 billion	(1)
February 1—28, 2007	—	$—	—	$0.9 billion	(1)
March 1—31, 2007	3,344,675	$59.80	3,344,675	$0.7 billion	(1)
Total	3,344,675	$59.80	3,344,675

(1)	On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. All of the shares repurchased during the first quarter of 2007 were repurchased pursuant to this plan.

During the first quarter of 2007, GlobalSantaFe Corporation established a written plan pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provides for the purchase of GlobalSantaFe ordinary shares in support of our previously announced share repurchase program.

Item 6.	Exhibits

12.1	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges.

15.1	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION
(Registrant)

Dated: May 4, 2007	/s/ Michael R. Dawson
Michael R. Dawson
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)