Form 10-Q
period 2007-06-30
GLOBALSANTAFE CORP
filed 2007-08-03
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of July 31, 2007, was 226,281,020.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED JUNE 30, 2007

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

Our forward-looking statements include statements about the following subjects:

•	our possible or assumed results of operations;

•	our expectation that the merger with Transocean will be completed by the end of 2007;

•	our expectations regarding the financing in connection with the merger;

•	our expectations regarding the possible effects of the pending merger transaction;

•	our funding and financing plans;

•	our expectations regarding funding of our pensions;

•

the dates drilling rigs will become available following completion of current contracts, the dates rigs will commerce contracts and the dollar amount of such contracts, and the dates rigs will be mobilized to other locations;

•	with respect to our new ultra-deepwater semisubmersible, the GSF Development Driller III, the estimate of the construction costs for the rig and its projected delivery date;

•	our expected insurance recoveries for the costs to remediate thruster defects on the GSF Development Driller I and the GSF Development Driller II;

•	our expected insurance recoveries for certain of our rigs damaged by Hurricanes Katrina and Rita;

•	our estimates of loss of hire recoveries from our insurers;

•	our expectation that we will fund the costs we incur for the construction of the GSF Development Driller III, from our existing cash, cash equivalents balances, and future cash flow from operations;

•	our contract drilling revenue backlog and the amount expected to be realized in 2007;

•

our belief that we should prevail in the appeal of a proposed adjustment by the Internal Revenue Service and that the Internal Revenue Service could propose similar adjustments with respect to other periods;

•	our expectations regarding an internal investigation, its materiality, and its effect on our financial position and results of operations;

•

our ability to obtain assurances from our current or potential substitute customs brokers satisfactory to governmental agencies in regards to compliance with the U.S. Foreign Corrupt Practices Act and local laws in various geographic markets in which we operate, and our ability to obtain permits necessary to continue to operate our vessels in these jurisdictions and send goods and materials into these jurisdictions;

•	our expectations regarding future conditions in various geographic markets in which we operate and the prospects for future work, contract terms and dayrates in those markets;

•	the expected outcomes of legal and administrative proceedings, their materiality, potential insurance coverage and their expected effects on our financial position and results of operations;

•	our expectation that the potential impact of cycles and market forces on our results of operations will be mitigated in part by our contract drilling backlog;

•	our expectations regarding supply and demand for equipment, ancillary services, and drilling rigs in various geographic markets;

•	our expectations regarding the time and impact of the entry into service of new rigs under construction, and rigs being upgraded or reactivated;

•	our expectation that further new rig construction announcements are likely;

•	estimated loss on a turnkey project;

•	estimated costs in 2007 for drilling management services;

•	our estimated capital expenditures in 2007;

•	our expectations regarding the loss of the riser for GSF Rig 135, and the possible insurance recoveries related thereto;

•

our expectation that our effective tax rate will continue to fluctuate from quarter to quarter and year to year as our operations are conducted in different taxing jurisdictions and our expected effective tax rate for 2007;

•

our ability to meet all of our current obligations, including working capital requirements, capital expenditures, lease obligations, construction and development commitments, and debt service, from our existing cash, cash equivalents and marketable securities balances and future cash flow from operations;

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

Factors that could cause or contribute to such differences include, but are not limited to (a) market conditions; (b) competition; (c) oil and natural gas price fluctuations; (d) changes in laws or regulations; (e) our ability to hire and retain qualified personnel; (f) additional new rig construction; (g) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement with Transocean; (h) failure to obtain shareholder approval or any other failure to satisfy other conditions required to complete the proposed merger, including required regulatory approvals; (i) uncertainties resulting from the pending merger transaction; and (j) such other risk factors as may be discussed herein, in the “Risk Factors” section under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, and subsequent reports filed with the U.S. Securities and Exchange Commission.

We caution investors not to place undue reliance on forward-looking statements, and do not undertake any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other such factors that affect the subject of these statements, except where expressly required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and its subsidiaries as of June 30, 2007, and the related condensed consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2007 and 2006 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income and other comprehensive income, of shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

August 3, 2007

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

($ in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Contract drilling	$840.2	$583.6	$1,607.9	$1,101.7
Drilling management services	212.9	176.0	339.1	320.7
Oil and gas	20.4	13.8	30.0	30.4

Total revenues	1,073.5	773.4	1,977.0	1,452.8

Expenses:
Contract drilling	353.5	297.0	686.7	566.0
Drilling management services	196.3	169.8	321.8	314.6
Oil and gas	7.4	3.5	12.8	9.1
Depreciation, depletion and amortization	84.9	74.2	163.9	147.9
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	(0.4)	(66.4)	(57.1)	(85.3)
General and administrative	21.2	18.7	47.6	43.1

Total operating expenses	662.9	496.8	1,175.7	995.4

Operating income	410.6	276.6	801.3	457.4
Other income (expense):
Interest expense	(11.6)	(9.2)	(22.5)	(18.4)
Interest capitalized	3.7	7.6	7.2	15.2
Interest income	7.5	6.1	12.5	14.3
Other	2.0	(3.9)	2.4	(1.6)

Total other income (expense)	1.6	0.6	(0.4)	9.5

Income before income taxes	412.2	277.2	800.9	466.9
Provision for income taxes:
Current tax provision	20.0	19.0	45.2	35.7
Deferred tax provision	22.4	9.7	44.2	19.8

Total provision for income taxes	42.4	28.7	89.4	55.5

Income from continuing operations	369.8	248.5	711.5	411.4
Income from discontinued operations, net of tax effect (Note 9)	—	—	5.7	—

Net income	369.8	248.5	717.2	411.4
Other comprehensive income (loss)	(8.6)	2.3	(4.9)	(0.1)

Total comprehensive income	$361.2	$250.8	$712.3	$411.3

Earnings per ordinary share (Basic):
Income from continuing operations	$1.62	$1.02	$3.11	$1.68
Income from discontinued operations	—	—	0.02	—

Net income	$1.62	$1.02	$3.13	$1.68

Earnings per ordinary share (Diluted):
Income from continuing operations	$1.60	$1.01	$3.06	$1.65
Income from discontinued operations	—	—	0.03	—

Net income	$1.60	$1.01	$3.09	$1.65

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in millions)

ASSETS

	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$648.7	$336.4
Marketable securities	25.2	12.5
Accounts receivable, net of allowances	783.0	653.4
Accounts receivable from insurers	104.8	138.9
Costs incurred on turnkey drilling projects in progress	27.2	11.0
Prepaid expenses	55.1	68.8
Other current assets	13.8	12.7

Total current assets	1,657.8	1,233.7

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $1,992.3 at June 30, 2007 and $1,886.4 at December 31, 2006	4,581.6	4,479.3
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $41.5 at June 30, 2007 and $35.0 at December 31, 2006	45.9	35.3

Net properties and equipment	4,627.5	4,514.6

Goodwill	334.4	339.2
Deferred tax assets	34.2	34.3
Other assets	129.3	98.4

Total assets	$6,783.2	$6,220.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2007	December 31, 2006
Current liabilities:
Accounts payable	$354.1	$284.5
Accrued compensation and related employee costs	107.6	111.5
Accrued income taxes	0.1	17.8
Accrued interest	6.9	6.6
Deferred revenues	23.0	13.1
Dividends payable	51.1	51.9
Capital lease obligations	1.8	9.3
Other accrued liabilities	71.5	68.4

Total current liabilities	616.1	563.1

Long-term debt	730.0	623.9
Capital lease obligations	16.1	15.4
Deferred tax liabilities	71.1	27.7
Pension and other post retirement benefits	72.0	64.5
Other long-term liabilities	107.5	78.5
Commitments and contingencies (Note 6)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600 million shares authorized, 226,981,786 shares and 230,470,382 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2.3	2.3
Additional paid-in capital	3,198.4	3,176.3
Retained earnings	2,070.2	1,764.1
Accumulated other comprehensive loss	(100.5)	(95.6)

Total shareholders’ equity	5,170.4	4,847.1

Total liabilities and shareholders’ equity	$6,783.2	$6,220.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$717.2	$411.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	163.9	147.9
Deferred income taxes	44.2	19.8
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	(57.1)	(85.3)
Stock-based compensation expense	21.0	21.5
Cash received from insurance for loss of hire and other recoveries	34.9	—
Increase in accounts receivable	(154.1)	(101.5)
(Increase) decrease in prepaid expenses and other current assets	(3.5)	2.3
Increase in deferred mobilization costs	(8.0)	(2.8)
Increase in accounts payable	71.9	37.9
Decrease in accrued liabilities	(21.6)	(5.3)
Increase in deferred revenues	26.5	10.2
(Decrease) increase in other long-term liabilities	(1.1)	17.3
Contributions to defined benefit plans	(8.0)	(57.6)
Other, net	(8.3)	(4.6)

Net cash flow provided by operating activities	817.9	411.2

Cash flows from investing activities:
Capital expenditures	(292.3)	(276.7)
Cash received from insurance for involuntary conversion of long-lived assets	57.9	—
Purchases of available-for-sale marketable securities	(136.0)	(915.3)
Proceeds from sales of available-for-sale marketable securities	123.8	1,035.9
Proceeds from disposals of properties and equipment	32.9	1.5

Net cash flow used in investing activities	(213.7)	(154.6)

Cash flows from financing activities:
Dividend payments	(103.4)	(110.5)
Borrowings under credit facility	145.0	—
Payments on credit facility	(35.0)	—
Excess tax deduction resulting from option exercises	9.2	4.8
Payments on capitalized lease obligations	(8.2)	(8.4)
Proceeds from issuance of ordinary shares	77.0	125.4
Payments for ordinary shares repurchased and retired	(376.5)	(498.7)

Net cash flow used in financing activities	(291.9)	(487.4)

Increase (decrease) in cash and cash equivalents	312.3	(230.8)
Cash and cash equivalents at beginning of period	336.4	562.6

Cash and cash equivalents at end of period	$648.7	$331.8

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2006	230,470,382	$2.3	$3,176.3	$1,764.1	$(95.6)	$4,847.1
Net income	—	—	—	717.2	—	717.2
Changes in unrealized gains on securities	—	—	—	—	0.5	0.5
Pension adjustments
Recognized actuarial loss	—	—	—	—	4.8	4.8
Curtailment loss	—	—	—	—	0.3	0.3
Amortization of prior service cost	—	—	—	—	1.4	1.4
Additional actuarial loss, net of tax	—	—	—	—	(11.9)	(11.9)

Comprehensive income	—	—	—	—	—	712.3
Stock-based compensation:
Exercise of employee stock options	2,536,865	0.1	76.9	—	—	77.0
Issuance of stock-based awards	41,568	—	—	—	—	—
Stock-based compensation expense	—	—	21.0	—	—	21.0
Income tax benefit	—	—	9.2	—	—	9.2
Shares repurchased and retired (1)	(6,067,029)	(0.1)	(84.2)	(292.2)	—	(376.5)
Dividends declared	—	—	—	(102.6)	—	(102.6)
Cumulative effect of change in accounting for uncertain tax positions	—	—	—	(16.3)	—	(16.3)
Other	—	—	(0.8)	—	—	(0.8)

Balance at June 30, 2007	226,981,786	$2.3	$3,198.4	$2,070.2	$(100.5)	$5,170.4

(1)	As of June 30, 2007, the trade date for the repurchase of 1,105,800 shares for a total purchase price of $80.0 million had occurred, but the repurchases had not yet settled and accordingly such shares were still outstanding as of that date.

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Description of Business

GlobalSantaFe Corporation is a worldwide offshore oil and gas drilling contractor, owning or operating an active fleet of 59 marine drilling rigs. As of June 30, 2007, our fleet included 43 cantilevered jackup rigs, 11 semisubmersibles, three drillships, and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. In 2006 we commenced construction of an additional semisubmersible, to be named the GSF Development Driller III. We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

On July 21, 2007, we entered into an agreement and plan of merger (the “Merger Agreement”) with Transocean Inc. and Transocean Worldwide Inc., a direct wholly owned subsidiary of Transocean. Under the terms of the Merger Agreement, GlobalSantaFe Corporation will merge with Transocean Worldwide by way of a scheme of arrangement qualifying as an amalgamation under Cayman Islands law, with Transocean Worldwide continuing as the surviving corporation. In connection with the merger our ordinary shares will be exchanged for a combination of cash and Transocean shares. See Note 12.

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

In our 2006 Form 10-K filing, we misclassified the “Adjustments to initially apply FASB No. 158, net of tax” in our Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2006. Any adjustments to initially adopt FASB No. 158 should have only been reflected as a one time adjustment to “Accumulated Other Comprehensive Income (Loss)” in our Consolidated Statements of Shareholders’ Equity. The reclassification will result in “Other Comprehensive Income” of $72.4 million instead of “Other Comprehensive Loss” of $24.6 million in both the Consolidated Statement of Shareholders’ Equity and Consolidated Statements of Income for the year ended December 31, 2006, but will have no impact to “Accumulated Other Comprehensive Income (Loss)” in our Consolidated Statements of Shareholders’ Equity as of December 31, 2006. We will reflect this adjustment to our 2006 results in our annual report on Form 10-K for the year ending December 31, 2007.

The condensed consolidated financial statements as of June 30, 2007 and for the three- and six-month periods ended June 30, 2007 and 2006 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 3, 2007) is included on page 5. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 - Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except share and per share amounts)
Numerator:
Income from continuing operations	$369.8	$248.5	$711.5	$411.4
Income from discontinued operations	—	—	5.7	—

Net income	$369.8	$248.5	$717.2	$411.4

Denominator:
Ordinary shares - Basic	227,722,240	243,269,828	229,048,478	244,892,407
Add effect of stock-based awards	3,203,439	3,515,452	3,249,431	3,877,935

Ordinary shares - Diluted	230,925,679	246,785,280	232,297,909	248,770,342

Earnings per ordinary share:
Basic:
Income from continuing operations	$1.62	$1.02	$3.11	$1.68
Income from discontinued operations	—	—	0.02	—

Net income	$1.62	$1.02	$3.13	$1.68

Diluted:
Income from continuing operations	$1.60	$1.01	$3.06	$1.65
Income from discontinued operations	—	—	0.03	—

Net income	$1.60	$1.01	$3.09	$1.65

The computation of diluted earnings per ordinary share excludes outstanding stock options and Stock Appreciation Rights (“SARs”) with exercise prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of these options and SARs would have the effect of increasing diluted earnings per ordinary share (i.e., their effect would be “antidilutive”). A total of 59,122 and 118,243 SARs were excluded from the computation of diluted earnings per ordinary share for the three and six months ended June 30, 2007, respectively. All outstanding options, however, had a lower exercise price than the average market price of GlobalSantaFe ordinary shares for the three and six months ended June 30, 2007, and accordingly no options were excluded from the calculation for those periods. For the three and six months ended June 30, 2006, all outstanding options and SARs had a lower exercise price than the average market price of GlobalSantaFe ordinary shares, and accordingly no options were excluded from the calculation for these periods.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 - Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)
Revenues from external customers:
Contract drilling	$840.2	$583.6	$1,607.9	$1,101.7
Drilling management services	212.9	176.0	339.1	320.7
Oil and gas	20.4	13.8	30.0	30.4

Consolidated	$1,073.5	$773.4	$1,977.0	$1,452.8

Intersegment revenues:
Contract drilling	$44.5	$4.3	$46.3	$8.4
Drilling management services	9.2	10.2	13.9	14.5
Intersegment elimination	(53.7)	(14.5)	(60.2)	(22.9)

Consolidated	$—	$—	$—	$—

Total revenues:
Contract drilling	$884.7	$587.9	$1,654.2	$1,110.1
Drilling management services	222.1	186.2	353.0	335.2
Oil and gas	20.4	13.8	30.0	30.4
Intersegment elimination	(53.7)	(14.5)	(60.2)	(22.9)

Consolidated	$1,073.5	$773.4	$1,977.0	$1,452.8

Segment operating income:
Contract drilling	$408.1	$216.7	$767.6	$396.9
Drilling management services	16.6	6.2	17.3	6.1
Oil and gas	8.6	7.9	10.7	16.1
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	0.4	66.4	57.1	85.3

Total segment operating income	433.7	297.2	852.7	504.4
Corporate expenses	(23.1)	(20.6)	(51.4)	(47.0)

Operating income	410.6	276.6	801.3	457.4
Other income (expense)	1.6	0.6	(0.4)	9.5

Income before income taxes	$412.2	$277.2	$800.9	$466.9

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

Results for the three and six months ended June 30, 2007 and 2006 were affected by revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $0.5 million and $1.6 million for the three and six months ended June 30, 2007, respectively, and by $1.5 million and $1.2 million, respectively, for the three and six months ended June 30, 2006. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $8.2 million and $11.8 million for the three and six months ended June 30, 2007, respectively, and by $8.7 million and $9.1 million for the three and six months ended June 30, 2006, respectively, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2007 drilling management services operating results totaled approximately $68.2 million at June 30, 2007. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2006 drilling management services operating results totaled approximately $64.2 million at June 30, 2006.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 – Retirement Plans

Pensions

We have defined benefit pension plans in the United States and the United Kingdom covering all of our U.S. employees and a portion of our non-U.S. employees. These plans are designed and operated to be in compliance with applicable U.S. tax requirements for qualified plans and U.K. tax requirements for funded plans and, as such, the trust earnings are not subject to income taxes. For the most part, benefits are based on an employee’s length of service and eligible earnings. Substantially all benefits are paid from established trust funds. We are the sole contributor to the plans, with the exception of our plan in the U.K., to which employees who elect to participate in the plan also contribute.

The components of net periodic pension benefit cost for our pension plans for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended June 30,
	2007		2006
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
	(In millions)
Service cost - benefits earned during the period	$3.5	$2.6	$3.4	$2.2
Interest cost on projected benefit obligation	6.3	3.1	5.5	2.3
Expected return on plan assets	(7.7)	(4.4)	(6.5)	(2.9)
Recognized actuarial loss	2.3	0.3	3.2	0.2
Amortization of prior service cost	0.7	—	1.0	—

Net periodic pension cost	$5.1	$1.6	$6.6	$1.8

	Six Months Ended June 30,
	2007		2006
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
	(In millions)
Service cost - benefits earned during the period	$6.7	$5.2	$6.8	$4.2
Interest cost on projected benefit obligation	12.5	6.1	11.1	4.6
Expected return on plan assets	(15.4)	(8.7)	(13.0)	(5.8)
Recognized actuarial loss	4.1	0.6	6.4	0.5
Curtailment charge	0.6	—	—	—
Recognized actuarial loss - termination benefits	0.2	—	—	—
Amortization of prior service cost	1.4	—	2.0	—

Net periodic pension cost	$10.1	$3.2	$13.3	$3.5

During the quarter ended June 30, 2007 we finalized our January 1, 2007 valuation results for the U.S. Plans, which resulted in a $11.9 million, net of tax, increase in non-current pension liabilities and a corresponding increase in Accumulated Other Comprehensive Loss.

Our funding objective is to fund participants’ benefits under the plans as they are earned. We contributed $8.0 million to our U.S. defined benefit plans in January 2007. We may continue to make discretionary contributions, which will be determined after the 2007 actuarial valuations are complete.

Other Postretirement Benefits

During 2005 we discontinued offering retiree healthcare coverage for current employees who had not met certain eligibility requirements. For eligible participants we provide retiree health care benefits to those who are enrolled in our U.S. Health Care Plan at the time of their retirement and who elect to enroll for such coverage. For the most part, health care benefits require a contribution from the retiree. We also provided term life insurance to certain retirees, both U.S. citizens and non-U.S. citizens, who retired prior to July 1, 2002.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic pension benefit cost for our postretirement benefit plans for the three and six months ended June 30, 2007 and 2006, are as follows:

	Three Months Ended June 30,
	2007	2006
	(In millions)
Service cost - benefits earned during the period	$0.1	$0.1
Interest cost on projected benefit obligation	0.3	0.3
Recognized actuarial loss	0.1	0.1

Net periodic pension cost	$0.5	$0.5

	Six Months Ended June 30,
	2007	2006
	(In millions)
Service cost - benefits earned during the period	$0.2	$0.2
Interest cost on projected benefit obligation	0.6	0.6
Recognized actuarial loss	0.1	0.2

Net periodic pension cost	$0.9	$1.0

Defined Contribution Plans

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100 percent of each participant’s contribution to the 401(k), up to six percent of eligible earnings. Charges to expense with respect to this plan totaled $2.3 million and $4.8 million for the three and six months ended June 30, 2007, respectively, and $2.3 million and $4.5 million for the three and six months ended June 30, 2006, respectively. We also sponsor various defined contribution plans for certain of our U.K. employees. Charges to expense for these plans totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2007, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively.

Note 5 — Involuntary Conversion of Long-Lived Assets and Related Recoveries

During the third quarter of 2005, a number of our rigs were damaged as a result of hurricanes Katrina and Rita. All of these rigs have now returned to work with the exception of the GSF High Island III, which was sold in March 2007, and the GSF Adriatic VII, which was sold in December 2006. In March 2007 we sold the GSF High Island III to a third party and collected proceeds of approximately $26.0 million, net of selling costs, and recorded a gain of $24.8 million, which represents the proceeds less the $1.2 million salvage value.

We collected $92.8 million in insurance recoveries in the first half of 2007 related to damage inflicted by hurricanes Katrina and Rita. Offsetting these collections in “Accounts receivable from insurers” are anticipated reimbursements for cash outlays to salvage our rigs damaged during the hurricanes.

We recorded a gain of $4.5 million in the second quarter of 2007, which represents amounts collected from insurers in excess of the estimated recoveries we recorded during the third quarter of 2005 related to the rigs damaged during these hurricanes. This gain, along with the $31.9 million gain recorded in the first quarter related to collections from insurers and the $24.8 million gain recorded in connection with the sale of the GSF High Island III, resulted in a gain of $45.4 million, net of $15.8 million in taxes, for the first half of 2007. These gains are included in “Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment” in the Condensed Consolidated Statement of Income and Comprehensive Income.

All of the rigs that were damaged in the hurricanes were covered for physical damage under the hull and machinery provision of our insurance policy, which carried a deductible of $10 million per occurrence. In addition, three rigs damaged in

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hurricane Katrina, the GSF Arctic I, GSF Development Driller I, and GSF Development Driller II, were covered by loss of hire insurance under which we are reimbursed for 100% of their contracted dayrate for up to a maximum of 270 days following 60 days (the “waiting period”) of lost revenue.

Our insurance policy provided that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we would bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita were separate occurrences. Based on remediations completed for the three rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, the only rig that was still out of service after the 60-day waiting period, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 6—“Commitments and Contingencies,” during 2005 and 2006, we recorded $25.4 million ($3.8 million in the fourth quarter of 2005, $18.9 million in the first quarter of 2006, and $2.7 million in second quarter of 2006) in estimated loss of hire insurance recoveries with respect to the GSF Development Driller I. We collected $12.8 million of this claim in the first quarter of 2007, and we are in discussions with the underwriters with respect to the remainder of the claim. None of the jackup rigs damaged during Hurricane Rita was insured for loss of hire and, therefore, a single $10 million hull and machinery deductible was applicable to claims for damage to the rigs caused by Hurricane Rita. This deductible was recognized as a loss in the third quarter of 2005.

In June 2007, prior to the start of GSF Rig 135’s contract in West Africa, the transport vessel used to carry the rig’s riser capsized and the riser was lost. We currently do not expect to recover the riser and therefore have recorded a $4.1 million charge related to this loss in the second quarter of 2007, which is included in “Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment” in the Condensed Consolidated Statement of Income and Comprehensive Income. There was no tax impact related to this transaction.

Note 6 – Commitments and Contingencies

CAPITAL COMMITMENTS

In the first quarter of 2006, we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs, contract compliance costs, and capitalized interest. We have incurred a total of approximately $238.8 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, capital spares, start-up costs, and contract compliance costs, as of June 30, 2007.

CONTINGENCIES

In 1998, we entered into a fixed-price contract for the construction of a dynamically positioned, ultra-deepwater drillship, the GSF Jack Ryan, which began operating in December 2000. Pursuant to a 20-year capital lease agreement, we subsequently novated the construction contract for the drillship to a financial institution (the “Lessor”), which owned the drillship and leased it to us. We deposited with three large foreign banks (the “Payment Banks”) amounts equal to the progress payments that the Lessor would be required to make under the construction contracts, less a lease benefit of approximately $31 million (the “Defeasance Payment”). In exchange for the deposits, the Payment Banks assumed liability for making rental payments required under the lease and the Lessor legally released us as the primary obligor of such rental payments. Accordingly, we recorded no capital lease obligation on our balance sheet with respect to the GSF Jack Ryan.

We continue to have interest rate risk in connection with the fully defeased financing lease for the GSF Jack Ryan. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the June 30, 2007, LIBOR rate of 5.973% were to continue over the next six years, we would be required to fund an additional estimated $18.2 million for the GSF Jack Ryan during that period. Any additional payments made by us pursuant to the financing lease would increase the carrying value of our leasehold interest in the GSF Jack Ryan and therefore be reflected in higher depreciation expense over its then-remaining useful life. We do not expect that, if required, any additional payments made under this lease would be material to our financial position, results of operations or cash flows in any given year.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INTERNAL INVESTIGATION

In June 2007, we commenced, with the assistance of outside counsel, an internal investigation of our Nigerian and West African operations, focusing on brokers who handled customs matters with respect to our affiliates operating in those jurisdictions and whether those brokers have fully complied with the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws. We commenced our investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s recently announced settlement implicating a third party handling customs matters in Nigeria. We voluntarily disclosed our internal investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and, at their request, have expanded our investigation to include the activities of our customs brokers in other West African countries and the activities of one customs broker worldwide. We cannot predict at this time the ultimate outcome of the investigation or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Our investigation includes a review of amounts paid to and by customs brokers in connection with the obtaining of permits for the temporary importation of vessels and clearances of goods and materials through customs into West African countries, including Nigeria. These permits and clearances are necessary in order for us to operate our vessels in these jurisdictions. There is a risk that we may not be able to obtain assurances from our current or potential substitute brokers satisfactory to governmental agencies in regards to compliance with the FCPA in West African countries, including Nigeria. In the event we are not able to obtain such assurances, we may not have the means to renew temporary importation permits for rigs located in the relevant jurisdictions as they expire or to send goods and equipment into those jurisdictions, in which event we may be forced to terminate the pending drilling contracts and relocate the rigs, which could have an adverse effect on our financial results. We cannot predict the effect of implementing any measures that may be necessary to ensure full compliance with applicable laws.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LEGAL PROCEEDINGS

In August 2004, certain of our subsidiaries were named as defendants in six lawsuits filed in Mississippi, five of which are pending in the Circuit Court of Jones County and one of which is pending in the Circuit Court of Jasper County, Mississippi, alleging that certain individuals aboard our offshore drilling rigs had been exposed to asbestos. These six lawsuits are part of a group of 23 lawsuits filed on behalf of approximately 800 plaintiffs against a large number of defendants, most of which are not affiliated with us. Our subsidiaries have not been named as defendants in any of the other 17 lawsuits. The lawsuits assert claims based on theories of unseaworthiness, negligence, strict liability and our subsidiaries’ status as Jones Act employers and seek unspecified compensatory and punitive damages. In general, the defendants are alleged to have manufactured, distributed or utilized products containing asbestos. In the case of our named subsidiaries and that of several other offshore drilling companies named as defendants, the lawsuits allege those defendants allowed such products to be utilized aboard offshore drilling rigs. We have not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos aboard our rigs, whether they were employees nor their period of employment, the period of their alleged exposure to asbestos, nor their medical condition. Accordingly, we are unable to estimate our potential exposure in these lawsuits. We historically have maintained insurance which we believe will be available to address any liability arising from these claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary’s three primary insurers had historically paid settlement and defense costs for the subsidiary. One of these insurers was nearing insolvency and claimed exhaustion of its coverage limits, but following negotiations agreed to make a cash payment in exchange for a release of all further liability for the subsidiary’s asbestos liabilities. Both of the subsidiary’s other primary insurers have entered into settlement agreements with the subsidiary that will provide for limited additional funding of asbestos liabilities and attorneys’ fees and costs associated therewith. The subsidiary also intends to enter into discussions with its excess insurers. We believe that the subsidiary will continue to have funds from its insurers sufficient to meet its settlement and defense obligations for the foreseeable future.

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of June 30, 2007, the subsidiary had been named as a defendant in approximately 4,300 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of January 1, 2007, from $40 million to $45 million had been expended to resolve claims (including both attorneys’ fees and expenses, and settlement costs), with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we have had to rely on the insurers of our subsidiary for certain historical information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, we do not know with precision the amounts expended. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

The same subsidiary was a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arose out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by our subsidiary. Union alleged that the subsidiary was required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. GlobalSantaFe Corporation was also named as a defendant in the pending litigation. Union stated that it intended to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and to seek to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. The parties settled that lawsuit in June 2007, with our subsidiary having agreed to pay an amount from funds previously received from insurance underwriters, and with no contribution from GlobalSantaFe Corporation.

We and a number of our subsidiaries were named as defendants in two lawsuits claiming that the GSF Adriatic VII caused damage to a platform in the South Marsh Island area of the U.S. Gulf of Mexico when the rig broke free from its location during Hurricane Rita. On September 20, 2006, Devon Energy Corporation and Pogo Producing Company filed suit in the United States District Court for the Southern District of Texas, Houston Division, claiming that the defendants caused damage in an amount exceeding $75 million. On the same day Apache Corporation, as successor in interest to BP p.l.c., filed

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

suit against the defendants in the United States District Court for the Western District of Louisiana, Lafayette Division, claiming damage in an unspecified amount. The lawsuit filed by Devon and Pogo has now been transferred to the United States District Court for the Western District of Louisiana, Lafayette Division, and consolidated with the lawsuit filed by Apache Corporation. We have not been presented with evidence indicating that the GSF Adriatic VII caused the damage, if any, claimed by plaintiffs. In any event, we believe that we will be entitled to the benefits of the Act of God defense. Any liability arising from this lawsuit, including legal fees and expenses, will be paid by our insurance underwriters.

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

One of our subsidiaries has recently been ordered by the California Regional Water Quality Control Board to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California. This site was formerly owned and operated by certain of our subsidiaries. It is presently owned by an unrelated party, which has received an order to test the property, the cost of which is expected to be in the range of $200,000. We have also been advised that one or more of our subsidiaries is likely to be named by the EPA as a PRP for the San Gabriel Valley, Area 3, Superfund site, which includes this property. We have no knowledge at this time of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party. The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The plaintiffs and the codefendant threatened to add GlobalSantaFe Corporation as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law. The single business enterprise doctrine is an equitable construct created and applied by the judiciary to impose liability against the parent company or a different subsidiary or affiliated companies where more than one company represents precisely the same single interests. The single business enterprise doctrine is similar to corporate veil piercing doctrines. On August 16, 2006, Santa Fe Minerals, Inc. and its immediate parent company, 15375 Memorial Corporation, which is also an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Later that day, the plaintiffs dismissed Santa Fe Minerals, Inc. from the lawsuit. Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe Corporation and two other subsidiaries in the lawsuit. We believe that these legal theories should not be applied against GlobalSantaFe Corporation or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability. The codefendant also seeks to dismiss the bankruptcies. The efforts by the codefendants to assert alter ego and single business enterprise theory claims against GlobalSantaFe Corporation were rejected by the Court in Avoyelles Parish and the lawsuit against the other defendant went to trial on February 19, 2007. The action was resolved at trial with a purported $20 million settlement by the codefendant, which will attempt to seek contribution from us for some or all of that amount. We also filed an action with the Delaware Court asking that any such alter ego claims be heard there. Santa Fe Minerals, Inc. and the codefendants have entered into a Standstill Argument while they discuss a possible resolution of these various issues. We intend to continue to vigorously defend against any action taken in an attempt to impose liability against us under these theories or otherwise.

Note 7 – Supplemental Cash Flow Information – Noncash Investing and Financing Activities

Cash payments for capital expenditures for the six months ended June 30, 2007 include $13.7 million that was accrued but unpaid at December 31, 2006. Cash payments for capital expenditures for the six months ended June 30, 2006, include $49.8 million that was accrued but unpaid at December 31, 2005. Accrued but unpaid capital expenditures at June 30, 2007, totaled $11.2 million. This amount is included in “Accounts payable” on the Condensed Consolidated Balance Sheet at June 30, 2007.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with damage sustained by our rigs from hurricanes Katrina and Rita (see Note 5), we have recorded a receivable of approximately $104.4 million, which represents amounts expected to be recovered from our insurers, including ongoing recovery and salvage costs and loss of hire recoveries. This amount is included in “Accounts receivable from insurers”, along with various other insurance claims receivables, on the Condensed Consolidated Balance Sheet as of June 30, 2007.

On June 7, 2007, our Board of Directors declared a regular quarterly cash dividend for the second quarter of 2007 of $0.225 per ordinary share, payable to shareholders of record as of the close of business on June 29, 2007. This second quarter dividend in the amount of $51.1 million was paid on July 13, 2007. Under the terms of the Merger Agreement, we have agreed not to declare and pay any future dividends on our ordinary shares pending completion of the merger.

Note 8 – Share Repurchase

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. During the first half of 2007 we repurchased a total of 6,894,329 ordinary shares for $440.0 million at an average price of $63.82 per share. At June 30, 2007, transactions to purchase 1,105,800 of these shares for a total purchase price of $80.0 million were not yet settled and these shares were included as shares outstanding as of June 30, 2007. Under the terms of the Merger Agreement, we have agreed not to repurchase shares pending completion of the merger. Accordingly, we have suspended our share repurchase program and will not make further repurchases subsequent to June 30, 2007, other than the repurchase of 1,092,578 shares for $80.0 million which accrued during July 2007 as provided under a preexisting share repurchase agreement entered into pursuant to a Rule 10b5-1 share repurchase plan.

Note 9 – Discontinued Operations

On May 21, 2004, we completed the sale of our land drilling business to Precision Drilling Corporation. Our land drilling business consisted of a fleet of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt, and three in Oman. During the second quarter of 2004 we recorded a $5.7 million contingent tax liability related to the sale of our Egyptian land rigs. During the first quarter of 2007, the tax audit for the 2004 tax year and the tax return filing position related to the contingent tax liability was favorably resolved. As a result, we released the $5.7 million reserve, which is classified as “Income from discontinued operations” in the Condensed Consolidated Statements of Income and Comprehensive Income.

Note 10—Recently Adopted Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, as of June 30, 2007 we recognized a $11.5 million increase in the liability for uncertain tax positions taken on previously filed tax returns, which was accounted for as a $16.3 million decrease in retained earnings and a $4.8 million decrease in goodwill for items related to events that took place prior to the business combination in 2001 of Global Marine Inc. and Santa Fe International Corporation.

We accrue interest and penalties related to our liability for uncertain tax positions as a component of income tax expense. In conjunction with the adoption of FIN 48 we recognized approximately $8.5 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $11.5 million of liability for uncertain tax positions noted above. The amount of interest recognized during the three and six months ended June 30, 2007 was insignificant to our financial results.

During the quarter ended June 30, 2007, our liability for uncertain tax positions increased by $5.0 million to a total of $48.3 million.

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

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Subsequent Events

AGREEMENT AND PLAN OF MERGER

On July 21, 2007, we entered into the Merger Agreement with Transocean Inc. and Transocean Worldwide Inc., a direct wholly owned subsidiary of Transocean. Under the terms of the Merger Agreement, GlobalSantaFe Corporation will merge with Transocean Worldwide by way of a scheme of arrangement qualifying as an amalgamation under Cayman Islands law, with Transocean Worldwide continuing as the surviving corporation. Immediately prior to the merger, each outstanding ordinary share of Transocean will be reclassified by way of a scheme of arrangement under Cayman Islands law into (1) 0.6996 Transocean ordinary shares and (2) $33.03 in cash (this reclassification, together with the merger, is referred to as the “Transactions”). At the effective time of the merger, each of our outstanding ordinary shares will be exchanged for (1) 0.4757 Transocean ordinary shares (after giving effect to the reclassification) and (2) $22.46 in cash. Our Board of Directors (with one director absent) unanimously approved the Merger Agreement.

At the effective time of the merger, all of our outstanding equity awards (other than restricted stock units) will be assumed by Transocean and converted into awards to receive Transocean ordinary shares. Restricted stock units will be exchanged for the same consideration for which each outstanding share of GlobalSantaFe is exchanged. Each outstanding right or option to acquire one Transocean ordinary share outstanding immediately prior to the reclassification will be adjusted into a right or option to acquire a number of Transocean ordinary shares, adjusted to reflect the reclassification. Our equity incentive plans will be assumed by Transocean.

The Merger Agreement provides that following the effective time of the Transactions, Transocean will have a board of directors that consists of 14 members, which will include seven directors named by GlobalSantaFe and seven directors named by Transocean. Robert E. Rose, our current Chairman of the Board of Directors, will serve as the Chairman of the Board of Directors of Transocean. Robert L. Long, the current Chief Executive Officer of Transocean, will be the Chief Executive Officer of Transocean. Jon A. Marshall, our current President and Chief Executive Officer, will be the President and Chief Operating Officer of Transocean.

GlobalSantaFe, Transocean and Transocean Worldwide have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Merger Agreement and the consummation of the Transactions and covenants not to engage in certain kinds of transactions during that period. We and Transocean have made certain additional customary covenants, including, among others, covenants, subject to certain exceptions, (1) not to solicit proposals regarding alternative business combination transactions, (2) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions, (3) to cause shareholder meetings to be held to consider approval of the Transactions and (4) for our respective Boards of Directors to recommend approval of the Merger Agreement by our respective shareholders.

Transocean and GlobalSantaFe have arranged financing commitments for the Transactions, the aggregate proceeds of which will be sufficient for Transocean upon closing to pay the aggregate cash consideration to the holders of currently outstanding shares of Transocean and GlobalSantaFe in connection with the Transactions. Consummation of the Transactions is subject to various conditions, including, among others, (1) approval by our shareholders of the merger and approval by the shareholders of Transocean of the reclassification, the issuance of shares in the merger and the amendments to Transocean’s charter documents, in each case pursuant to the requirements specified in the Merger Agreement, (2) the receipt of required regulatory clearances, including the expiration of the Hart–Scott Rodino waiting period and foreign competition clearances, (3) the receipt of financing sufficient to enable Transocean to deliver the cash consideration in connection with the Transactions, (4) the accuracy of representations and warranties as of the closing date, including the absence of any material adverse effect with respect to Transocean’s or GlobalSantaFe’s business, as applicable, and (5) other customary closing conditions. The closing of the Transactions will occur on the first business day immediately following the day on which all of the conditions to the Transactions contained in the Merger Agreement have been fulfilled or waived or on such other date as we and Transocean may agree. We estimate that the closing will take place by the end of the year.

The Merger Agreement may be terminated under certain circumstances, including if the Board of Directors of either GlobalSantaFe or Transocean has determined in good faith that it has received a superior proposal and otherwise complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, a party will be required to reimburse the other party for such party’s third-party costs and expenses up to $30 million or, under specified circumstances, a party will be required to pay the other party a termination fee of $300 million.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FINANCING COMMITMENTS

In connection with the Transactions, on July 21, 2007, Transocean and GlobalSantaFe entered into a commitment letter, pursuant to which Goldman Sachs Credit Partners L.P. (“GSCP”), Lehman Commercial Paper Inc., Lehman Brothers Commercial Bank, Lehman Brothers Inc. and Lehman Brothers Holdings Inc. (collectively, the “Lehman Lenders”) have committed to provide financing for the Transactions. The commitment letter provides for a $15.0 billion senior unsecured bridge loan facility due one year after closing, $10.0 billion of which is to be provided by GSCP and $5.0 billion of which is to be provided by the Lehman Lenders. GSCP’s and the Lehman Lenders’ commitments are subject to the satisfaction of certain conditions, including the execution of satisfactory documentation and the absence of a material adverse effect (as defined in the Merger Agreement).

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

AGREEMENT AND PLAN OF MERGER

On July 21, 2007 we entered into the Merger Agreement with Transocean Inc. and Transocean Worldwide Inc., a direct wholly owned subsidiary of Transocean. Under the terms of the Merger Agreement, GlobalSantaFe Corporation will merge with Transocean Worldwide by way of a scheme of arrangement qualifying as an amalgamation under Cayman Islands law, with Transocean Worldwide continuing as the surviving corporation. Immediately prior to the merger, each outstanding ordinary share of Transocean will be reclassified by way of a scheme of arrangement under Cayman Islands law into (1) 0.6996 Transocean ordinary shares and (2) $33.03 in cash (this reclassification, together with the merger, is referred to as the “Transactions”). At the effective time of the merger, each outstanding ordinary share of GlobalSantaFe will be exchanged for (1) 0.4757 Transocean ordinary shares (after giving effect to the reclassification) and (2) $22.46 in cash. We have agreed to various covenants under the Merger Agreement and the closing of the Transactions is subject to a number of conditions. See Note 12 for additional information about the Transactions, our covenants under the Merger Agreement and the conditions to consummation of the Transaction, as well as the financing commitments relating to the Transactions. See “Part II. Item 1A. Risk Factors” for more information regarding risks relating to the Transactions.

INTERNAL INVESTIGATION

In June 2007, we commenced, with the assistance of outside counsel, an internal investigation of our Nigerian and West African operations, focusing on brokers who handled customs matters with respect to our affiliates operating in those jurisdictions and whether those brokers have fully complied with the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws. We commenced our investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s recently announced settlement implicating a third party handling customs matters in Nigeria. We voluntarily disclosed our internal investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and, at their request, have expanded our investigation to include the activities of our customs brokers in other West African countries and the activities of one customs broker worldwide. We cannot predict at this time the ultimate outcome of the investigation or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Our investigation includes a review of amounts paid to and by customs brokers in connection with the obtaining of permits for the temporary importation of vessels and clearances of goods and materials through customs into West African countries, including Nigeria. These permits and clearances are necessary in order for us to operate our vessels in these jurisdictions. There is a risk that we may not be able to obtain assurances from our current or potential substitute brokers satisfactory to governmental agencies in regards to compliance with the FCPA in West African countries, including Nigeria. In the event we are not able to obtain such assurances, we may not have the means to renew temporary importation permits for rigs located in the relevant jurisdictions as they expire or to send goods and equipment into these jurisdictions, in which event we may be forced to terminate the pending drilling contracts and relocate the rigs, which could have an adverse effect on our financial results. We cannot predict the effect of implementing any measures that may be necessary to ensure full compliance with applicable laws.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Operating Results

SUMMARY

Data relating to our operations by business segment follows (dollars in millions):

	Three Months Ended June 30,		Increase / (Decrease)	Six Months Ended June 30,		Increase / (Decrease)
	2007	2006		2007	2006
Revenues:
Contract drilling	$884.7	$587.9	50%	$1,654.2	$1,110.1	49%
Drilling management services	222.1	186.2	19%	353.0	335.2	5%
Oil and gas	20.4	13.8	48%	30.0	30.4	(1)%
Less: Intersegment revenues	(53.7)	(14.5)	270%	(60.2)	(22.9)	163%

	$1,073.5	$773.4	39%	$1,977.0	$1,452.8	36%

Operating income:
Contract drilling	$408.1	$216.7	88%	$767.6	$396.9	93%
Drilling management services	16.6	6.2	168%	17.3	6.1	184%
Oil and gas	8.6	7.9	9%	10.7	16.1	(34)%
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	0.4	66.4	N/A	57.1	85.3	N/A
Corporate expenses	(23.1)	(20.6)	12%	(51.4)	(47.0)	9%

	$410.6	$276.6	48%	$801.3	$457.4	75%

Operating income increased by $134.0 million to $410.6 million for the three months ended June 30, 2007, from $276.6 million for the second quarter of 2006. This increase was due primarily to higher dayrates throughout most of our drilling fleet, along with improved turnkey drilling performance worldwide and increased turnkey drilling activity in the North Sea.

Operating income increased by $343.9 million to $801.3 million for the six months ended June 30, 2007, from $457.4 million for the same period in 2006. This increase was due primarily to higher dayrates throughout most of the fleet, the addition of the GSF Development Driller I, which entered our fleet late in the second quarter of 2006, an improvement in turnkey drilling performance worldwide and increased turnkey drilling activity in the North Sea. Operating income for the six months ended June 30, 2007 includes gains from insurance recoveries and the sale of the GSF High Island III totaling $61.2 million. Operating income for the six months ended June 30, 2006 includes $63.7 million of gains related to insurance recoveries for hurricane damage to the cantilevered jackups GSF High Island III and GSF Adriatic VII and an estimated recovery from insurers of $21.6 million under our loss of hire insurance policy related to the GSF Development Driller I. For further details, see “—Involuntary Conversion of Long-Lived Assets and Related Recoveries.”

Our contract drilling revenue backlog at June 30, 2007, totaled approximately $10.1 billion, consisting of $9.8 billion related to executed contracts and $0.3 billion related to customer commitments for which contracts had not yet been executed. Approximately $1.9 billion of the backlog is expected to be realized during the remainder of 2007. Our contract drilling backlog at December 31, 2006, was $10.6 billion.

Current Market Conditions and Trends

Although conditions continue to be strong in all of our markets other than the U.S. Gulf of Mexico jackup market, historically the offshore drilling business has been cyclical, with periods of high demand, inadequate rig supply and increasing dayrates, which have characterized the condition of the market for the last few years, followed by periods of low demand or excess rig supply, resulting in lower utilization and decreasing dayrates. These cycles have been volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers, the highly competitive nature of the offshore drilling industry and the construction of new rigs. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates appear to be improving, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. The potential impact of these cycles and market forces on our results of operations is expected to be mitigated in part by our contract drilling revenue backlog which totaled $10.1 billion at June 30, 2007.

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

Newbuilds

Seventeen premium jackup newbuild rigs have been delivered into the market since January 1, 2006, and construction is in progress or contracts have been announced for the construction of 73 additional premium jackup rigs. In the deepwater and ultra-deepwater rig class, there have been announcements of the upgrade of five semisubmersibles to deepwater or ultra-deepwater capability and the construction of 64 new high-specification rigs. Most of these rigs, including our GSF Development Driller III, are ultra-deepwater units and represent an increase in the ultra-deepwater fleet of approximately 203% since January 1, 2006. Deliveries for the jackups and deepwater and ultra-deepwater units are forecast to occur from the third quarter of 2007 through 2010, with the majority of the newbuild jackups scheduled for delivery in 2007 and 2008. A number of the shipyard contracts for units currently under construction provide for options for the construction of additional units, and we believe further new construction announcements are likely for all classes of rigs. We expect that the delivery of a number of the newbuild units, primarily the deepwater and ultra-deepwater rigs, will be delayed. Delays will be attributable to numerous factors including: the use of new, untested rig designs; the use of shipyards with little or no experience in building offshore drilling units; delays in the deliveries of equipment; and a shortage of experienced, qualified commissioning personnel. During prior periods of high utilization and dayrates, the entry into service of newly constructed, upgraded and reactivated rigs created an oversupply of drilling units and a decline in utilization and dayrates, sometimes for extended periods of time as rigs were absorbed into the active fleet. At the present time, we believe that demand for jackup rigs through 2007 is adequate to absorb the new rigs expected to be delivered into the active market without a major impact on industry utilization rates and dayrates, however the marketing of the newbuild jackups scheduled for delivery in 2008 and beyond could have a negative effect on jackup dayrates, even in advance of the rigs’ delivery dates. Further increases in the number of new drilling units under construction could exacerbate any such future negative effect. We expect the market for deepwater and ultra-deepwater rigs to remain in balance through 2010 due to the later delivery dates for this class of rigs, the contracted status of existing rigs and apparent strong demand from customers.

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

U.S. Gulf of Mexico

Both utilization and dayrates for jackups in the U.S. Gulf of Mexico continued to be soft during the second quarter of 2007. We believe the cause continues to be a combination of factors, including operators’ perception of relatively soft natural gas prices and continued difficulties in obtaining the approvals required by the new U.S. Minerals Management Service (“MMS”) interim regulations. A number of rigs have departed the U.S. Gulf of Mexico, and we expect that a number of new rig departures from the U.S. Gulf of Mexico will be announced in the third quarter. The number of jackups currently under contract in the U.S. Gulf of Mexico is in the mid-60’s. As we are currently in hurricane season, we believe the jackup market will remain soft for the remainder of 2007.

North Sea

The North Sea market for mid-water depth semisubmersibles, heavy-duty harsh environment (“HDHE”) jackups, and standard jackups remains strong. Utilization of rigs in the market is 100% and we have observed an increase in inquiries from our customers for work commencing in 2008. Although a recent fall in natural gas prices in the United Kingdom has caused some customers to defer some drilling plans, we have not observed any reduction in rates for jackup rigs.

West Africa

The market in West Africa for all classes of drilling units remains strong. We expect the West Africa jackup fleet to remain above 95% utilization throughout 2007 and well into 2008. Deepwater rigs and ultra-deepwater rigs in this market are all fully booked through 2008, and several projects requiring such rigs and slated for 2008/2009 and beyond are still in need of a drilling unit. We expect this inadequate supply to lead to several of the newbuild ultra-deepwater units being placed in West Africa during the next two to four years. Shallow semisubmersible demand remains strong in the region with only one or two units becoming available toward the end of the year.

Southeast Asia

The market for jackups in Southeast Asia is currently in balance, with 100% utilization in the region. Bidding activity has increased slightly, and dayrates for jackups in the region continue to be strong. We have observed some softening of proposed dayrates for newbuild units, however, which may be an indication of perceptions that future supply may exceed demand. A significant number of newbuild jackups without contract commitments are scheduled for delivery at year end and during the first quarter of 2008. We believe market demand in Southeast Asia may be unable to fully absorb the additional supply of newbuild units in the region, which could have a negative impact on dayrates in the area. This scenario could reverse if some of the newbuild jackups are significantly delayed or if the units secure work outside the region. The deepwater market in the Southeast Asia region, although relatively minor compared to the major deepwater markets in the U.S. Gulf of Mexico, West Africa and Brazil, remains strong.

Middle East and Mediterranean

Recent contract extensions for jackups in the Mediterranean have created a shortage of rigs for 2007, resulting in a movement of rigs into the area. We expect the deepwater market to be undersupplied in 2007, due in part to announced development projects in Libya. The Gulf of Suez jackup market continues to be stable; however, we anticipate a short-term dip in demand during the second half of 2007 due to delays in customers’ drilling plans. In the Arabian Gulf, we continue to observe strong demand for jackups and stable dayrates. One of our recently upgraded jackups has commenced drilling operations in Saudi Arabia, and three additional upgraded units commenced operations in July 2007.

Canada and South America

We believe that drilling activity in Northeastern Canada in 2007 will remain constrained by rig supply, especially in view of the strength of markets elsewhere. Our deepwater unit in the region remains under contract into 2008 with an opportunity for additional contract extensions.

We currently have two jackups and one semisubmersible in the South American market and we will move an additional semisubmersible into the region later in 2007 to fulfill contracts offshore Brazil. We expect the South America jackup market to remain tight throughout 2008. The market for deepwater and ultra-deepwater units in South America is expected to continue to strengthen due to the Brazilian national oil company’s aggressive five-year drilling program. We believe that semisubmersible and drillship requirements from other operators working in Brazil will assist with the strengthening of this market over the next two years.

CONTRACT DRILLING OPERATIONS

Data with respect to our contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2007	2006		2007	2006
Contract drilling revenues by area: (1)
West Africa	$268.5	$142.4	89%	$471.3	$249.6	89%
U.S. Gulf of Mexico	159.2	140.7	13%	323.9	245.3	32%
North Sea	158.6	99.0	60%	297.8	192.6	55%
Southeast Asia	101.0	71.6	41%	194.6	133.1	46%
Middle East	75.9	33.8	125%	137.4	64.6	113%
Mediterranean Sea	60.7	28.8	111%	116.4	46.3	151%
South America	29.7	37.5	(21)%	51.2	87.3	(41)%
Other	31.1	34.1	(9)%	61.6	91.3	(33)%

	$884.7	$587.9	50%	$1,654.2	$1,110.1	49%

Average rig utilization by area:
West Africa	95%	98%	(3)%	97%	95%	2%
U.S. Gulf of Mexico	90%	86%	5%	88%	84%	5%
North Sea	95%	92%	3%	93%	96%	(3)%
Southeast Asia	100%	100%	—%	100%	100%	—%
Middle East (2)	64%	96%	(33)%	62%	98%	(37)%
Mediterranean Sea	100%	96%	4%	100%	98%	2%
South America	100%	100%	—%	100%	100%	—%
Other	100%	100%	—%	100%	100%	—%

Total average rig utilization:	90%	95%		90%	94%

Average revenues per day (3)	$177,100	$113,700		$168,400	$107,400

(1)	Includes revenues earned from affiliates.
(2)	For the six months ended June 30, 2007, Middle East utilization includes four rigs which we moved from the U.S. Gulf of Mexico and were in a shipyard the first half of 2007 in preparation for new contracts. One of the rigs commenced its contract during May 2007 and the other three commenced their contracts during July 2007.
(3)	Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days. The calculation of average revenues per day excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $27.5 million and $38.7 million, respectively, for the three and six months ended June 30, 2007. Average revenues per day including these reimbursed expenses would have been $182,800 and $172,400 for the respective periods. The calculation of average revenues per day for the three and six months ended June 30, 2006, excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $18.8 million and $43.1 million, respectively. Average revenues per day including these reimbursed expenses would have been $117,400 and $111,700 for the respective periods.

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Contract drilling revenues before intersegment eliminations increased $296.8 million to $884.7 million for the three months ended June 30, 2007, compared to $587.9 million for the 2006 second quarter. Higher dayrates for our deepwater drilling fleet, along with the addition of the GSF Development Driller I to our deepwater fleet, accounted for $63.4 million and $16.4 million, respectively, of this increase, along with higher dayrates for our West Africa, North Sea, Middle East, Southeast Asia, and Mediterranean Sea fleets, which contributed an additional $78.1 million, $58.3 million, $35.9 million, $34.0, and $25.8 million, respectively. These increases were offset in part by a decrease of $22.4 million in utilization related to three of the four jackup rigs offshore Saudi Arabia that moved from the U.S. Gulf of Mexico to the Middle East during the first quarter of 2007 and were in a shipyard during most of the second quarter in preparation for new contracts. One of the rigs went on contract in May 2007, while the other three rigs were still in a shipyard at June 30, 2007. These three rigs commenced their new contracts in July 2007.

Average dayrates for the second quarter of 2007 increased throughout virtually all of our areas of operation compared to the prior year quarter, with the exception of our U.S. Gulf of Mexico jackup fleet. This market is experiencing an overall decline in both dayrates and utilization, as discussed in “Current Market Conditions and Trends.”

Contract drilling operating income and margin (operating income as a percentage of revenues, excluding intersegment revenues and expenses), increased to $408.1 million and 48.6%, respectively, for the three months ended June 30, 2007, from $216.7 million and 37.1%, respectively, for the second quarter of 2006 due primarily to the higher dayrates discussed above, offset in part by higher labor, repair and maintenance expenses, insurance, and other operating expenses.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

Contract drilling revenues before intersegment eliminations increased $544.1 million to $1,654.2 million for the six months ended June 30, 2007, compared to $1,110.1 million for the same period in 2006. Higher dayrates throughout most of our drilling fleet accounted for $577.1 million of the increase along with the addition of the semisubmersible GSF Development Driller I to our drilling fleet, which contributed $33.9 million to the increase. The GSF Development Driller I commenced operations in June 2006. These increases were offset, however, by a $29.5 million decrease in utilization related to the jackup GSF Galaxy II, which was moving from Canada to the North Sea during the first quarter of 2007, and a $44.8 million decrease in utilization related to the four jackup rigs offshore Saudi Arabia that moved from the U.S. Gulf of Mexico to the Middle East during the first quarter of 2007, as discussed above.

Contract drilling operating income and margin, increased to $767.6 million and 47.7%, respectively, for the six months ended June 30, 2007 from $396.9 million and 36.0%, respectively, for the comparable period in 2006. The improvements in operating income and operating margin were due primarily to the higher dayrates and rig utilization discussed above, offset in part by higher labor, repair and maintenance, insurance, and other operating expenses. Contract drilling depreciation expense also increased for the six months ended June 30, 2007 compared to the same period in 2006 due primarily to the addition of the semisubmersible GSF Development Driller I noted above and to upgrades on several other rigs in our fleet during 2006.

The movement of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These movements were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Explorer	Drillship	Other (Black Sea)	U.S. Gulf of Mexico	Mar-06
GSF High Island IX	Cantilevered Jackup	Middle East	West Africa	Apr-06
GSF Constellation II	Cantilevered Jackup	South America	Mediterranean	May-06
GSF Development Driller I	Semisubmersible	Shipyard	U.S. Gulf of Mexico	Jun-06
GSF Aleutian Key	Semisubmersible	South America	West Africa	Dec-06
GSF High Island IV	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Jan-07
GSF Main Pass I	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Jan-07
GSF Main Pass IV	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Jan-07
GSF Galaxy II	HDHE Jackup	Other (Canada)	North Sea	Feb-07
GSF High Island II	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Feb-07
GSF Explorer	Drillship	U.S. Gulf of Mexico	West Africa	Jun-07
GSF Rig 140	Semisubmersible	North Sea	West Africa	Jun-07

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

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Drilling management services revenues before intersegment eliminations increased by $35.9 million to $222.1 million in the three months ended June 30, 2007 from $186.2 million in the second quarter of 2006. This increase consisted of $94.4 million attributable to an increase in average revenues per turnkey project and an increase of $10.3 million in reimbursable revenues, offset by a decrease of $63.0 million attributable to a decrease in the number of turnkey projects performed and a decrease of $5.8 million in daywork and other revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. The increase in average revenues per turnkey project was due primarily to three large turnkey projects performed in the North Sea during in the second quarter of 2007. We performed no turnkey projects in this market during the same period in 2006. Our drilling management services segment performed 21 turnkey projects in the second quarter of 2007 (16 wells drilled and 5 well completions) compared to 28 turnkey projects in the second quarter of 2006 (20 wells drilled and 8 well completions).

Drilling management services operating income and margin (operating income as a percentage of revenues, excluding intersegment revenues and expenses) increased to $16.6 million and 7.8%, respectively, for the second quarter of 2007, from $6.2 million and $3.5%, respectively, in the second quarter of 2006. The primary reason for the increase in turnkey operating results was the result of increased activity in the North Sea, discussed above. During the second quarter of 2007 we incurred losses totaling approximately $0.4 million on one turnkey well compared to $0.5 million on one turnkey well in the second quarter of 2006. We also recorded losses of $3.1 million on a well in progress at June 30, 2007.

Subsequent to June 30, 2007, we encountered unforeseen difficulties on one additional turnkey project underway at June 30, 2007. This well is still in progress and we estimate that this project will result in an estimated third quarter 2007 pretax loss of approximately $2.6 million.

Results for the three months ended June 30, 2007 and 2006 were affected by revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $0.5 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $8.2 million and $8.7 million for the three months ended June 30, 2007 and 2006, respectively, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

Drilling management services revenues before intersegment eliminations increased by $17.8 million to $353.0 million in the six months ended June 30, 2007, from $335.2 million for the same period in 2006. This increase consisted of $82.2 million attributable to an increase in average revenues per turnkey project and an increase of $12.0 million in reimbursable revenues, offset by a decrease of $69.6 million attributable to a decrease in the number of turnkey projects performed and a decrease of $6.8 million in daywork and other revenues. The increase in average revenues per turnkey project is due primarily to three large turnkey projects performed in the North Sea during in the second quarter of 2007, compared to no turnkey projects performed in this market during the first half of 2006. Our drilling management services segment performed 37 turnkey projects in the six months ended June 30, 2007 (28 wells drilled and 9 well completions) compared to 46 turnkey projects in the comparable period of 2006 (34 wells drilled and 12 well completions).

Drilling management services operating income and margin increased to $17.3 million and 5.1%, respectively, for the six months ended June 30, 2007, from $6.1 million and 1.9%, respectively, in the same period in 2006, due primarily to the activity in the North Sea during the 2007 period. We incurred losses totaling approximately $3.3 million on a total of two turnkey wells during the first six months of 2007 compared to losses totaling approximately $5.6 million on three turnkey wells for the six months ended June 30, 2006. We also recorded losses of $3.1 million on a well in progress at June 30, 2007.

Results for the six months ended June 30, 2007 and 2006 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $1.6 million for the six months ended June 30, 2007 and by $1.2 million for the six months ended June 30, 2006. The effect of these revisions, however, was offset by the deferral of turnkey drilling profit totaling $11.8 million for the six months ended June 30, 2007, and by $9.1 million for the six months ended June 30, 2006, related to wells in which our oil and gas division was either the operator or held a working interest.

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is often not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to the loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. Estimated costs included in 2007 drilling management services operating results totaled approximately $68.2 million at June 30, 2007. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2006 drilling management services operating results totaled approximately $64.2 million at June 30, 2006.

OIL AND GAS OPERATIONS

We acquire interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Oil and gas revenues increased by $6.6 million to $20.4 million for the three months ended June 30, 2007, from $13.8 million for the three months ended June 30, 2006. Increases in oil sales due primarily to the timing of oil sales from our Broom Field in the North Sea, along with an increase in gas production and prices accounted for $4.7 million, $2.1 million, and $0.2 million, respectively, of this increase, offset in part by a decrease of $0.4 million due to lower oil prices.

Operating income from our oil and gas operations increased by $0.7 million to $8.6 million for the three months ended June 30, 2007 from $7.9 million for same period in 2006, due to the increased revenues discussed above, offset by an increase in operating expenses related to the start up of new oil and gas properties. Also during the quarter we decided to discontinue our exploration and development activities associated with an unevaluated property offshore West Africa. As a result, we wrote off $1.5 million of capitalized costs related to this property for the quarter ending June 30, 2007.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

Oil and gas revenues decreased by $0.4 million to $30.0 million for the six months ended June 30, 2007, from $30.4 million for the six months ended June 30, 2006. Decreases in oil production related primarily to the decline of oil sales from our Broom Field in the North Sea, along with a decrease in both gas and oil prices accounted for $4.2 million, $0.8 million, and $0.1 million, respectively, of this decrease, offset in part by an increase of $4.7 million due to higher gas production due to new gas producing fields.

Operating income from our oil and gas operations decreased by $5.4 million to $10.7 million for the six months ended June 30, 2007, from $16.1 million for same period in 2006. This decrease was due primarily to an increase in operating expenses, including compensation costs and expenses related to the start-up of new oil and gas properties, along with the recognition of $1.5 million of expense related to an unevaluated property offshore West Africa, as discussed above.

INVOLUNTARY CONVERSION OF LONG-LIVED ASSETS AND RELATED RECOVERIES

During the third quarter of 2005, a number of our rigs were damaged as a result of hurricanes Katrina and Rita. All of these rigs have now returned to work with the exception of the GSF High Island III, which was sold in March 2007, and the GSF Adriatic VII, which was sold in December 2006. In March 2007 we sold the GSF High Island III to a third party and collected proceeds of approximately $26.0 million, net of selling costs, and recorded a gain of $24.8 million, which represents the proceeds less the $1.2 million salvage value.

We have collected a total of $202.1 million in insurance recoveries related to damage inflicted by hurricanes Katrina and Rita, of which $92.8 million was collected in the first half of 2007. Offsetting these collections in “Accounts receivable from insurers” are anticipated reimbursements for cash outlays to salvage our rigs damaged during the hurricanes.

We recorded a gain of $4.5 million in the second quarter of 2007, which represents amounts collected from insurers in excess of the estimated recoveries we recorded during the third quarter of 2005 related to the rigs damaged during these hurricanes. This gain, along with the $31.9 million gain recorded in the first quarter related to collections from insurers and the $24.8 million gain recorded in connection with the sale of the GSF High Island III, resulted in a gain of $45.4 million, net of $15.8 million in taxes, for the first half of 2007. These gains are included in “Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment” in the Condensed Consolidated Statement of Income and Comprehensive Income.

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

Our insurance policy provided that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we would bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita were separate occurrences. Based on remediations completed for the three rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, the only rig that was still out of service after the 60-day waiting period, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 6 — “Commitments and Contingencies,” during 2005 and 2006, we recorded $25.4 million ($3.8 million in the fourth quarter of 2005, $18.9 million in the first quarter of 2006, and $2.7 million in second quarter of 2006) in estimated loss of hire insurance recoveries with respect to the GSF Development Driller I. We collected $12.8 million of this claim in the first quarter of 2007, and we are in discussions with the underwriters with respect to the remainder of the claim. None of the jackup rigs damaged during Hurricane Rita was insured for loss of hire and, therefore, a single $10 million hull and machinery deductible was applicable to claims for damage to the rigs caused by Hurricane Rita. This deductible was recognized as a loss in the third quarter of 2005.

In June 2007, prior to the start of GSF Rig 135’s contract in West Africa, the transport vessel used to carry the rig’s riser capsized and the riser was lost. We currently do not expect to recover the riser and therefore have recorded a $4.1 million charge related to this loss in the second quarter of 2007, which is included in “Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment” in the Condensed Consolidated Statement of Income and Comprehensive Income. There was no tax impact related to this transaction. We currently plan to replace the riser, utilizing new riser that was orginally ordered for GSF Rig 140. The loss of the riser, nevertheless, will delay the commencement of drilling operations for GSF Rig 135 by 30-90 days, and result in a reduced dayrate for GSF Rig 140. We are still evaluating recoveries under our applicable insurance policies.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the second quarter of 2007 increased by $2.5 million to $21.2 million from $18.7 million, for the second quarter of 2006. This increase was due primarily to increases in compensation costs and contract labor costs related to various information technology projects.

General and administrative expenses for the six months ended June 30, 2007, increased by $4.5 million to $47.6 million, from $43.1 million, for the same period of 2006. This increase was due primarily to increases in compensation costs and costs associated with the information technology projects noted above, offset by lower stock-based compensation costs.

OTHER INCOME AND EXPENSE

Interest expense increased to $11.6 million and $22.5 million, respectively, for the three and six months ended June 30, 2007, from $9.2 million and $18.4 million for the same periods in 2006 due primarily to borrowings under our revolving credit facility.

Interest capitalized for the three and six months ended June 30, 2007 and 2006 is due primarily to the capitalization of interest costs in connection with our rig expansion program discussed in “Liquidity and Capital Resources – Investing and Financing Activities.”

Interest income increased to $7.5 million from $6.1 million for the three months ended June 30, 2007 compared to the prior year second quarter due primarily to higher interest rates earned on our higher average cash, cash equivalents and marketable securities balances during the second quarter of 2007. Interest income for the six months ended June 30, 2007 decreased to $12.5 million from $14.3 million for the comparable prior year period due primarily to lower average cash, cash equivalent, and marketable securities balances for the year, mainly due to the stock repurchase program which began in March of 2006.

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

Our effective income tax rate on income from continuing operations for financial reporting purposes was 10.3% and 11.2% for the three and six months ended June 30, 2007, respectively. Tax expense for the quarter includes $1.6 million of additional expense on total gains of $4.5 million related to amounts collected from insurers in excess of our original estimated recoveries. During the quarter, tax returns related to prior years were finalized at a lower amount of tax than we accrued in prior years. As a result, tax expense decreased by $5.6 million due to lower than estimated expense on tax return filings. Largely due to the net effect of these discrete items, the effective income tax rate of 10.3% for the second quarter of 2007 would have been 11.1%. Our effective income tax rate for financial reporting purposes was 10.4% and 11.9%, respectively, for the three and six months ended June 30, 2006. During the second quarter of 2006, we recorded a $63.7 million gain which represents the insurance recoveries related to damage sustained by the GSF High Island III and GSF Adriatic VII during Hurricane Rita in September 2005. The gain was recorded without a corresponding tax liability which lowered the rate for the quarter by approximately one percent. We currently anticipate that, before discontinued operations, our annual effective tax rate for financial reporting purposes will be in the range of 11% to 12% for the full year 2007.

On May 21, 2004, we completed the sale of our land drilling business to Precision Drilling Corporation. During the second quarter of 2004 we recorded a $5.7 million contingent tax liability related to the sale of our Egyptian land rigs. During the first quarter of 2007, the 2004 Egyptian tax audit and the tax return filing position related to contingent tax liability was favorably resolved. As a result, we released the $5.7 million reserve, which is classified as “Income from discontinued operations” in the Condensed Consolidated Statements of Income.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, as of June 30, 2007 we recognized a $11.5 million increase in the liability for uncertain tax positions taken on previously filed tax returns, which was accounted for as a $16.3 million decrease in retained earnings and a $4.8 million decrease in goodwill for items related to events that took place prior to the business combination in 2001 of Global Marine Inc. and Santa Fe International Corporation.

We accrue interest and penalties related to our liability for uncertain tax positions as a component of income tax expense. In conjunction with the adoption of FIN 48 we recognized approximately $8.5 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $11.5 million of liability for uncertain tax positions noted above. The amount of interest recognized during the three and six months ended June 30, 2007 was insignificant to our financial results.

During the quarter ended June 30, 2007, our liability for uncertain tax positions increased by $5.0 million to a total of $48.3 million.

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

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our cash and cash equivalents, marketable securities, borrowings on our revolving credit facility, and cash generated from operations. At June 30, 2007, we had $673.9 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $348.9 million in cash, cash equivalents and marketable securities at December 31, 2006, all of which were unrestricted. Cash generated from operating activities totaled $817.9 million and $411.2 million for the six months ended June 30, 2007 and 2006, respectively.

During the third quarter of 2005, a number of our rigs, including the GSF High Island III, were damaged as a result of hurricanes Katrina and Rita. During the first quarter of 2007, we sold the GSF High Island III to a third party and collected proceeds of approximately $26.0 million, net of selling costs.

In the first half of 2007 we also collected $92.8 million from insurers related to rigs damaged as a result of hurricanes Katrina and Rita and loss of hire claims resulting from Hurricane Katrina (see—“Involuntary Conversion of Long-Lived Assets, Related Recoveries and Gain on Dispositions of Equipment”).

INVESTING AND FINANCING ACTIVITIES

In the first quarter of 2006, we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs, contract compliance costs, and capitalized interest. Construction commenced in the first quarter of 2006 and delivery is currently expected during the first half of 2009. We have incurred a total of approximately $238.8 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, capital spares, start-up costs, and contract compliance costs, as of June 30, 2007. We expect to fund all construction and startup costs of the GSF Development Driller III from our existing cash and cash equivalents balances and future cash flow from operations.

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

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 12.6% at June 30, 2007 and 11.8% at December 31, 2006. Our total debt includes the current portion of our capitalized lease obligations, which totaled $1.8 million at June 30, 2007 and $9.3 million at December 31, 2006.

Approximately $15 billion of debt is expected to be incurred in connection with the Transactions. As a result of the anticipated significant increase in debt level, Standard and Poor’s Rating Services downgraded the credit rating of our existing debt and placed it on CreditWatch with negative implications, and Moody’s Investor Services placed its credit rating under review for possible downgrade. There can be no assurance that the increased level of debt and associated debt service requirements will not have other adverse effects.

FUTURE CASH REQUIREMENTS

At June 30, 2007, we had total long-term debt and capital lease obligations, including the current portion of our capital lease obligations, of $747.9 million and shareholders’ equity of $5,170.4 million. Long-term debt consisted of $297.3 million (net of discount) 7% Notes due 2028; $247.7 million (net of discount) 5% Notes due 2013; $185.0 million outstanding under our revolving credit facility; and capitalized lease obligations, including the current portion, totaling $17.9 million. We were in compliance with our debt covenants at June 30, 2007.

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

Total capital expenditures for 2007 are currently estimated to be approximately $663 million, including $141 million in construction costs for the GSF Development Driller III, $193 million for major upgrades to the fleet, including $87 million relating to the four rigs we have moved to Saudi Arabia, $246 million for other purchases and replacements of capital equipment, $18 million for capitalized interest, and $65 million (net of intersegment eliminations) for oil and gas operations.

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. We have purchased 27,448,895 ordinary shares for a total of $1.6 billion since the inception of this plan, including 6,894,329 ordinary shares for $440.0 million repurchased during the six months ended June 30, 2007. At June 30, 2007, transactions to purchase 1,105,800 of these shares for a total purchase price of $80.0 million were not yet settled and were included as shares outstanding as of June 30, 2007. The shares purchased since inception also include 1,092,578 shares purchased in July 2007 for $80.0 million. Under the terms of the Merger Agreement, we have agreed not to repurchase shares pending completion of the merger and accordingly have suspended our share repurchase program and will not make further repurchases.

Under the terms of the Merger Agreement, we have agreed not to declare and pay any future dividends on our ordinary shares pending completion of the merger.

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

As part of our goal of enhancing shareholder value, we continually consider and from time to time actively pursue the acquisition or construction of suitable additional drilling rigs and other assets or the possible sale of existing assets. If we decide to undertake an acquisition or additional construction projects, we might be required to incur additional indebtedness. We frequently bid for or negotiate with customers regarding multi-year drilling contracts, including, from time to time, contracts that would necessitate the construction of a new drilling rig to fulfill the contract. Our current strategy is to consider construction of a new semisubmersible or drillship only when expected cash flows from the anticipated contract would cover a substantial portion of the capital cost of the rig. While the Merger Agreement sets forth certain limitations on our ability to effect acquisitions and dispositions, incur indebtedness and make capital expenditures pending the completion of the merger, those limitations are subject to exceptions agreed to by the parties and also may be waived with the consent of Transocean.

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

The estimated fair value of our $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $297.5 million at June 30, 2007, compared to the carrying amount of $297.3 million (net of discount). The estimated fair value of our $250 million principal amount 5% Notes due 2013, based on quoted market prices, was $236.9 million at June 30, 2007, compared to the carrying amount of $247.7 million (net of discount). The carrying value of our 5% Notes due 2013 includes a mark-to-market adjustment of $1.9 million at June 30, 2007, related to fixed-for-floating interest rate swaps discussed below. Due to the short-term nature of our borrowings under our $500 million unsecured revolving credit facility, the estimated fair value of our outstanding borrowings at June 30, 2007 equaled the carrying amount of $185 million.

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

Based upon these sensitivity analyses, if prevailing market interest rates had been ten percent higher at June 30, 2007, and all other factors affecting our debt remained the same, the fair value of our 7% Notes due 2028, as determined on a present-value basis using prevailing market interest rates, would have decreased by $21.6 million or 7.3% and the fair value of the 5% Notes due 2013 would have decreased by $6.8 million or 2.9%. Under comparable sensitivity analysis as of December 31, 2006, the fair value of the 7% Notes due 2028 would have decreased by $17.3 million or 5.3% and the fair value of the 5% Notes due 2013 would have decreased by $7.2 million or 3.0%.

We manage our fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed-upon notional amount.

As of June 30, 2007 and December 31, 2006, we had outstanding fixed-for-floating interest rate swaps with an aggregate notional amount of $175 million, through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013 (the “5% Notes”). Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.247% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. The total estimated aggregate fair value of these swaps at June 30, 2007 and December 31, 2006 was a liability of $1.9 million and an asset of $2.1 million, respectively.

The change in the estimated fair values of our long-term debt from December 31, 2006 to June 30, 2007 is a result of changes in the market interest rate for new bonds with similar risk ratings. The change in the corresponding interest rate swaps from December 31, 2006 to June 30, 2007 is a result of changes in the 6 month LIBOR and 10-year Treasury bond rates.

In connection with the sensitivity analyses performed relative to the fair values of our long-term debt discussed above, similar analyses were performed to assess the impact of market interest rate movements on the fair values of the fixed-for-floating swaps related to the 5% Notes. Based upon these analyses, if prevailing market interest rates had been ten percent higher at June 30, 2007, and all other factors affecting these swaps had remained the same, the aggregate fair value of the fixed-for-floating interest rate swaps, as determined on a present-value basis using prevailing market interest rates, would have decreased by $4.6 million or 232%. Under comparable sensitivity analysis as of December 31, 2006, the fair value would have decreased by $4.6 million or 225%.

There have been no material changes in circumstances affecting our exposure to commodity price, interest rate, fair value of investments, foreign currency or credit risks since December 31, 2006. For a discussion of our exposure to these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

LEGAL PROCEEDINGS

In August 2004, certain of our subsidiaries were named as defendants in six lawsuits filed in Mississippi, five of which are pending in the Circuit Court of Jones County and one of which is pending in the Circuit Court of Jasper County, Mississippi, alleging that certain individuals aboard our offshore drilling rigs had been exposed to asbestos. These six lawsuits are part of a group of 23 lawsuits filed on behalf of approximately 800 plaintiffs against a large number of defendants, most of which are not affiliated with us. Our subsidiaries have not been named as defendants in any of the other 17 lawsuits. The lawsuits assert claims based on theories of unseaworthiness, negligence, strict liability and our subsidiaries’ status as Jones Act employers and seek unspecified compensatory and punitive damages. In general, the defendants are alleged to have manufactured, distributed or utilized products containing asbestos. In the case of our named subsidiaries and that of several other offshore drilling companies named as defendants, the lawsuits allege those defendants allowed such products to be utilized aboard offshore drilling rigs. We have not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos aboard our rigs, whether they were employees nor their period of employment, the period of their alleged exposure to asbestos, nor their medical condition. Accordingly, we are unable to estimate our potential exposure in these lawsuits. We historically have maintained insurance which we believe will be available to address any liability arising from these claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome.

One of our subsidiaries filed suit in February 2004 against its insurance underwriters in the Superior Court of San Francisco County, California, seeking a declaration as to its rights to insurance coverage and the proper allocation among its insurers of liability for claims payments in order to assist in the future management and disposition of certain claims described below. The subsidiary’s three primary insurers had historically paid settlement and defense costs for the subsidiary. One of these insurers was nearing insolvency and claimed exhaustion of its coverage limits, but following negotiations agreed to make a cash payment in exchange for a release of all further liability for the subsidiary’s asbestos liabilities. Both of the subsidiary’s other primary insurers have entered into settlement agreements with the subsidiary that will provide for limited additional funding of asbestos liabilities and attorneys’ fees and costs associated therewith. The subsidiary also intends to enter into discussions with its excess insurers. We believe that the subsidiary will continue to have funds from its insurers sufficient to meet its settlement and defense obligations for the foreseeable future.

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of June 30, 2007, the subsidiary had been named as a defendant in approximately 4,300 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of January 1, 2007, from $40 million to $45 million had been expended to resolve claims (including both attorneys’ fees and expenses, and settlement costs), with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we have had to rely on the insurers of our subsidiary for certain historical information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, we do not know with precision the amounts expended. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

The same subsidiary was a defendant in a lawsuit filed against it by Union Oil Company of California (“Union”) in the Circuit Court of Cook County, Illinois. That lawsuit arose out of claims alleging personal injury caused by exposure to asbestos at a refinery owned by Union and constructed by our subsidiary. Union has alleged that the subsidiary was required to defend and indemnify it pursuant to the terms of contracts entered into for the construction of the refinery. GlobalSantaFe Corporation was also named as a defendant in the pending litigation. Union stated that it intends to attempt to establish liability against GlobalSantaFe Corporation as the alter ego of, and successor in interest to, its subsidiary and on the basis of a fraudulent conveyance of the subsidiary’s assets, and to seek to pierce the corporate veil between the subsidiary and GlobalSantaFe Corporation. The parties settled that lawsuit in June 2007, with our subsidiary having agreed to pay an amount from funds previously received from insurance underwriters, and with no contribution from GlobalSantaFe Corporation.

We and a number of our subsidiaries were named as defendants in two lawsuits claiming that the GSF Adriatic VII caused damage to a platform in the South Marsh Island area of the U.S. Gulf of Mexico when the rig broke free from its location during Hurricane Rita. On September 20, 2006, Devon Energy Corporation and Pogo Producing Company filed suit in the United States District Court for the Southern District of Texas, Houston Division, claiming that the defendants caused damage in an amount exceeding $75 million. On the same day Apache Corporation, as successor in interest to BP p.l.c., filed suit against the defendants in the United States District Court for the Western District of Louisiana, Lafayette Division, claiming damage in an unspecified amount. The lawsuit filed by Devon and Pogo has now been transferred to the United States District Court for the Western District of Louisiana, Lafayette Division, and consolidated with the lawsuit filed by Apache Corporation. We have not been presented with evidence indicating that the GSF Adriatic VII caused the damage, if any, claimed by plaintiffs. In any event, we believe that we will be entitled to the benefits of the Act of God defense. Any liability arising from this lawsuit, including legal fees and expenses, will be paid by our insurance underwriters.

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

One of our subsidiaries has recently been ordered by the California Regional Water Quality Control Board to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California. This site was formerly owned and operated by certain of our subsidiaries. It is presently owned by an unrelated party, which has received an order to test the property, the cost of which is expected to be in the range of $200,000. We have also been advised that one or more of our subsidiaries is likely to be named by the EPA as a PRP for the San Gabriel Valley, Area 3, Superfund site, which includes this property. We have no knowledge at this time of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party. The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

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

The plaintiffs and the codefendant threatened to add GlobalSantaFe Corporation as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law. The single business enterprise doctrine is an equitable construct created and applied by the judiciary to impose liability against the parent company or a different subsidiary or affiliated companies where more than one company represents precisely the same single interests. The single business enterprise doctrine is similar to corporate veil piercing doctrines. On August 16, 2006, Santa Fe Minerals, Inc. and its immediate parent company, 15375 Memorial Corporation, which is also an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Later that day, the plaintiffs dismissed Santa Fe Minerals, Inc. from the lawsuit. Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe Corporation and two other subsidiaries in the lawsuit. We believe that these legal theories should not be applied against GlobalSantaFe Corporation or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability. The codefendant also seeks to dismiss the bankruptcies. The efforts by the codefendants to assert alter ego and single business enterprise theory claims against GlobalSantaFe Corporation were rejected by the Court in Avoyelles Parish and the lawsuit against the other defendant went to trial on February 19, 2007. The action was resolved at trial with a purported $20 million settlement by the codefendant, which will attempt to seek contribution from us for some or all of that amount. We also filed an action with the Delaware Court asking that any such alter ego claims be heard there. Santa Fe Mineral, Inc. and the codefendants have entered into a Standstill Argument while they discuss a possible resolution of these various issues. We intend to continue to vigorously defend against any action taken in an attempt to impose liability against us under these theories or otherwise.

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

Risks associated with our international operations, including drilling management services, any of which could limit or disrupt our markets or operations, include heightened risks of:

•	terrorist acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in law or interpretation of existing law;

•	assaults on property or personnel;

•	changing political conditions;

•	changing foreign and domestic monetary policies;

•	complexities relating to compliance with U.S. and local laws applicable to these operations; and

•	travel limitations or operational problems caused by public health threats.

In some foreign jurisdictions, compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), including on the part of local brokers and agents whose services we rely on, is of particular concern. In June 2007, we commenced, with the assistance of outside counsel, an internal investigation of our Nigerian and West African operations, focusing on brokers who handled customs matters with respect to our affiliates operating in those jurisdictions and whether those brokers have fully complied with the FCPA and local laws. We commenced our investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s recently announced settlement implicating a third party handling customs matters in Nigeria. We voluntarily disclosed our internal investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission and, at their request, have expanded our investigation to include the activities of our customs brokers in other West African countries and the activities of one customs broker worldwide. We cannot predict at this time the ultimate outcome of the investigation or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Our investigation includes a review of amounts paid to and by customs brokers in connection with the obtaining of permits for the temporary importation of vessels and the clearance of goods and materials through customs into West African countries, including Nigeria. These permits and clearances are necessary in order for us to operate our vessels in these jurisdictions. There is a risk that we may not be able to obtain assurances from our current or potential substitute brokers satisfactory to governmental agencies in regards to compliance with the FCPA in West African countries, including Nigeria. In the event we are not able to obtain such assurances, we may not have the means to renew temporary importation permits for rigs located in the relevant jurisdictions as they expire or to send goods and equipment into those jurisdictions, in which event we may be forced to terminate the pending drilling contracts and relocate the rigs, which could have an adverse effect on our financial results. We cannot predict the effect of implementing any measures that may be necessary to ensure full compliance with applicable laws.

Additionally, our ability to compete in the international market may be adversely affected by non-U.S. governmental regulations favoring or requiring the awarding of drilling contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, foreign governmental regulations that may in the future become applicable to the oil and natural gas industry, could reduce demand for our services, or such regulations could directly affect our ability to compete for customers or significantly increase our costs.

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

OUR ABILITY TO OPERATE OUR RIGS IN THE U.S. GULF OF MEXICO COULD BE RESTRICTED BY GOVERNMENT REGULATION OR REQUIREMENTS OF OUR INSURANCE UNDERWRITERS.

Hurricanes Ivan, Katrina and Rita caused damage to a number of rigs in the U.S. Gulf of Mexico fleet and rigs that were moved off location by the storms may have damaged platforms, pipelines, wellheads and other drilling rigs during their movements. The Minerals Management Service of the U.S. Department of the Interior (“MMS”) has conducted hearings and is undertaking studies to determine methods to prevent or reduce the number of such incidents in the future. The MMS issued guidelines requiring jackup drilling rigs operating in the U.S. Gulf of Mexico to operate during hurricane season with a greater air gap between the hull of the rig and the water, effectively reducing the water depth in which the rigs can operate. The regulations also require operators to conduct more stringent subjective risk assessments of the soil conditions in which the rigs operate in order to increase the survivability of rigs in hurricane conditions. These regulations limit the areas in which particular jackup rigs can operate and expose operators to greater risk of a contracted rig not being able to operate at a specified location, and may reduce the marketability of certain rigs or generally decrease the demand for jackup rigs during hurricane season. In 2006, the MMS issued interim guidelines requiring that semisubmersibles operating in the U.S. Gulf of Mexico assess their mooring systems against stricter criteria. In 2007 additional guidelines were issued which impose stricter criteria, requiring rigs to meet 25-year storm conditions. Although all our semisubmersibles currently operating in the U.S. Gulf of Mexico meet the 2007 requirements, these guidelines may negatively impact our ability to operate our semisubmersibles in the U.S. Gulf of Mexico in the future. Moreover, the MMS may issue additional regulations or underwriters may take steps that could increase the cost of operations or reduce the area of operations for our rigs in the future, thus reducing their marketability. Implementation of MMS regulations or requirements of our insurance underwriters may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations in the U.S. Gulf of Mexico.

Risks Relating to the Pending Transactions

In addition to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 and above, we are subject to a number of additional risks relating to the pending business combination with Transocean, some of which are described below.

FAILURE TO COMPLETE THE TRANSACTIONS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR ORDINARY SHARES AND FINANCIAL RESULTS.

Completion of the proposed Transactions is subject to various conditions, including, among others, approval by our shareholders and Transocean’s shareholders and obtaining financing sufficient to enable delivery of the cash consideration to our shareholders and the shareholders of Transocean payable by virtue of the Transactions. If these or other conditions are not satisfied, we may not be able to complete the Transactions, and such failure may have other adverse consequences. If the Transactions are not completed, we will be subject to a number of risks, including the following:

•	the market price of our ordinary shares may decline to the extent that the current market price of our shares reflects a market assumption that the Transactions will be completed;

•

in specified circumstances, if the Transactions are not completed, we must pay Transocean either a termination fee of $300 million or up to $30 million in expense reimbursement instead of the termination fee; and

•

the diversion of attention from the day-to-day business of our company and the potential disruption to our employees and our relationships with customers, suppliers and business partners during the period before the completion of the Transactions may make it difficult for us to regain our financial and business positions if the Transactions do not occur.

UNTIL THE TRANSACTIONS ARE COMPLETED OR THE MERGER AGREEMENT IS TERMINATED, UNDER CERTAIN CIRCUMSTANCES, WE MAY NOT BE ABLE TO ENTER INTO A MERGER OR BUSINESS COMBINATION WITH ANOTHER PARTY ON FAVORABLE TERMS BECAUSE OF RESTRICTIONS IN THE MERGER AGREEMENT.

Unless and until the Merger Agreement is terminated, subject to specified exceptions (which are discussed in more detail in the Merger Agreement), we are restricted from soliciting, initiating or knowingly encouraging any inquiry, proposal or offer for an alternative transaction with any person or entity other than Transocean. Subject to specified conditions, including the requirement that we have complied in all material respects with these non-solicitation provisions, we may enter into an agreement with respect to a superior proposal. However, in that event, we are required to pay Transocean a termination fee of $300 million. As a result of these restrictions, we may not be able to enter into an agreement with respect to an alternative transaction on more favorable terms without incurring potentially significant liability to Transocean.

UNCERTAINTIES ASSOCIATED WITH THE TRANSACTIONS MAY CAUSE US TO LOSE EMPLOYEES AND CUSTOMERS AND BUSINESS PARTNERS, AND WHILE THE TRANSACTIONS ARE PENDING WE MAY BE SUBJECT TO RESTRICTIONS ON THE CONDUCT OF OUR BUSINESS.

Our current and prospective employees may be uncertain about their future roles and relationships with us following the completion of the Transactions. This uncertainty may adversely affect our ability to attract and retain key management and employees.

Our customers and business partners may not be as willing to continue business with us on the same or similar terms pending the completion of the Transactions, which would materially and adversely affect our business and results of operations. In addition, the Merger Agreement restricts us from taking specified actions without Transocean’s approval, including, among other things, making certain significant acquisitions, dispositions or investments, making certain significant capital expenditures, declaring dividends, and repurchasing shares. Our management may also be required to devote substantial time to activities related to the Transactions, which could otherwise be devoted to pursuing other beneficial business opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF ORDINARY SHARES

The following table details our repurchases of ordinary shares for the three months ended June 30, 2007:

Period	Total Number of Shares Purchased		Average Price Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2007	0		$0.00		0		$0.7 billion	(2)
May 1 - 31, 2007	1,273,466		$62.82		1,273,466		$0.6 billion	(2)
June 1 - 30, 2007 (1)	2,276,188	(1)	70.28	(1)	2,276,188	(1)	$0.5 billion	(2)
Total	3,549,654		$67.61		3,549,654

(1)	During June 2007, we repurchased a total 2,276,188 shares at an average price of $70.28 per share. As of June 30, 2007, transactions to purchase 1,105,800 of these shares were not yet settled and these shares are still included as shares outstanding as of June 30, 2007. We purchased these shares with our cash from operations.
(2)	On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. All of the shares repurchased during the second quarter of 2007 , as well as an additional 1,092,578 shares purchased for $80 million in July 2007, were repurchased pursuant to this plan. Under the terms of the Merger Agreement, we have agreed not to repurchase shares pending completion of the merger and accordingly have suspended our share repurchase program and will not make further repurchases.

In July 2007, we terminated our written plan entered into in March 2007 pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provided for the purchase of GlobalSantaFe ordinary shares in support of our previously announced share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2007 annual general meeting of shareholders was held on June 7, 2007. At the meeting, two Class I directors were elected to serve three-year terms that will expire at the 2010 annual general meeting of shareholders, and the appointment of PricewaterhouseCoopers LLP as our independent auditor for 2007 was ratified, each by a vote of holders of our ordinary shares, as outlined in our proxy statement relating to the meeting. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (c) all of such nominees were elected.

The following numbers of votes were cast as to the matters voted upon at the meeting.

a.	In the election of Class I directors, the nominees received the numbers of votes set opposite their respective names below:

Nominee	Number of Votes
	For	Withheld
Edward R. Muller	194,566,282	912,437

John L. Whitmire	188,910,982	6,567,737

b.	In the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditor for 2007, 195,237,095 votes were cast in favor of ratification, 153,281 votes were cast against ratification, and there were 88,343 abstentions.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 21, 2007, among Transocean Inc., GlobalSantaFe Corporation and Transocean Worldwide Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s current Report on Form 8-K filed with the Commission on July 23, 2007)

10.1	Commitment Letter, dated July 21, 2007, among Transocean Inc., GlobalSantaFe Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Commercial Bank, Lehman Commercial Paper Inc. and Lehman Brothers Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed with the Commission on July 23, 2007)

10.2	Amendment to GlobalSantaFe Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s current Report on Form 8-K filed with the Commission on July 23, 2007)

10.3	Amendment to GlobalSantaFe Corporation Severance Agreement with Jon A. Marshall (incorporated herein by reference to Exhibit 10.3 of the Company’s current Report on Form 8-K filed with the Commission on July 23, 2007)

10.4	Form of Amendments to GlobalSantaFe Corporation Severance Agreements with W. Matt Ralls, Michael R. Dawson, James L. McCulloch, Roger B. Hunt, Cheryl D. Richard, R. Blake Simmons and Stephen E. Morrison (incorporated herein by reference to Exhibit 10.4 of the Company’s current Report on Form 8-K filed with the Commission on July 23, 2007)

10.5+	Form of Notice of Grant of Non-Employee Director Stock-Settled Stock Appreciation Rights under the GlobalSantaFe 2003 Long-Term Incentive Plan

10.6+	Form of Notice of Grant of Non-Employee Director Restricted Stock Units under the GlobalSantaFe 2003 Long-Term Incentive Plan

12.1+	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges

15.1+	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference

31.1+	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934

31.2+	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934

32.1+	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated July 23, 2007 (incorporated herein by reference to Exhibit 99.1 of the Company’s current Report on Form 8-K filed with the Commission on July 23, 2007)

+	Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION
(Registrant)

Dated: August 3, 2007	/s/ Michael R. Dawson
Michael R. Dawson
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)