Form 10-Q
period 2007-09-30
GLOBALSANTAFE CORP
filed 2007-11-01
CIK 1038914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The number of shares of the registrant’s ordinary shares, par value $.01 per share, outstanding as of October 31, 2007, was  225,587,511.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

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

Our forward-looking statements include statements about the following subjects:

•	our possible or assumed results of operations;

•	our estimate regarding the timing of the completion of the merger with Transocean;

•	our expectations regarding the financing in connection with the merger and the possible effects of the increased level of debt following the merger;

•	our expectation that Transocean will likely seek to refinance the bridge loan facility in whole or in part prior to the expiration of its one-year term;

•	our expectations regarding the possible effects of the pending merger transaction;

•	our funding and financing plans;

•	our expectations regarding funding of our pensions;

•

the dates drilling rigs will become available following completion of current contracts, the dates rigs will commerce contracts and the dollar amount of such contracts, and the dates rigs will be mobilized to other locations;

•

with respect to our new ultra-deepwater semisubmersible, the GSF Development Driller III and our new ultra-deepwater exploration and development drillship, the estimate of the construction costs for both and the projected delivery date for the GSF Development Driller III;

•	our expected insurance recoveries for the costs to remediate thruster defects on the GSF Development Driller I and the GSF Development Driller II;

•

our expectations regarding insurance recoveries in connection with remediation of the thruster defects on the GSF Development Driller I and the GSF Development Driller II, certain of our rigs damaged by Hurricanes Katrina and Rita and under our loss of hire insurance provisions;

•	our estimates of loss of hire recoveries from our insurers;

•

our expectation that we will fund the costs we incur for the construction of the GSF Development Driller III and our new ultra-deepwater exploration and development drillship, from our existing cash, cash equivalents balances, and future cash flow from operations;

•	our contract drilling revenue backlog and the amount expected to be realized in 2007;

•

our expectations regarding our investigation into our customs brokers in Nigeria and West Africa and Panalpina, Inc., its materiality, and its effect on our financial position and results of operations;

•

our ability to obtain import permits or to renew temporary importation permits in a manner that complies with the U.S. Foreign Corrupt Practices Act and local laws in various geographic markets in which we operate, in order to continue to operate our vessels in these jurisdictions and send goods and materials into these jurisdictions;

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

•

our expectation that we will not recover the lost riser for GSF Rig 135, the expected delay in commencement of the rig’s drilling operations due to the loss, and the possible insurance recoveries related thereto;

•	our expectation that our effective tax rate will continue to fluctuate from quarter to quarter and year to year as our operations are conducted in different taxing jurisdictions;

•

our expectation that the renegotiation of a tax treaty currently underway will likely result in a change in the terms of the treaty that is adverse to our structure and will increase our effective tax rate, and our expectations regarding our ability to mitigate any negative impact of such renegotiation;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GlobalSantaFe Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of GlobalSantaFe Corporation and its subsidiaries as of September 30, 2007, and the related condensed consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

November 1, 2007

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Contract drilling	$949.3	$699.2	$2,557.2	$1,800.9
Drilling management services	224.1	202.9	563.2	523.6
Oil and gas	14.8	7.1	44.8	37.5

Total revenues	1,188.2	909.2	3,165.2	2,362.0

Expenses:
Contract drilling	345.5	318.6	1,032.2	884.6
Drilling management services	215.5	209.8	537.3	524.4
Oil and gas	5.9	3.9	18.7	13.0
Depreciation, depletion and amortization	87.7	77.0	251.6	224.9
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	—	—	(57.1)	(85.3)
General and administrative	32.6	18.1	80.2	61.2

Total operating expenses	687.2	627.4	1,862.9	1,622.8

Operating income	501.0	281.8	1,302.3	739.2
Other income (expense):
Interest expense	(12.0)	(9.0)	(34.5)	(27.4)
Interest capitalized	4.9	2.2	12.1	17.4
Interest income	8.2	5.4	20.7	19.7
Other	(1.2)	1.3	1.2	(0.3)

Total other income (expense)	(0.1)	(0.1)	(0.5)	9.4

Income before income taxes	500.9	281.7	1,301.8	748.6
Provision for income taxes:
Current tax provision	44.4	25.8	89.6	61.5
Deferred tax provision	7.9	10.3	52.1	30.1

Total provision for income taxes	52.3	36.1	141.7	91.6

Income from continuing operations	448.6	245.6	1,160.1	657.0
Income from discontinued operations, net of tax effect (Note 10)	—	—	5.7	—

Net income	448.6	245.6	1,165.8	657.0
Other comprehensive income (loss)	3.7	—	(1.2)	(0.1)

Total comprehensive income	$452.3	$245.6	$1,164.6	$656.9

Earnings per ordinary share (Basic):
Income from continuing operations	$1.99	$1.03	$5.09	$2.71
Income from discontinued operations	—	—	0.03	—

Net income	$1.99	$1.03	$5.12	$2.71

Earnings per ordinary share (Diluted):
Income from continuing operations	$1.96	$1.02	$5.02	$2.67
Income from discontinued operations	—	—	0.03	—

Net income	$1.96	$1.02	$5.05	$2.67

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in millions)

ASSETS

	September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$449.1	$336.4
Marketable securities	16.0	12.5
Accounts receivable, net of allowances	969.3	653.4
Accounts receivable from insurers	113.4	138.9
Costs incurred on turnkey drilling projects in progress	12.9	11.0
Prepaid expenses	97.4	68.8
Other current assets	13.9	12.7

Total current assets	1,672.0	1,233.7

Properties and equipment:
Rigs and drilling equipment, less accumulated depreciation of $2,075.3 at September 30, 2007 and $1,886.4 at December 31, 2006	4,753.9	4,479.3
Oil and gas properties, full-cost method, less accumulated depreciation, depletion and amortization of $45.4 at September 30, 2007 and $35.0 at December 31, 2006	60.0	35.3

Net properties and equipment	4,813.9	4,514.6

Goodwill	334.4	339.2
Deferred tax assets	37.3	34.3
Other assets	123.4	98.4

Total assets	$6,981.0	$6,220.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2007	December 31, 2006
Current liabilities:
Accounts payable	$341.2	$284.5
Accrued compensation and related employee costs	134.0	111.5
Accrued income taxes	19.7	17.8
Accrued interest	8.6	6.6
Deferred revenues	35.5	13.1
Dividends payable	—	51.9
Capital lease obligations	1.8	9.3
Other accrued liabilities	68.9	68.4

Total current liabilities	609.7	563.1

Long-term debt	550.5	623.9
Capital lease obligations	14.7	15.4
Deferred tax liabilities	82.4	27.7
Pension and other post-retirement benefits	73.5	64.5
Other long-term liabilities	160.2	78.5
Commitments and contingencies (Note 7)	—	—

Shareholders’ equity:
Ordinary shares, $0.01 par value, 600 million shares authorized, 225,396,398 shares and 230,470,382 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2.3	2.3
Additional paid-in capital	3,209.1	3,176.3
Retained earnings	2,375.4	1,764.1
Accumulated other comprehensive loss	(96.8)	(95.6)

Total shareholders’ equity	5,490.0	4,847.1

Total liabilities and shareholders’ equity	$6,981.0	$6,220.2

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,165.8	$657.0
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, depletion and amortization	251.6	224.9
Deferred income taxes	52.1	30.1
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	(57.1)	(85.3)
Stock-based compensation expense	26.6	27.0
Cash received from insurance for loss of hire and other recoveries	54.5	—
Increase in accounts receivable	(367.7)	(225.6)
Increase in prepaid expenses and other current assets	(31.6)	(37.8)
Increase in deferred mobilization costs	(5.3)	(2.8)
Increase in accounts payable	59.2	74.6
Increase in accrued liabilities	23.3	12.4
Increase in deferred revenues	87.2	5.6
Increase in other long-term liabilities	6.9	29.4
Contributions to defined benefit plans	(8.0)	(64.0)
Other, net	(2.9)	(3.1)

Net cash flow provided by operating activities	1,254.6	642.4

Cash flows from investing activities:
Capital expenditures	(568.3)	(424.3)
Cash received from insurance for involuntary conversion of long-lived assets	62.3	108.1
Purchases of available-for-sale marketable securities	(147.0)	(1,201.4)
Proceeds from sales of available-for-sale marketable securities	144.2	1,453.7
Proceeds from disposals of properties and equipment	34.9	2.3
Other, net	—	2.7

Net cash flow used in investing activities	(473.9)	(58.9)

Cash flows from financing activities:
Dividend payments	(154.5)	(164.6)
Borrowings under credit facility	195.0	—
Payments on credit facility	(270.0)	—
Deferred financing cost	—	(0.7)
Excess tax deduction resulting from option exercises	12.1	5.5
Payments on capitalized lease obligations	(10.0)	(10.1)
Proceeds from issuance of ordinary shares	95.9	126.8
Payments for ordinary shares repurchased and retired	(536.5)	(778.3)

Net cash flow used in financing activities	(668.0)	(821.4)

Increase (decrease) in cash and cash equivalents	112.7	(237.9)
Cash and cash equivalents at beginning of period	336.4	562.6

Cash and cash equivalents at end of period	$449.1	$324.7

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2006	230,470,382	$2.3	$3,176.3	$1,764.1	$(95.6)	$4,847.1
Net income	—	—	—	1,165.8	—	1,165.8
Changes in unrealized gains on securities	—	—	—	—	0.1	0.1
Pension and other postretirement adjustments
Recognized actuarial loss	—	—	—	—	8.2	8.2
Curtailment loss	—	—	—	—	0.3	0.3
Amortization of prior service cost	—	—	—	—	2.1	2.1
Additional unrecognized actuarial loss, net of tax	—	—	—	—	(11.9)	(11.9)

Comprehensive income	—	—	—	—	—	1,164.6
Stock-based compensation:
Exercise of employee stock options	3,141,618	0.1	95.8	—	—	95.9
Issuance of stock-based awards	42,034	—	—	—	—	—
Stock-based compensation expense	7,771	—	26.6	—	—	26.6
Income tax benefit	—	—	12.1	—	—	12.1
Shares repurchased and retired	(8,265,407)	(0.1)	(100.8)	(435.6)	—	(536.5)
Dividends declared	—	—	—	(102.6)	—	(102.6)
Cumulative effect of change in accounting for uncertain tax positions	—	—	—	(16.3)	—	(16.3)
Other	—	—	(0.9)	—	—	(0.9)

Balance at September 30, 2007	225,396,398	$2.3	$3,209.1	$2,375.4	$(96.8)	$5,490.0

See notes to condensed consolidated financial statements.

GLOBALSANTAFE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Description of Business

GlobalSantaFe Corporation is a worldwide offshore oil and gas drilling contractor, owning or operating an active fleet of 59 marine drilling rigs. As of September 30, 2007, our fleet included 43 cantilevered jackup rigs, 11 semisubmersibles, three drillships, and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. In the first quarter of 2006 we commenced construction of an additional semisubmersible, to be named the GSF Development Driller III. In September 2007, we entered into a contract with Hyundai Heavy Industries, Ltd. for the construction of a new ultra-deepwater exploration and development drillship (see Note 7). We also provide oil and gas drilling management services on either a dayrate or completed-project, fixed-price (“turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

On July 21, 2007, we entered into an agreement and plan of merger (the “Merger Agreement”) with Transocean Inc. (“Transocean”) and Transocean Worldwide Inc., a direct wholly owned subsidiary of Transocean (“Transocean Worldwide”). Under the terms of the Merger Agreement, GlobalSantaFe Corporation will merge with Transocean Worldwide by way of a scheme of arrangement qualifying as an amalgamation under Cayman Islands law, with Transocean Worldwide continuing as the surviving corporation. In connection with the merger our ordinary shares will be exchanged for a combination of cash and Transocean shares (see Note 2).

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

The condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated November 1, 2007) is included on page 4. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2—Proposed Merger

AGREEMENT AND PLAN OF MERGER

On July 21, 2007, we entered into the Merger Agreement with Transocean and Transocean Worldwide. Under the terms of the Merger Agreement, GlobalSantaFe Corporation will merge with Transocean Worldwide by way of a scheme of arrangement qualifying as an amalgamation under Cayman Islands law, with Transocean Worldwide continuing as the surviving corporation. Immediately prior to the merger, each outstanding ordinary share of Transocean will be reclassified by way of a scheme of arrangement under Cayman Islands law into (1) 0.6996 Transocean ordinary shares and (2) $33.03 in cash (this reclassification, together with the merger, is referred to as the “Transactions”). At the effective time of the merger, each of our outstanding ordinary shares will be exchanged for (1) 0.4757 Transocean ordinary shares (after giving effect to the reclassification) and (2) $22.46 in cash. Our Board of Directors (with one director absent) unanimously approved the Merger Agreement.

In connection with the merger, all of our outstanding equity awards (other than restricted stock units) will become fully vested and exercisable and be assumed by Transocean and converted into awards to receive Transocean ordinary shares. Restricted stock units will be exchanged for the same consideration for which each outstanding share of GlobalSantaFe is exchanged. Each outstanding right or option to acquire one Transocean ordinary share outstanding immediately prior to the reclassification will be adjusted into a right or option to acquire a number of Transocean ordinary shares, adjusted to reflect the reclassification. Our equity incentive plans will be assumed by Transocean.

The Merger Agreement provides that following the effective time of the Transactions, Transocean will have a board of directors that consists of 14 members, which will include seven directors named by us and seven directors named by Transocean. Robert E. Rose, our current Chairman of the Board of Directors, will serve as the Chairman of the Board of Directors of Transocean. Robert L. Long, the current Chief Executive Officer of Transocean, will be the Chief Executive Officer of Transocean. Jon A. Marshall, our current President and Chief Executive Officer, will be the President and Chief Operating Officer of Transocean.

We, Transocean and Transocean Worldwide have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct our businesses in the ordinary course between the execution of the Merger Agreement and the consummation of the Transactions and covenants not to engage in certain kinds of transactions during that period. We and Transocean have made certain additional customary covenants, including, among others, covenants, subject to certain exceptions, (1) not to solicit proposals regarding alternative business combination transactions, (2) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions, (3) to cause shareholder meetings to be held to consider approval of the Transactions and (4) for our respective Boards of Directors to recommend approval of the Merger Agreement by our respective shareholders.

We and Transocean have arranged financing commitments for the Transactions, the aggregate proceeds of which will be sufficient for Transocean upon closing to pay the aggregate cash consideration to the holders of currently outstanding shares of Transocean and GlobalSantaFe in connection with the Transactions. See “—Financing” below. Consummation of the Transactions is subject to various conditions, including, among others, (1) approval by our shareholders of the merger and approval by the shareholders of Transocean of the reclassification, the issuance of shares in the merger and the amendments to Transocean’s charter documents, in each case pursuant to the requirements specified in the Merger Agreement, (2) the receipt of certain regulatory clearances, including the expiration of waiting periods under foreign competition laws, (3) the receipt of financing sufficient to enable Transocean to deliver the cash consideration in connection with the Transactions, (4) the accuracy of representations and warranties as of the closing date, including the absence of any material adverse effect with respect to Transocean’s or our business, as applicable, and (5) other customary closing conditions. Early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act was granted on September 19, 2007. We and Transocean filed a definitive joint proxy statement with the Securities and Exchange Commission on October 3, 2007. We will hold a meeting of our shareholders on November 9, 2007 to vote on the merger and Transocean will hold a separate meeting of its shareholders on the same date to vote on the items referenced above. If the requisite approvals of our shareholders and the shareholders of Transocean are received, then in accordance with Cayman Islands law, the Grand Court of the Cayman Islands will hold a hearing on November 20, 2007 to approve the Transactions. We currently estimate that the parties will complete the Transactions by the end of 2007. However, under certain circumstances, the Transactions may not be completed until the first half of 2008.

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

FINANCING

In connection with the Transactions, on July 21, 2007, Transocean and GlobalSantaFe entered into a commitment letter, pursuant to which Goldman Sachs Credit Partners L.P., and Lehman Brothers Commercial Bank and Lehman Brothers Holdings Inc. and their respective affiliates committed to provide financing for the Transactions. The commitment letter provides for a $15.0 billion senior unsecured bridge loan facility due one year after closing (the “Bridge Loan Facility”). Transocean, the lenders who are party to the commitment letter and other lenders entered into the Bridge Loan Facility on September 28, 2007. The obligation of each lender to make loans under the Bridge Loan Facility is subject to the satisfaction of certain conditions, including the execution of satisfactory documentation, the absence of a material adverse effect (as defined in the Merger Agreement) and the consummation, or substantially concurrent consummation, of the Transactions. There can be no assurance that these conditions will be met.

MERGER COSTS

During the three months ended September 30, 2007, we incurred merger related costs of $12.6 million consisting of advisory fees, commitment fees, and syndication fees related to the Bridge Loan Facility. These costs are included in General and Administrative Expenses on the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2007.

Note 3 - Earnings per Ordinary Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions, except share and per share amounts)
Numerator:
Income from continuing operations	$448.6	$245.6	$1,160.1	$657.0
Income from discontinued operations	—	—	5.7	—

Net income	$448.6	$245.6	$1,165.8	$657.0

Denominator:
Ordinary shares - Basic	225,591,095	238,079,898	227,896,017	242,621,571
Add effect of share-based awards	2,690,079	2,892,822	3,063,257	3,549,564

Ordinary shares - Diluted	228,281,174	240,972,720	230,959,274	246,171,135

Earnings per ordinary share:
Basic:
Income from continuing operations	$1.99	$1.03	$5.09	$2.71
Income from discontinued operations	—	—	0.03	—

Net income	$1.99	$1.03	$5.12	$2.71

Diluted:
Income from continuing operations	$1.96	$1.02	$5.02	$2.67
Income from discontinued operations	—	—	0.03	—

Net income	$1.96	$1.02	$5.05	$2.67

The computation of diluted earnings per ordinary share excludes outstanding stock options and Stock Appreciation Rights (“SARs”) with exercise prices greater than the average market price of GlobalSantaFe ordinary shares for the period, because the inclusion of these options and SARs would have the effect of increasing diluted earnings per ordinary share (i.e., their effect would be “antidilutive”). A total of 11,125 and 43,123 SARs were excluded from the computation of diluted earnings per ordinary share for the three and nine months ended September 30, 2007, respectively. All outstanding options, however, had a lower exercise price than the average market price of GlobalSantaFe ordinary shares for the three and nine months ended September 30, 2007, and accordingly no options were excluded from the calculation for those periods. The number of antidilutive options excluded from the computation of diluted earnings per ordinary share represented 23,940 ordinary shares for both the three and nine months ended September 30, 2006. A total of 56,500 SARs were also excluded from the computation of diluted earnings per ordinary share for both the three and nine months ended September 30, 2006.

Note 4 - Segment Information

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions)
Revenues from external customers:
Contract drilling	$949.3	$699.2	$2,557.2	$1,800.9
Drilling management services	224.1	202.9	563.2	523.6
Oil and gas	14.8	7.1	44.8	37.5

Consolidated	$1,188.2	$909.2	$3,165.2	$2,362.0

Intersegment revenues:
Contract drilling	$29.7	$5.5	$76.0	$13.9
Drilling management services	22.8	10.8	36.7	25.3
Intersegment elimination	(52.5)	(16.3)	(112.7)	(39.2)

Consolidated	$—	$—	$—	$—

Total revenues:
Contract drilling	979.0	704.7	2,633.2	1,814.8
Drilling management services	246.9	213.7	599.9	548.9
Oil and gas	14.8	7.1	44.8	37.5
Intersegment elimination	(52.5)	(16.3)	(112.7)	(39.2)

Consolidated	$1,188.2	$909.2	$3,165.2	$2,362.0

Segment operating income:
Contract drilling	$522.3	$307.2	$1,289.9	$704.1
Drilling management services	8.6	(6.9)	25.9	(0.8)
Oil and gas	5.0	1.6	15.7	17.7
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on disposition of equipment	—	—	57.1	85.3

Total segment operating income	535.9	301.9	1,388.6	806.3
Corporate expenses	(34.9)	(20.1)	(86.3)	(67.1)

Operating income	501.0	281.8	1,302.3	739.2
Other income (expense)	(0.1)	(0.1)	(0.5)	9.4

Income before income taxes	$500.9	$281.7	$1,301.8	$748.6

As of September 30, 2007, total contract drilling assets increased by $714.8 million to $6,456.3 million from $5,741.5 million at December 31, 2006, due primarily to an increased in accounts receivable and capitalized amounts related to the GSF Development Driller III and our new drillship.

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

Results for the three and nine months ended September 30, 2007 and 2006 were affected by revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $5.0 million and $3.3 million for the three and nine months ended September 30, 2007, respectively. Such revisions decreased segment operating income by $0.7 million for the three months ended September 30, 2006 and increased segment operating income by $1.7 million for the nine months ended September 30, 2006. Results for the three and nine month periods ended September 30, 2007 and 2006 were also affected by the deferral of turnkey drilling profit totaling $8.2 million and $17.2 million for the three and nine months ended September 30, 2007, respectively, and by $10.6 million and $22.3 million for the three and nine months ended September 30, 2006, respectively, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced. Estimated costs included in 2007 drilling management services operating results totaled approximately $67.2 million at September 30, 2007. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2006 drilling management services operating results totaled approximately $74.8 million at September 30, 2006.

Note 5 – Retirement Plans

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

The components of net periodic pension cost for our pension plans for the three and nine months ended September 30, 2007 and 2006, were as follows:

	Three Months Ended September 30,
	2007		2006
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
	(In millions)
Service cost - benefits earned during the period	$3.5	$2.7	$3.2	$2.2
Interest cost on projected benefit obligation	6.7	3.1	5.8	2.5
Expected return on plan assets	(7.0)	(4.4)	(6.6)	(3.1)
Recognized actuarial loss	3.0	0.3	3.3	0.3
Settlement gain	—	—
Amortization of prior service cost	0.7	—	0.4	—

Net periodic pension cost	$6.9	$1.7	$6.1	$1.9

	Nine Months Ended September 30,
	2007		2006
	U.S. Plans	U.K. Plans	U.S. Plans	U.K. Plans
	(In millions)
Service cost - benefits earned during the period	$10.2	$7.9	$10.0	$6.4
Interest cost on projected benefit obligation	19.2	9.2	16.9	7.1
Expected return on plan assets	(22.4)	(13.1)	(19.6)	(8.9)
Recognized actuarial loss	7.1	0.9	9.7	0.8
Curtailment charge	0.6	—	—	—
Recognized actuarial loss - termination benefits	0.2	—	—	—
Amortization of prior service cost	2.1	—	2.4	—

Net periodic pension cost	$17.0	$4.9	$19.4	$5.4

During the quarter ended June 30, 2007, we finalized our January 1, 2007 valuation results for the U.S. Plans, which resulted in a $11.9 million, net of tax, increase in non current pension liabilities and a corresponding increase in Accumulated Other Comprehensive Loss.

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

The components of net periodic pension cost for our postretirement benefit plans for the three and nine months ended September 30, 2007 and 2006, are as follows:

	Three Months Ended September 30,
	2007	2006
	(In millions)
Service cost - benefits earned during the period	$0.1	$0.2
Interest cost on projected benefit obligation	0.3	0.3
Recognized actuarial loss	0.1	—

Net periodic pension cost	$0.5	$0.5

	Nine Months Ended September 30,
	2007	2006
	(In millions)
Service cost - benefits earned during the period	$0.3	$0.4
Interest cost on projected benefit obligation	0.9	0.9
Recognized actuarial loss	0.2	0.2

Net periodic pension cost	$1.4	$1.5

Defined Contribution Plans

We also sponsor a defined contribution (“401(k)”) savings plan in which substantially all of our U.S. employees are eligible to participate. Our contributions to the 401(k) savings plan are based on the amount of employee contributions. We match 100 percent of each participant’s contribution to the 401(k), up to six percent of eligible earnings. Charges to expense with respect to this plan totaled $2.4 million and $7.2 million for the three and nine months ended September 30, 2007, respectively, and $2.3 million and $6.8 million for the three and nine months ended September 30, 2006, respectively. We also sponsor various defined contribution plans for certain of our U.K. employees. Charges to expense for these plans totaled $0.7 million and $1.9 million for the three and nine months ended September 30, 2007, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2006, respectively.

Note 6 — Involuntary Conversion of Long-Lived Assets and Related Recoveries

During the third quarter of 2005, a number of our rigs were damaged as a result of hurricanes Katrina and Rita. All of these rigs have now returned to work with the exception of the GSF High Island III, which was sold in March 2007, and the GSF Adriatic VII, which was sold in December 2006. In March 2007 we sold the GSF High Island III to a third party and collected proceeds of approximately $26.0 million, net of selling costs, and recorded a gain of $24.8 million, which represents the proceeds less the $1.2 million estimated salvage value.

We collected $116.8 million in insurance recoveries in the first nine months of 2007 related to damage inflicted by hurricanes Katrina and Rita and Loss of Hire recoveries. Offsetting these collections in “Accounts receivable from insurers” are anticipated reimbursements for cash outlays to salvage our rigs damaged during the hurricanes.

We recorded gains totaling $61.2 million in the nine months ended September 30, 2007, which includes a $36.4 million gain representing amounts collected from insurers in excess of the estimated recoveries we recorded during the third quarter of 2005 related to the rigs damaged during these hurricanes and an additional $24.8 million gain recorded during the first quarter of 2007 in connection with the sale of the GSF High Island III. These gains, which are included in “Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment” in the Condensed Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2007, had a year to date tax expense of $20.1 million, resulting in an after tax gain of $41.1 million.

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

Our insurance policy provided that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we would bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita were considered separate events under our policy. Based on remediations completed for the three rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, the only rig that was still out of service after the 60-day waiting period, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 7—”Commitments and Contingencies,” during 2005 and 2006, we recorded $25.4 million ($3.8 million in the fourth quarter of 2005, $18.9 million in the first quarter of 2006, and $2.7 million in the second quarter of 2006) in estimated loss of hire insurance recoveries with respect to the GSF Development Driller I and during 2007 we collected all of this claim from our underwriters. None of the jackup rigs damaged during Hurricane Rita was insured for loss of hire and, therefore, a single $10 million hull and machinery deductible was applicable to claims for damage to the rigs caused by Hurricane Rita. This deductible was recognized as a loss in the third quarter of 2005.

In June 2007, prior to the start of GSF Rig 135’s contract in West Africa, the transport vessel used to carry the rig’s riser capsized and the riser was lost. We do not expect to recover the riser and recorded a $4.1 million charge related to this loss in the second quarter of 2007, which is included in “Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment” in the Condensed Consolidated Statement of Income and Comprehensive Income. There was no tax impact related to this loss.

Note 7 – Commitments and Contingencies

CAPITAL COMMITMENTS

In the first quarter of 2006, we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible to be named the GSF Development Driller III. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs, contract compliance costs, and capitalized interest. We had incurred a total of approximately $292 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, capital spares, start-up costs, and contract compliance costs, as of September 30, 2007.

In September 2007, we entered into a contract with Hyundai Heavy Industries, a shipyard located in Korea, for construction of a new ultra-deepwater exploration and development drillship. Construction costs for the drillship are expected to total approximately $740 million, excluding capital spares, startup expenses, mobilization costs, contract compliance costs, and capitalized interest. We had incurred a total of approximately $107 million of capitalized costs related to the drillship, excluding capitalized interest, capital spares, start-up costs, and contract compliance costs, as of September 30, 2007.

CONTINGENCIES

In 1998, we entered into a fixed-price contract for the construction of a dynamically positioned, ultra-deepwater drillship, the GSF Jack Ryan, which began operating in December 2000. Pursuant to a 20-year capital lease agreement, we subsequently novated the construction contract for the drillship to a financial institution (the “Lessor”), which owns the drillship and leases it to us. We deposited with three large foreign banks (the “Payment Banks”) amounts equal to the progress payments that the Lessor would be required to make under the construction contracts, less a lease benefit of approximately $31 million (the “Defeasance Payment”). In exchange for the deposits, the Payment Banks assumed liability for making rental payments required under the lease and the Lessor legally released us as the primary obligor of such rental payments. Accordingly, we recorded no capital lease obligation on our balance sheet with respect to the GSF Jack Ryan.

We continue to have interest rate risk in connection with the fully defeased financing lease for the GSF Jack Ryan. The Defeasance Payment earns interest based on the British Pound Sterling three-month LIBOR, which approximated 8.00% at the time of the agreement. Should the Defeasance Payment earn less than the assumed 8.00% rate of interest, we will be required to make additional payments as necessary to augment the annual payments made by the Payment Banks pursuant to the agreements. If the September 30, 2007, LIBOR rate of 6.3% were to continue over the next six years, we would be required to fund an additional estimated $10.2 million for the GSF Jack Ryan during that period. Any additional payments made by us pursuant to the financing lease would increase the carrying value of our leasehold interest in the GSF Jack Ryan and therefore be reflected in higher depreciation expense over its then-remaining useful life. We do not expect that, if required, any additional payments made under this lease would be material to our financial position, results of operations or cash flows in any given year.

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

We have made claims under our loss of hire insurance for the GSF Development Driller I and GSF Development Driller II for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under the loss of hire section of our insurance policy, we are entitled to reimbursement for our full dayrate for up to 270 days after a 60-day waiting period. Significant unresolved issues remain as to the proper application of the loss of hire waiting period in connection with the thruster damage, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverages. During 2005 and 2006, we recorded $25.4 million ($3.8 million in the fourth quarter of 2005, $18.9 million in the first quarter of 2006, and $2.7 million in the second quarter of 2006) in estimated hurricane-related loss of hire insurance recoveries with respect to the GSF Development Driller I and during 2007 we collected all of this claim from our underwriters. The GSF Development Driller II was not out of service longer than the combined 120-day waiting period and therefore no loss of hire recoveries were recorded for this rig.

In connection with an audit of the 2002 and 2003 United States federal income tax returns of our United States subsidiaries, the examination division of the Internal Revenue Service (“IRS”) proposed that interest payments made from one of our domestic subsidiaries to one of our foreign subsidiaries with respect to certain notes issued in connection with the business combination of Global Marine Inc. and Santa Fe International Corporation were subject to withholding of United States federal income tax at a 30% rate and that, as a result, the domestic subsidiary owed additional tax of approximately $50.6 million plus interest. Our United States subsidiaries appealed this proposed tax adjustment to IRS Appeals. During the quarter ended September 30, 2007, IRS Appeals agreed to concede in full the proposed tax adjustments which the IRS examination division had issued to our subsidiaries.

INTERNAL INVESTIGATION

In June 2007, our management retained independent outside counsel to conduct an internal investigation of our Nigerian and West African operations, focusing on brokers who handled customs matters with respect to our affiliates operating in those jurisdictions and whether those brokers have fully complied with the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws. We commenced our investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s recently announced settlement implicating a third party handling customs matters in Nigeria. In each case, the customs broker was reported to be Panalpina Inc., which we used to obtain temporary import permits for our rigs operating offshore Nigeria. We voluntarily disclosed our internal investigation to the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) and, at their request, have expanded our investigation to include the activities of our customs brokers in other West African countries and the activities of Panalpina Inc. worldwide. The investigation is focusing on whether the brokers have fully complied with the requirements of their contracts, local laws, and the FCPA. Our legal representatives are keeping the DOJ and SEC apprised of the scope and details of their investigation and producing relevant information in response to their requests. The audit committee of our Board of Directors has had unfettered access to the independent outside counsel, and our general counsel and outside counsel have provided periodic updates to the committee during its meetings and to the chairman of the committee between such meetings as circumstances warrant. We cannot predict at this time the ultimate outcome of the investigation, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws, or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Our investigation includes a review of amounts paid to and by customs brokers in connection with the obtaining of permits for the temporary importation of vessels and clearances of goods and materials through customs into West African countries, including Nigeria. These permits and clearances are necessary in order for us to operate our drilling rigs in certain jurisdictions. There is a risk that we may not be able to obtain import permits or renew temporary importation permits in West African countries, including Nigeria, in a manner that complies with the FCPA. As a result, we may not have the means to renew temporary importation permits for rigs located in the relevant jurisdictions as they expire or to send goods and equipment into those jurisdictions, in which event we may be forced to terminate the pending drilling contracts and relocate the rigs or leave the rigs in these countries and risk permanent importation issues, either of which could have an adverse effect on our financial results. In addition, termination of drilling contracts could result in damage claims by customers.

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

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of September 30, 2007, the subsidiary had been named as a defendant in approximately 4,300 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of January 1, 2007, from $40 million to $45 million had been expended to resolve claims (including both attorneys’ fees and expenses, and settlement costs), with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we have had to rely on the insurers of our subsidiary for certain historical information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, we do not know with precision the amounts expended. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

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

The plaintiffs and the codefendant threatened to add GlobalSantaFe Corporation as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law. The single business enterprise doctrine is an equitable construct created and applied by the judiciary to impose liability against the parent company or a different subsidiary or affiliated companies where more than one company represents precisely the same single interests. The single business enterprise doctrine is similar to corporate veil piercing doctrines. On August 16, 2006, Santa Fe Minerals, Inc. and its immediate parent company, 15375 Memorial Corporation, which is also an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Later that day, the plaintiffs dismissed Santa Fe Minerals, Inc. from the lawsuit. Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe Corporation and two other subsidiaries in the lawsuit. We believe that these legal theories should not be applied against GlobalSantaFe Corporation or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability. The codefendant also seeks to dismiss the bankruptcies. The efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe Corporation were rejected by the Court in Avoyelles Parish and the lawsuit against the other defendant went to trial on February 19, 2007. The action was resolved at trial with a settlement by the codefendant that included a $20 million payment and certain cleanup activities to be conducted by the codefendant. The settlement also purported to assign the plaintiffs’ claims in the lawsuit against Santa Fe Minerals, Inc. and other parties, including GlobalSantaFe Corporation and the other two subsidiaries, to the codefendant.

In the bankruptcy case, Santa Fe Minerals, Inc. has filed suit to obtain declaratory and injunctive relief against the codefendant concerning the matters described above and GlobalSantaFe Corporation has intervened in the matter. The codefendant is seeking to dismiss the bankruptcy case and a modification of the automatic stay afforded under the Bankruptcy Code to Santa Fe Minerals, Inc. and 15375 Memorial Corporation so that the codefendant may pursue the entities and GlobalSantaFe Corporation for contribution and indemnity and the purported assigned rights from the plaintiffs in the lawsuit including the alter ego and single business enterprise claims and potential insurance rights.

A trial on the declaratory and injunctive relief, dismissal and modification of the automatic stay matters was conducted in the bankruptcy case on September 17 and 18, 2007 and is now subject to post trial briefing. In addition, the codefendant has filed proofs of claim against both Santa Fe Minerals, Inc. and 15371 Memorial Corporation with regard to its claims arising out of the settlement agreement, including recovery of the settlement funds and remediation costs and damages for the purported assigned claims. A Motion for Partial Summary Judgment seeking annulment and dismissal of the codefendant’s proofs of claim has also been filed by GlobalSantaFe Corporation. Santa Fe Minerals, Inc., 15375 Memorial Corporation and GlobalSantaFe Corporation intend to continue to vigorously defend against any action taken in an attempt to impose liability against them under the theories discussed above or otherwise and believe they have good and valid defenses thereto.

Note 8 – Supplemental Cash Flow Information – Noncash Investing and Financing Activities

Cash payments for capital expenditures for the nine months ended September 30, 2007 include $13.7 million that was accrued but unpaid at December 31, 2006. Cash payments for capital expenditures for the nine months ended September 30, 2006, include $49.8 million that was accrued but unpaid at December 31, 2005. Accrued but unpaid capital expenditures at September 30, 2007, totaled $11.1 million. This amount is included in “Accounts payable” on the Condensed Consolidated Balance Sheet at September 30, 2007.

In connection with damage sustained by our rigs from hurricanes Katrina and Rita (see Note 6), we have recorded a receivable of approximately $111.2 million, which represents amounts expected to be recovered from our insurers, including ongoing recovery and salvage costs and loss of hire recoveries. This amount is included in “Accounts receivable from insurers”, along with various other insurance claims receivables, on the Condensed Consolidated Balance Sheet as of September 30, 2007.

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

Note 9 – Share Repurchase

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. During 2007 we repurchased a total of 7,986,907 ordinary shares for $520.0 million at an average price of $65.10 per share. Not included in this number are 278,500 ordinary shares that were purchased for $16.5 million in December 2006 but did not settle until January 2007. Under the terms of the Merger Agreement, we have agreed not to repurchase any additional shares pending completion of the merger.

Note 10 – Discontinued Operations

On May 21, 2004, we completed the sale of our land drilling business to Precision Drilling Corporation. Our land drilling business consisted of a fleet of 31 rigs, 12 of which were located in Kuwait, eight in Venezuela, four in Saudi Arabia, four in Egypt, and three in Oman. During the second quarter of 2004 we recorded a $5.7 million contingent tax liability related to the sale of our Egyptian land rigs. During the first quarter of 2007, the tax audit for the 2004 tax year and the tax return filing position related to the contingent tax liability were favorably resolved. As a result, we released the $5.7 million reserve, which is classified as “Income from discontinued operations” in the Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2007.

Note 11—Recently Adopted Accounting Pronouncements

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

We accrue interest and penalties related to our liability for uncertain tax positions as a component of income tax expense. In conjunction with the adoption of FIN 48 we recognized approximately $8.5 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $11.5 million of liability for uncertain tax positions noted above. The amount of interest recognized during the three and nine months ended September 30, 2007 was insignificant to our financial results.

During the quarter ended September 30, 2007, our liability for uncertain tax positions increased by $1.8 million to a total of $50.1 million.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”, an amendment to FIN 48, to provide guidance on how to determine when a tax position is effectively settled for the purpose of reversing liabilities for uncertain tax positions. We have adopted and applied the terms of FASB Staff Position No. FIN 48-1 to determine whether current quarter settlements of previously recorded uncertain tax positions correctly resulted in changes in our liability for uncertain tax positions. During the quarter ended September 30, 2007, we did not have material changes in our liabilities for uncertain tax positions resulting from settlements of previously recorded uncertain tax positions.

Note 12—Recently Issued Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a worldwide offshore oil and gas drilling contractor, owning or operating an active fleet of 59 marine drilling rigs. Our fleet includes 43 cantilevered jackup rigs, 11 semisubmersibles, three drillships and two additional semisubmersible rigs we operate for third parties under a joint venture agreement. During the first quarter of 2006, we commenced a construction project for an additional semisubmersible, to be named the GSF Development Driller III. In September 2007, we entered into a contract with Hyundai Heavy Industries, Ltd for the construction of a new ultra-deepwater exploration and development drillship.

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

AGREEMENT AND PLAN OF MERGER

On July 21, 2007 we entered into the Merger Agreement with Transocean Inc. (“Transocean”) and Transocean Worldwide Inc., a direct wholly owned subsidiary of Transocean (“Transocean Worldwide”). Under the terms of the Merger Agreement, GlobalSantaFe Corporation will merge with Transocean Worldwide by way of a scheme of arrangement qualifying as an amalgamation under Cayman Islands law, with Transocean Worldwide continuing as the surviving corporation. Immediately prior to the merger, each outstanding ordinary share of Transocean will be reclassified by way of a scheme of arrangement under Cayman Islands law into (1) 0.6996 Transocean ordinary shares and (2) $33.03 in cash (this reclassification, together with the merger, is referred to as the “Transactions”). At the effective time of the merger, each outstanding ordinary share of GlobalSantaFe will be exchanged for (1) 0.4757 Transocean ordinary shares (after giving effect to the reclassification) and (2) $22.46 in cash. We have agreed to various covenants under the Merger Agreement and the closing of the Transactions is subject to a number of conditions. We currently estimate that the parties will complete the Transactions by the end of 2007. However the Transactions may not be completed until the first half of 2008. See Note 2 of Notes to the Condensed Consolidated Financial Statements for additional information about the Transactions, our covenants under the Merger Agreement and the conditions to consummation of the Transactions, as well as the financing commitments relating to the Transactions. See “Part II. Item 1A. Risk Factors” for more information regarding risks relating to the Transactions.

INTERNAL INVESTIGATION

In June 2007, our management retained independent outside counsel to conduct an internal investigation of our Nigerian and other West African operations, focusing on brokers who handled customs matters with respect to our affiliates operating in those jurisdictions and whether those brokers have fully complied with the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws. We commenced our investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s recently announced settlement implicating a third party handling customs matters in Nigeria. In each case, the customs broker was reported to be Panalpina Inc., which we used to obtain temporary import permits for our rigs operating offshore Nigeria. We voluntarily disclosed our internal investigation to the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) and, at their request, have expanded our investigation to include the activities of our customs brokers in other West African countries and the activities of Panalpina Inc. worldwide. The investigation is focusing on whether the brokers have fully complied with the requirements of their contracts, local laws, and the FCPA. Our legal representatives are keeping the DOJ and SEC apprised of the scope and details of their investigation and producing relevant information in response to their requests. The audit committee of our Board of Directors has had unfettered access to the independent outside counsel, and our general counsel and outside counsel have provided periodic updates to the committee during its meetings and to the chairman of the committee between such meetings as circumstances warrant. We cannot predict at this time the ultimate outcome of the investigation, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws, or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Our investigation includes a review of amounts paid to and by customs brokers in connection with the obtaining of permits for the temporary importation of vessels and clearances of goods and materials through customs into West African countries, including Nigeria. These permits and clearances are necessary in order for us to operate our drilling rigs in certain jurisdictions. There is a risk that we may not be able to obtain import permits or renew temporary importation permits in West African countries, including Nigeria, in a manner that complies with the FCPA. As a result we may not have the means to renew temporary importation permits for rigs located in the relevant jurisdictions as they expire or to send goods and equipment into those jurisdictions, in which event we may be forced to terminate the pending drilling contracts and relocate the rigs or leave the rigs in these countries and risk permanent importation issues, either of which could have an adverse effect on our financial results. In addition, termination of drilling contracts could result in damage claims by customers.

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

Operating Results

SUMMARY

Data relating to our operations by business segment follows (dollars in millions):

	Three Months Ended		Increase / (Decrease)	Nine Months Ended		Increase / (Decrease)
	September 30,			September 30,
	2007	2006		2007	2006
Revenues:
Contract drilling	$979.0	$704.7	39%	$2,633.2	$1,814.8	45%
Drilling management services	246.9	213.7	16%	599.9	548.9	9%
Oil and gas	14.8	7.1	108%	44.8	37.5	19%
Less: Intersegment revenues	(52.5)	(16.3)	222%	(112.7)	(39.2)	188%

	$1,188.2	$909.2	31%	$3,165.2	$2,362.0	34%

Operating income:
Contract drilling	$522.3	$307.2	70%	$1,289.9	$704.1	83%
Drilling management services	8.6	(6.9)	225%	25.9	(0.8)	3,338%
Oil and gas	5.0	1.6	213%	15.7	17.7	(11)%
Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment	—	—	N/A	57.1	85.3	N/A
Corporate expenses	(34.9)	(20.1)	74%	(86.3)	(67.1)	29%

	$501.0	$281.8	78%	$1,302.3	$739.2	76%

Operating income increased by $219.2 million to $501.0 million for the three months ended September 30, 2007, from $281.8 million for the third quarter of 2006. This increase was due primarily to higher dayrates throughout most of our drilling fleet, along with improved turnkey drilling performance, offset in part by costs incurred in connection with the merger, which are included in corporate expenses for the three and nine months ended September 30, 2007.

Operating income increased by $563.1 million to $1,302.3 million for the nine months ended September 30, 2007, from $739.2 million for the same period in 2006. This increase was due primarily to higher dayrates throughout most of the fleet, the addition of the GSF Development Driller I, which commenced operations in the second quarter of 2006, an improvement in turnkey drilling performance in the U.S. Gulf of Mexico and increased turnkey drilling activity in the North Sea. Operating income for the nine months ended September 30, 2007 includes gains from insurance recoveries and the sale of the GSF High Island III totaling $61.2 million. Operating income for the nine months ended September 30, 2006 includes $63.7 million of gains related to insurance recoveries for hurricane damage to the cantilevered jackups GSF High Island III and GSF Adriatic VII and a recovery from insurers of $21.6 million under our loss of hire insurance policy related to the GSF Development Driller I. For further details, see “—Involuntary Conversion of Long-Lived Assets and Related Recoveries.”

Our contract drilling revenue backlog at September 30, 2007, totaled approximately $9.5 billion, consisting of $9.3 billion related to executed contracts and $0.2 billion related to customer commitments for which contracts had not yet been executed. Approximately $1.0 billion of the $9.5 billion backlog is expected to be realized during the remainder of 2007. Our contract drilling backlog at December 31, 2006, was $10.6 billion.

Current Market Conditions and Trends

Although conditions continue to be strong in all of our markets other than the U.S. Gulf of Mexico jackup market, historically the offshore drilling business has been cyclical, with periods of high demand, inadequate rig supply and increasing dayrates, which have characterized the condition of the market for the last few years, being followed by periods of low demand or excess rig supply, resulting in lower utilization and decreasing dayrates. These cycles have been volatile and have traditionally been influenced by a number of factors, including oil and gas prices, the spending plans of our customers, the highly competitive nature of the offshore drilling industry and the construction of new rigs. Even when rig markets appear to have stabilized at a certain level of utilization and dayrates appear to be improving, these markets can change swiftly, making it difficult to predict trends or conditions in the market. The relocation of rigs from weak markets to stable or strong markets may also have a significant impact on utilization and dayrates in the affected markets. The potential impact of these cycles and market forces on our results of operations is expected to be mitigated in part by our contract drilling backlog which totaled $9.5 billion at September 30, 2007.

A summary of current industry market conditions and trends in our areas of operations follows:

International

Our current international market outlook for the remainder of 2007 and for the first half of 2008 is that demand for drilling rigs will continue to exceed the available supply, due in part to the high percentage of the industry’s rigs that will remain on long-term contracts through the period. This supply-demand imbalance is expected to result in continuing high levels of utilization and strong dayrates for rigs with available rig time. These market conditions, which have existed for the past few years, have led to a substantial number of orders being placed with shipyards for the construction of additional rigs by both existing and recently formed drilling contractors.

Newbuilds

Nineteen premium jackup newbuild rigs have entered the market since January 1, 2006, and construction is in progress or contracts have been announced for the construction of 77 additional premium jackup rigs, an increase in the worldwide premium jackup fleet of approximately 51% since January 1, 2006. In the deepwater and ultra-deepwater rig classes, there have been announcements of the construction of 70 new high-specification rigs, an increase of approximately 70% in the worldwide deepwater supply since January 1, 2006. Most of these 70 rigs, including our GSF Development Driller III presently under construction and our recently announced newbuild drillship, are ultra-deepwater units and represent an increase in the worldwide ultra-deepwater fleet of over 200% since January 1, 2006, excluding two rigs that were upgraded to ultra-deepwater capacity.

The balance of the deliveries for these units are forecast to occur through the end of 2011, with the majority of the newbuild jackups scheduled for delivery in 2009 and the majority of the newbuild semisubmersibles and drillships scheduled for delivery in 2010. A number of the shipyard contracts for units currently under construction provide for options for the construction of additional units, and we believe further new construction announcements are likely for all classes of rigs. We expect that the delivery of a number of the newbuild units, primarily the deepwater and ultra-deepwater rigs, will be delayed. These delays will be attributable to numerous factors including: the use of new, untested rig designs; the use of shipyards with little or no experience in building offshore drilling units; delays in the deliveries of equipment; and a shortage of experienced, qualified commissioning personnel. During prior periods of high utilization and dayrates, the entry into service of newly constructed, upgraded and reactivated rigs created an oversupply of drilling units and a decline in utilization and dayrates, sometimes for extended periods of time as rigs were absorbed into the active fleet. We currently believe that through the first half of 2008 demand for jackup rigs is adequate to absorb the new rigs expected to be delivered into the active market without a major impact on industry utilization rates and dayrates. The marketing of the newbuild jackups scheduled for delivery beyond the first half of 2008, however, could have a negative effect on jackup dayrates, even in advance of the rigs’ delivery dates. Further increases in the number of new drilling units under construction could exacerbate any such future negative effect. We expect the market for ultra-deepwater rigs to remain in balance through 2010 due to the later delivery dates for this class of rigs, the contracted status of existing rigs and apparent strong demand from customers.

Deepwater and Ultra-Deepwater Market

Virtually all deepwater and ultra-deepwater units in the industry are contracted through 2008 and customers continue to bring additional deepwater and ultra-deepwater requirements to the market. To the extent rig demand created by these new projects cannot be satisfied through rig subleases, the projects will have to be deferred until 2009 or later, when a significant number of ultra-deepwater newbuild units are scheduled to be delivered. In the third quarter of 2007, deepwater and ultra-deepwater rigs continued to be contracted at the same range of dayrates as in the second quarter of 2007.

U.S. Gulf of Mexico

Utilization and dayrates for jackups continued to soften during the third quarter of 2007. We believe the principal causes continue to be operators’ perception of relatively soft natural gas prices, and a reluctance to conduct work during the hurricane season. Jackup rigs continued to depart the U.S. Gulf of Mexico in the quarter, and some additional rig departures have been announced for the coming months. The number of jackups currently under contract in the U.S. Gulf of Mexico has declined to the low 50’s and we believe the marketed supply of jackups will decline to the high 60’s by December 2007. We believe it is likely that the U.S. Gulf of Mexico jackup market will remain soft for the remainder of 2007.

North Sea

The North Sea market for mid-water depth semisubmersibles, heavy-duty harsh environment (“HDHE”) jackups, and standard jackups remains strong. Utilization is 100% for the North Sea offshore fleet. Although there have been relatively few new contracts during the current period, we have observed an increase in inquiries from our customers for work commencing in the second quarter of 2008. Standard semisubmersible supply is forecast to decrease by at least one unit over the next quarter, while the HDHE rig supply is forecast to increase by one unit.

West Africa

The market for all types of drilling units in West Africa remains strong. The West Africa jackup fleet is forecast to remain at above 95% utilization throughout 2007 and well into 2008. Deepwater rigs and ultra-deepwater rigs in this market are all fully contracted through 2008, while several projects slated for 2008 and 2009 and beyond are still in need of a drilling unit. This inadequate supply is expected to lead to mobilization of several of the newbuild ultra-deepwater units to West Africa in the course of the next two to four years. Shallow semisubmersible demand remains strong in the region with only one or two units becoming available toward the end of 2007.

Southeast Asia

The jackup market in Southeast Asia has recently experienced some indications of dayrates lower than levels recorded in early 2007 due, in part, to the anticipated delivery of a large number of newbuild jackups being constructed in the region. Five of the ten newbuild jackups scheduled for delivery by the end of the first quarter 2008 are uncontracted. Currently there is one jackup idle and available for work in the region, and recent contracts for lower specification jackups have been at reduced dayrates. Given these indications, we believe the newbuild jackups will be more aggressively marketed outside the Southeast Asia region, which could assist in stabilizing dayrates for jackups in Southeast Asia. The deepwater market in the region and in Australia in particular remains strong.

Middle East and Mediterranean

Recent contract extensions for jackups in the Mediterranean have created a shortage of rigs in 2007 resulting in a movement of rigs into the area. The deepwater market is also expected to be undersupplied through 2008, due in part to announced drilling projects in Libya. The Gulf of Suez jackup market continues to be in balance with additional demand forecasted for 2008. In the Arabian Gulf, we continue to observe strong demand for jackups and stable dayrates. Our four upgraded jackups have commenced drilling operations in Saudi Arabia and we continue to pursue additional opportunities in the region.

Canada and South America

Drilling activity in Northeastern Canada is expected to remain constrained by rig supply in 2007, especially in view of the strength of markets elsewhere. Our deepwater unit in the region remains under contract into 2008 with an opportunity for contract extensions.

We expect the South America jackup market to remain tight throughout 2008. The market for semisubmersibles and drillships in South America is expected to continue to strengthen due to the Brazilian national oil company’s aggressive five-year drilling campaign. Requirements for semisubmersibles and drillships from other operators working in Brazil are expected to add to the strengthening of this market over the next two years.

CONTRACT DRILLING OPERATIONS

Data with respect to our contract drilling operations follows (dollars in millions, except average revenues per day):

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2007	2006		2007	2006
Contract drilling revenues by area: (1)
West Africa	$292.2	$150.7	94%	$763.5	$400.3	91%
U.S. Gulf of Mexico	99.1	190.9	(48)%	423.0	436.2	(3)%
North Sea	195.2	119.6	63%	493.0	312.2	58%
Southeast Asia	114.1	75.7	51%	308.7	208.8	48%
Middle East	110.5	40.9	170%	247.9	105.5	135%
Mediterranean Sea	61.1	47.0	30%	177.5	93.3	90%
South America	72.9	33.6	117%	124.1	120.9	3%
Other	33.9	46.3	(27)%	95.5	137.6	(31)%

	$979.0	$704.7	39%	$2,633.2	$1,814.8	45%

Average rig utilization by area:
West Africa	98%	100%	(2)%	98%	96%	2%
U.S. Gulf of Mexico	89%	88%	1%	88%	85%	4%
North Sea	100%	98%	2%	95%	97%	(2)%
Southeast Asia	100%	100%	—%	100%	100%	—%
Middle East (2)	87%	100%	(13)%	70%	99%	(29)%
Mediterranean Sea	100%	100%	—%	100%	99%	1%
South America	100%	100%	—%	100%	100%	—%
Other	100%	100%	—%	100%	100%	—%

Total average rig utilization:	96%	97%		92%	95%

Average revenues per day (3)	$185,200	$130,500		$174,300	$115,400

(1)	Includes revenues earned from affiliates.
(2)	For the nine months ended September 30, 2007, Middle East utilization includes four rigs which we moved from the U.S. Gulf of Mexico and were in a shipyard the first half of 2007 in preparation for new contracts. One of the rigs commenced its contract during May 2007 and the other three commenced their contracts during July 2007.
(3)

Average revenues per day is the ratio of rig-related contract drilling revenues divided by the aggregate contract days. The calculation of average revenues per day excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $16.4 million and $55.1 million, respectively, for the three and nine months ended September 30, 2007. Average revenues per day including these reimbursed expenses would have been $188,300 and

$178,000 for the respective periods. The calculation of average revenues per day for the three and nine months ended September 30, 2006, excludes non-rig related revenues, consisting primarily of cost reimbursements, totaling $17.4 million and $60.5 million, respectively. Average revenues per day including these reimbursed expenses would have been $133,800 and $119,400 for the respective periods.

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Contract drilling revenues before intersegment eliminations increased $274.3 million to $979.0 million for the three months ended September 30, 2007, compared to $704.7 million for the 2006 third quarter. Higher dayrates throughout most of our drilling fleet accounted for an increase of $278.4 million, offset in part by a decrease of $6.6 million attributable to lower utilization of our U.S. Gulf of Mexico jackup fleet.

Contract drilling operating income and margin (operating income as a percentage of revenues, excluding intersegment revenues and expenses), increased to $522.3 million and 55.0%, respectively, for the three months ended September 30, 2007, from $307.2 million and 43.9%, respectively, for the third quarter of 2006 due primarily to the higher dayrates noted above, offset in part by higher labor and repairs and maintenance expenses.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

Contract drilling revenues before intersegment eliminations increased $818.4 million to $2,633.2 million for the nine months ended September 30, 2007, compared to $1,814.8 million for the same period in 2006. Higher dayrates throughout most of our drilling fleet, excluding the U.S. Gulf of Mexico jackup fleet, accounted for an increase of $888.9 million, along with a $26.3 million increase in utilization related to the drillship GSF Explorer, which was undergoing modifications during the first half of the prior year. The increases were offset in part, however, by a $20.1 million decrease in dayrates and a $22.8 million decrease in utilization related to our U.S. Gulf of Mexico jackup fleet, a $30.3 million decrease in utilization related to the jackup GSF Galaxy II, which was moving from Canada to the North Sea during the first quarter of 2007, and a $47.2 million decrease in utilization related to three of the four jackup rigs offshore Saudi Arabia that moved from the U.S. Gulf of Mexico to the Middle East during the first quarter of 2007. The U.S. Gulf of Mexico jackup market is experiencing an overall decline in both dayrates and utilization, as discussed in “Current Market Conditions and Trends.”

Contract drilling operating income and margin, increased to $1,289.9 million and 50.4%, respectively, for the nine months ended September 30, 2007, from $704.1 million and 39.1%, respectively, for the comparable period in 2006. The improvements in operating income and operating margin were due primarily to the net increase in revenues discussed above, offset in part by higher labor, repairs and maintenance, and insurance expenses. Contract drilling depreciation expense also increased for the nine months ended September 30, 2007 compared to the same period in 2006 due primarily to the addition of the semisubmersible GSF Development Driller I noted above and to upgrades on several other rigs in our fleet during 2006.

The movement of rigs between the geographic areas shown below also affected each area’s revenues and utilization in the table above. These movements were as follows:

Rig	Rig Type	From	To	Completion Date
GSF Explorer	Drillship	Other (Black Sea)	U.S. Gulf of Mexico	Mar-06
GSF High Island IX	Cantilevered Jackup	Middle East	West Africa	Apr-06
GSF Constellation II	Cantilevered Jackup	South America	Mediterranean	May-06
GSF Development Driller I	Semisubmersible	Shipyard	U.S. Gulf of Mexico	Jun-06
GSF Aleutian Key	Semisubmersible	South America	West Africa	Dec-06
GSF High Island IV	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Jan-07
GSF Main Pass I	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Jan-07
GSF Main Pass IV	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Jan-07
GSF Galaxy II	HDHE Jackup	Other (Canada)	North Sea	Feb-07
GSF High Island II	Cantilevered Jackup	U.S. Gulf of Mexico	Middle East	Feb-07
GSF Explorer	Drillship	U.S. Gulf of Mexico	West Africa	Jun-07
GSF Rig 140	Semisubmersible	North Sea	West Africa	Jun-07
GSF Celtic Sea	Semisubmersible	U.S. Gulf of Mexico	South America	Aug-07

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

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Drilling management services revenues before intersegment eliminations increased by $33.2 million to $246.9 million in the three months ended September 30, 2007 from $213.7 million in the third quarter of 2006. This increase consisted of $58.8 million attributable to an increase in average revenues per turnkey project, along with an increase of $6.5 million in daywork and other revenues and an increase of $0.8 million in reimbursable revenues. Reimbursable revenues represent reimbursements received from the client for certain out-of-pocket expenses and have little or no effect on operating income. These increases were offset in part by a decrease of $32.9 million attributable primarily to a decrease in the number of turnkey projects performed in the U.S. Gulf of Mexico. The increase in average revenues per turnkey project was due primarily to three large turnkey projects performed in the North Sea during in the third quarter of 2007. We performed one turnkey project in this market during the same period in 2006. Our drilling management services segment performed a total of 25 turnkey projects in the third quarter of 2007 (17 wells drilled and 8 well completions) compared to a total of 29 turnkey projects in the third quarter of 2006 (20 wells drilled and 9 well completions).

Drilling management services operating income and margin (operating income as a percentage of revenues, excluding intersegment revenues and expenses) increased to $8.6 million and 3.8%, respectively, for the third quarter of 2007 from a $6.9 million operating loss in the third quarter of 2006. The primary reason for the improvement in turnkey operating results was improved drilling performance in the U.S. Gulf of Mexico, along with fewer losses on wells during the third quarter of 2007 compared to the same period in the prior year. During the third quarter of 2007, we incurred losses totaling approximately $7.7 million on three turnkey wells compared to losses of $13.6 million on two turnkey wells in the third quarter of 2006. While our revenues before intersegment eliminations improved due to the activity in the North Sea, our oil and gas division held a working interest in the three large turnkey projects in the North Sea and, as a result, we were required to defer most of the combined profit earned on these wells in the third quarter of 2007.

Results for the three months ended September 30, 2007 and 2006 were affected by revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $5.0 million for the three months ended September 30, 2007 and decreased segment operating income by $0.7 million for the three months ended September 30, 2006. These results were also affected by the deferral of turnkey drilling profit totaling $8.2 million and $10.6 million for the three months ended September 30, 2007 and 2006, respectively, related to wells in which our oil and gas division was either the operator or held a working interest. This deferred turnkey profit has been credited to our full cost pool of oil and gas properties and will be recognized through a lower depletion rate as reserves are produced.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

Drilling management services revenues before intersegment eliminations increased by $51.0 million to $599.9 million in the nine months ended September 30, 2007, from $548.9 million for the same period in 2006. This net increase consisted of $141.6 million attributable to an increase in average revenues per turnkey project and an increase of $12.8 million in reimbursable revenues, offset by a decrease of $103.1 million attributable to a decrease in the number of turnkey projects performed in the U.S. Gulf of Mexico and a decrease of $0.3 million in daywork and other revenues. The increase in average revenues per turnkey project is due primarily to six large turnkey projects performed in the North Sea during the first three quarters of 2007, compared to one turnkey project performed in this market during the same period in 2006. Our drilling management services segment performed 62 turnkey projects in the nine months ended September 30, 2007 (45 wells drilled and 17 well completions) compared to 75 turnkey projects in the comparable period of 2006 (54 wells drilled and 21 well completions).

Drilling management services operating income and margin increased to $25.9 million and 4.6%, respectively, for the nine months ended September 30, 2007, from an operating loss of $0.8 million in the same period in 2006, due primarily to the increased activity in the North Sea during the 2007 period, along with fewer losses on wells during 2007 compared to the same prior year period. We incurred losses totaling approximately $14.1 million on a total of six turnkey wells during the first nine months of 2007 compared to losses totaling approximately $19.2 million on five turnkey wells for the nine months ended September 30, 2006.

Results for the nine months ended September 30, 2007 and 2006 were favorably affected by downward revisions to cost estimates for certain wells completed in prior periods. Such revisions increased segment operating income by $3.3 million for the nine months ended September 30, 2007 and by $1.7 million for the nine months ended September 30, 2006. These results were also affected by the deferral of turnkey drilling profit totaling $17.2 million for the nine months ended September 30, 2007, and by $22.3 million for the nine months ended September 30, 2006, related to wells in which our oil and gas division was either the operator or held a working interest.

Turnkey drilling projects often involve numerous subcontractors and third party vendors and, as a result, the actual final project cost is often not known at the time a project is completed. We therefore rely on detailed cost estimates created by our project engineering staff to compute and record profits on turnkey drilling projects based on known revenues. These cost estimates are adjusted as final actual project costs are determined, which may result in adjustments to previously recorded amounts. Further, we recognize estimated losses on turnkey drilling projects immediately upon occurrence of events which indicate that it is probable that a loss will be incurred and, depending on the timing of the events leading to the loss recognition in relation to completion of the project, these cost estimates could be relatively significant to the total project costs. Estimated costs included in 2007 drilling management services operating results totaled approximately $67.2 million at September 30, 2007. To the extent that actual costs differ from estimated costs, results in future periods will be affected by revisions to this amount. Estimated costs included in 2006 drilling management services operating results totaled approximately $74.8 million at September 30, 2006.

OIL AND GAS OPERATIONS

We acquire interests in oil and gas properties principally in order to facilitate the acquisition of turnkey contracts for our drilling management services operations.

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Oil and gas revenues increased by $7.7 million to $14.8 million for the three months ended September 30, 2007, from $7.1 million for the three months ended September 30, 2006. Increases in oil sales, due primarily to the timing of oil sales from the Broom Field in the North Sea, accounted for $4.6 million of the increase, along with increases in oil prices and gas production and prices which accounted for an additional $0.2 million, $2.7 million, and $0.2 million, respectively.

Operating income from our oil and gas operations increased by $3.4 million to $5.0 million for the three months ended September 30, 2007 from $1.6 million for same period in 2006, due to the increased revenues discussed above, offset in part by an increase in compensation costs and expenses related to the start-up of new oil and gas properties.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

Oil and gas revenues increased by $7.3 million to $44.8 million for the nine months ended September 30, 2007, from $37.5 million for the nine months ended September 30, 2006. Increases in gas production related primarily to the new fields, along with an increase in oil prices accounted for $7.3 million and $0.8 million, respectively, of this increase, offset in part by a decrease of $0.5 million due to lower gas prices and a $0.3 million decrease attributable to lower oil production.

Operating income from our oil and gas operations decreased by $2.0 million to $15.7 million for the nine months ended September 30, 2007, from $17.7 million for same period in 2006. This decrease was due primarily to an increase in compensation costs and expenses related to the start-up of new oil and gas properties, along with the recognition of $1.5 million of expense related to the cessation of our involvement in exploratory activities in a previously unevaluated property offshore West Africa.

INVOLUNTARY CONVERSION OF LONG-LIVED ASSETS AND RELATED RECOVERIES

During the third quarter of 2005, a number of our rigs were damaged as a result of hurricanes Katrina and Rita. All of these rigs have now returned to work with the exception of the GSF High Island III, which was sold in March 2007, and the GSF Adriatic VII, which was sold in December 2006. In March 2007 we sold the GSF High Island III to a third party and collected proceeds of approximately $26.0 million, net of selling costs, and recorded a gain of $24.8 million, which represents the proceeds less the $1.2 million estimated salvage value.

We have collected a total of $226.1 million in insurance recoveries related to damage inflicted by hurricanes Katrina and Rita and loss of hire recoveries, of which $116.8 million was collected in the first three quarters of 2007. Offsetting these collections in “Accounts receivable from insurers” are anticipated reimbursements for cash outlays to salvage our rigs damaged during the hurricanes.

We recorded gains totaling $61.2 million in the nine months ended September 30, 2007, which include a $36.4 million gain representing amounts collected from insurers in excess of the estimated recoveries we recorded during the third quarter of 2005 related to the rigs damaged during these hurricanes and an additional $24.8 million gain recorded during the first quarter of 2007 in connection with the sale of the GSF High Island III. These gains, which are included in “Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment” in the Condensed Consolidated Statement of Income and Comprehensive Income, for the nine months ended September 30, 2007, had a year to date tax expense of $20.1 million, resulting in an after tax gain of $41.1 million.

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

Our insurance policy provided that if claims for a single event are filed under both the hull and machinery and loss of hire sections of the policy, we would bear only a single deductible from that occurrence of no more than the highest deductible from any individual section. Hurricanes Katrina and Rita were considered separate events under our policy. Based on remediations completed for the three rigs covered under the loss of hire insurance, the amount of revenue we lost during the waiting period was higher than the $10 million hull and machinery deductible. Therefore, the 60-day waiting period under our loss of hire insurance will serve as the only deductible for the Hurricane Katrina event. The application of the 60-day waiting period provision with regard to the GSF Development Driller I, the only rig that was still out of service after the 60-day waiting period, is complicated by the fact that at the time of the hurricane, the rig was undergoing thruster remediations and, accordingly, we had already put our underwriters on notice as to a claim under the loss of hire section of the policy. As discussed in Note 7 — “Commitments and Contingencies,” during 2005 and 2006, we recorded $25.4 million ($3.8 million in the fourth quarter of 2005, $18.9 million in the first quarter of 2006, and $2.7 million in the second quarter of 2006) in estimated loss of hire insurance recoveries with respect to the GSF Development Driller I and during 2007 we collected all of this claim from our underwriters. None of the jackup rigs damaged during Hurricane Rita was insured for loss of hire and, therefore, a single $10 million hull and machinery deductible was applicable to claims for damage to the rigs caused by Hurricane Rita. This deductible was recognized as a loss in the third quarter of 2005.

In June 2007, prior to the start of GSF Rig 135’s contract in West Africa, the transport vessel used to carry the rig’s riser capsized and the riser was lost. We do not expect to recover the riser and recorded a $4.1 million charge related to this loss in the second quarter of 2007, which is included in “Involuntary conversion of long-lived assets, net of related recoveries, loss of hire recoveries and gain on dispositions of equipment” in the Condensed Consolidated Statement of Income and Comprehensive Income. There was no tax impact related to this loss. We currently plan to replace the riser, utilizing a new riser that was originally ordered for GSF Rig 140. The loss of the riser, nevertheless, delayed the commencement of drilling operations for GSF Rig 135 by 30-60 days, and will result in a reduced dayrate for GSF Rig 140 until another riser is obtained. We are currently evaluating recoveries under our applicable insurance policies.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the third quarter of 2007 increased by $14.5 million to $32.6 million, from $18.1 million for the third quarter of 2006. This increase was due primarily to transaction costs related to the merger, as discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements.

General and administrative expenses for the nine months ended September 30, 2007, increased by $19.0 million to $80.2 million, from $61.2 million, for the same period of 2006. This increase was due primarily to costs related to the merger and higher compensation costs and costs associated with information technology projects, offset in part by lower stock-based compensation costs.

OTHER INCOME AND EXPENSE

Interest expense increased to $12.0 million and $34.5 million, respectively, for the three and nine months ended September 30, 2007, from $9.0 million and $27.4 million for the same periods in 2006 due primarily to borrowings under our revolving credit facility.

Interest capitalized for the three and nine months ended September 30, 2007 and 2006 is due primarily to the capitalization of interest costs in connection with our rig expansion program discussed in “Liquidity and Capital Resources – Investing and Financing Activities.”

Interest income increased to $8.2 million from $5.4 million for the three months ended September 30, 2007 compared to the prior year third quarter, and increased to $20.7 million for the nine months ended September 30, 2007 from $19.7 million for the prior year comparable period, due primarily to higher interest rates earned on our higher average cash, cash equivalents and marketable securities balances during the third quarter of 2007.

INCOME TAXES

We are a Cayman Islands company and we operate through our various subsidiaries in numerous countries throughout the world, including the United States. Consequently, our tax provision is based upon the tax laws and rates in effect in the countries in which our operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary substantially. Our effective tax rate for financial statement purposes will continue to fluctuate from quarter to quarter and year to year as our operations are conducted in different taxing jurisdictions. Our effective income tax rate on income from continuing operations for financial reporting purposes was 10.4% and 10.9% for the three and nine months ended September 30, 2007, respectively. Our effective income tax rate for financial reporting purposes was 12.8% and 12.2%, respectively, for the three and nine months ended September 30, 2006.

On May 21, 2004, we completed the sale of our land drilling business to Precision Drilling Corporation. During the second quarter of 2004 we recorded a $5.7 million contingent tax liability related to the sale of our Egyptian land rigs. During the first quarter of 2007, the 2004 Egyptian tax audit and the tax return filing position related to the contingent tax liability were favorably resolved. As a result, we released the $5.7 million reserve, which is classified as “Income from discontinued operations” in the Condensed Consolidated Statements of Income and Comprehensive Income.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $11.5 million increase in the liability for uncertain tax positions taken on previously filed tax returns, which was accounted for as a $16.3 million decrease in retained earnings and a $4.8 million decrease in goodwill for items related to events that took place prior to the business combination in 2001 of Global Marine Inc. and Santa Fe International Corporation.

We accrue interest and penalties related to our liability for uncertain tax positions as a component of income tax expense. In conjunction with the adoption of FIN 48 we recognized approximately $8.5 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $11.5 million of liability for uncertain tax positions noted above. The amount of interest recognized during the three and nine months ended September 30, 2007 was insignificant to our financial results.

During the quarter ended September 30, 2007, our liability for uncertain tax positions increased by $1.8 million to a total of $50.1 million.

In connection with an audit of the 2002 and 2003 United States federal income tax returns of our United States subsidiaries, the examination division of the Internal Revenue Service (“IRS”) proposed that interest payments made from one of our domestic subsidiaries to one of our foreign subsidiaries with respect to certain notes issued in connection with the business combination of Global Marine Inc. and Santa Fe International Corporation were subject to withholding of United States federal income tax at a 30% rate and that, as a result, the domestic subsidiary owed additional tax of approximately $50.6 million plus interest. Our United States subsidiaries appealed this proposed tax adjustment to IRS Appeals. During the quarter ended September 30, 2007, IRS Appeals agreed to concede in full the proposed tax adjustments which the IRS examination division had issued to our subsidiaries.

Liquidity and Capital Resources

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our cash and cash equivalents, marketable securities, borrowings on our revolving credit facility, and cash generated from operations. At September 30, 2007, we had $465.1 million of cash, cash equivalents and marketable securities, all of which were unrestricted. We had $348.9 million in cash, cash equivalents and marketable securities at December 31, 2006, all of which were unrestricted. Cash generated from operating activities totaled $1,254.6 million and $642.4 million for the nine months ended September 30, 2007 and 2006, respectively.

During the third quarter of 2005, a number of our rigs, including the GSF High Island III, were damaged as a result of hurricanes Katrina and Rita. During the first quarter of 2007, we sold the GSF High Island III to a third party and collected proceeds of approximately $26.0 million, net of selling costs.

In the first three quarters of 2007 we also collected $116.8 million from insurers related to rigs damaged as a result of hurricanes Katrina and Rita and loss of hire claims resulting from Hurricane Katrina (see—”Involuntary Conversion of Long-Lived Assets, Related Recoveries and Gain on Dispositions of Equipment”).

INVESTING AND FINANCING ACTIVITIES

In the first quarter of 2006, we entered into a contract with Keppel FELS, a shipyard located in Singapore, for construction of a new ultra-deepwater semisubmersible, to be named the GSF Development Driller III. Construction commenced in the first quarter of 2006 and delivery is currently expected during the first half of 2009. Construction costs for the GSF Development Driller III are expected to total approximately $590 million, excluding capital spares, startup expenses, mobilization costs, contract compliance costs, and capitalized interest. We have incurred a total of approximately $292 million of capitalized costs related to the GSF Development Driller III, excluding capitalized interest, capital spares, start-up costs, and contract compliance costs, as of September 30, 2007. We expect to fund all construction and startup costs of the GSF Development Driller III from our existing cash and cash equivalents balances and future cash flow from operations.

In September 2007, we entered into a contract with Hyundai Heavy Industries, a shipyard located in South Korea, for construction of a new ultra-deepwater exploration and development drillship, delivery of which is expected in September 2010. Construction costs for the drillship are expected to total approximately $740 million, excluding capital spares, startup expenses, mobilization costs, contract compliance costs, and capitalized interest. We have incurred a total of approximately $106.5 million of capitalized costs related to the drillship, excluding capitalized interest, capital spares, start-up costs, and contract compliance costs, as of September 30, 2007.

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

We have made claims under our loss of hire insurance for the GSF Development Driller I and GSF Development Driller II for the periods required to remediate the damage arising from both the thruster defect and Hurricane Katrina. Under the loss of hire section of our insurance policy, we are entitled to reimbursement for our full dayrate for up to 270 days after a 60-day waiting period. Significant unresolved issues remain as to the proper application of the loss of hire waiting period in connection with the thruster damage, which could lead to substantial differences in the amount of the loss of hire recovery. The underwriters have formally reserved their rights to decline coverage for the thruster damage claims on the rigs in respect of both the hull and machinery and loss of hire coverage. During 2005 and 2006, we recorded $25.4 million ($3.8 million in the fourth quarter of 2005, $18.9 million in the first quarter of 2006, and $2.7 million in the second quarter of 2006) in estimated hurricane-related loss of hire insurance recoveries with respect to the GSF Development Driller I and during 2007 we collected all of this claim from our underwriters. The GSF Development Driller II was not out of service longer than the combined 120-day waiting period and therefore no loss of hire recoveries have been recorded for this rig.

Our debt to capitalization ratio, calculated as the ratio of total debt, including undefeased capitalized lease obligations, to the sum of total shareholders’ equity and total debt, was 9.4% at September 30, 2007 and 11.8% at December 31, 2006. Our total debt includes the current portion of our capitalized lease obligations, which totaled $1.8 million at September 30, 2007 and $9.3 million at December 31, 2006.

In connection with the Transactions, as discussed in Note 2 of Notes to the Condensed Consolidated Financial Statements, Transocean expects to add approximately $15 billion in debt under a senior unsecured bridge loan facility due one year after closing (see “—Financing for the Transactions”). As a result of the anticipated significant increase in debt level, Standard and Poor’s Rating Services downgraded the credit rating of our existing debt from A+ to BBB+ and placed it on CreditWatch with negative implications, and Moody’s Investor Services placed its credit rating under review for possible downgrade. After completion of the Transactions, Transocean’s increased level of debt and other obligations could have significant adverse consequences on the business and future prospects of the combined company, including that the combined company may not be able to obtain financing in the future, less levered competitors could have a competitive advantage and the combined company may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than its competitors. There also can be no assurance that Transocean will be successful in refinancing the debt or the terms of the refinancing will be favorable to Transocean, which could adversely affect the combined company’s results of operations or financial condition.

FUTURE CASH REQUIREMENTS

At September 30, 2007, we had total long-term debt and capital lease obligations, including the current portion of our capital lease obligations, of $567.0 million and shareholders’ equity of $5,490.0 million. Long-term debt consisted of $297.4 million (net of discount) 7% Notes due 2028; $253.1 million (net of discount) 5% Notes due 2013; and capitalized lease obligations, including the current portion, totaling $16.5 million. No amounts were outstanding under our revolving credit facility as of September 30, 2007. We were in compliance with our debt covenants at September 30, 2007.

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

Total capital expenditures for 2007 are currently estimated to be approximately $782 million, including $141 million in construction costs for the GSF Development Driller III, $108 million in construction costs for the new drillship, $174 million for major upgrades to the fleet, including $87 million relating to the four rigs we have moved to Saudi Arabia, $278 million for other purchases and replacements of capital equipment, $19 million for capitalized interest, and $62 million (net of intersegment eliminations) for oil and gas operations.

On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. We have purchased 27,448,895 ordinary shares for a total of $1.6 billion since the inception of this plan, including 7,986,907 ordinary shares for $520.0 million repurchased during the nine months ended September 30, 2007. Not included in the repurchases for the nine months ended September 30, 2007 are 278,500 ordinary shares that were purchased for $16.5 million in December 2006 but did not settle until January 2007. Under the terms of the Merger Agreement, we have agreed not to repurchase any additional shares pending completion of the merger and accordingly have suspended our share repurchase program and will not make further repurchases.

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

As part of our goal of enhancing shareholder value, we continually consider and from time to time actively pursue the acquisition or construction of suitable additional drilling rigs and other assets or the possible sale of existing assets. If we decide to undertake an acquisition of a drilling rig or additional construction projects, we might be required to incur additional indebtedness. While the Merger Agreement sets forth certain limitations on our ability to effect acquisitions and dispositions, incur indebtedness and make capital expenditures pending the completion of the merger, those limitations are subject to exceptions agreed to by the parties and also may be waived by Transocean.

We frequently bid for or negotiate with customers regarding multi-year drilling contracts, including, from time to time, contracts that would necessitate the construction of a new drilling rig to fulfill the contract. In the past, our approach was to consider construction of a new semisubmersible or drillship only when expected cash flows from the anticipated contract would cover a substantial portion of the capital cost of the rig. However, as a result of tight capacity with shipyards and major equipment suppliers, we decided not to delay entry into a construction contract until we had a contract with a customer. Accordingly, and in light of our expectations of ongoing favorable conditions in the ultra-deepwater market, in September 2007, we entered into an agreement for the construction of the new drillship without an executed drilling contract.

FINANCING FOR THE TRANSACTIONS

In connection with the Transactions, on July 21, 2007, Transocean and GlobalSantaFe entered into a commitment letter, pursuant to which Goldman Sachs Credit Partners L.P. (“GSCP”), and Lehman Brothers Commercial Bank and Lehman Brothers Holdings Inc. and their respective affiliates (collectively, the “Lehman Lenders”) committed to provide financing for the Transactions. The commitment letter provides for a $15.0 billion senior unsecured bridge loan facility due one year after closing (the “Bridge Loan Facility”), $10.0 billion of which is to be provided by GSCP and $5.0 billion of which is to be provided by the Lehman Lenders (except to the extent such commitments to provide financing are assigned to other lenders under the Bridge Loan Facility).

Transocean, GSCP, the Lehman Lenders and other lenders entered into the Bridge Loan Facility on September 28, 2007. Transocean may make borrowings under the Bridge Loan Facility at either (1) a base rate, determined as the greater of (A) the prime loan rate quoted in The Wall Street Journal Money Rates Section as the prime rate or (B) the federal funds effective rate plus 1/2 of 1%, or (2) the reserve adjusted LIBO rate plus the applicable margin, which is based upon Transocean’s senior unsecured long term debt rating (a margin of 0.4%, based on Transocean’s current credit ratings).

The Bridge Loan Facility may be prepaid in whole or in part without premium or penalty. In addition, the Bridge Loan Facility requires mandatory prepayments of outstanding borrowings in an amount equal to 100% of the net cash proceeds resulting from any of the following (in each case subject to certain agreed exceptions): (A) the sale or other disposition of any property or assets of Transocean or its subsidiaries above a predetermined threshold; (B) the receipt of certain net insurance or condemnation proceeds; (C) certain issuances of equity securities of Transocean or its subsidiaries; and (D) the incurrence of indebtedness for borrowed money by Transocean or its subsidiaries.

The Bridge Loan Facility contains certain covenants that are applicable during the period in which any borrowings are outstanding, including a maximum leverage ratio and covenants restricting the combined company’s ability to pay dividends. Borrowings under the Bridge Loan Facility are subject to acceleration upon the occurrence of events of default during the period in which any borrowings are outstanding.

The obligation of each lender to make loans under the Bridge Loan Facility is subject to the satisfaction of certain conditions, including the execution of satisfactory documentation, the absence of a material adverse effect (as defined in the Merger Agreement) and the consummation, or substantially concurrent consummation, of the Transactions. There can be no assurance that these conditions will be met.

We believe Transocean will likely seek to refinance the Bridge Loan Facility in whole or in part prior to the expiration of its one-year term. Such refinancing may be effected through borrowings under new bank facilities, issuance of debt securities, including convertible debt securities, or through other financing transactions.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Please see Note 11 of Notes to the Condensed Consolidated Financial Statements for a description of the pronouncement and the effects on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

FAIR VALUE RISK

Long-term debt. Our long-term debt is subject to fair value risk due to changes in market interest rates.

The estimated fair value of our $300 million principal amount 7% Notes due 2028, based on quoted market prices, was $315.6 million at September 30, 2007, compared to the carrying amount of $297.4 million (net of discount). The estimated fair value of our $250 million principal amount 5% Notes due 2013, based on quoted market prices, was $242.7 million at September 30, 2007, compared to the carrying amount of $253.1 million (net of discount). The carrying value of our 5% Notes due 2013 includes a mark-to-market adjustment of $3.6 million at September 30, 2007, related to fixed-for-floating interest rate swaps discussed below. As of September 30, 2007 we did not have any amounts outstanding under our $500 million unsecured revolving credit facility.

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

Based upon these sensitivity analyses, if prevailing market interest rates had been ten percent higher at September 30, 2007, and all other factors affecting our debt remained the same, the fair value of our 7% Notes due 2028, as determined on a present-value basis using prevailing market interest rates, would have decreased by $21.7 million or 6.9% and the fair value of the 5% Notes due 2013 would have decreased by $6.3 million or 2.6%. Under comparable sensitivity analysis as of December 31, 2006, the fair value of the 7% Notes due 2028 would have decreased by $17.3 million or 5.3% and the fair value of the 5% Notes due 2013 would have decreased by $7.2 million or 3.0%.

We manage our fair value risk related to our long-term debt by using interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. Under these interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate amounts, calculated by reference to an agreed-upon notional amount.

As of September 30, 2007 and December 31, 2006, we had outstanding fixed-for-floating interest rate swaps with an aggregate notional amount of $175 million, through February 2013. These interest rate swaps are intended to manage a portion of the fair value risk related to our 5% Notes due 2013 (the “5% Notes”). Under the terms of these swaps, we have agreed to pay the counterparties an interest rate equal to the six-month LIBOR rate less 0.247% to 0.5175% on the notional amounts and we will receive the fixed 5.00% rate. The total estimated aggregate fair value of these swaps at September 30, 2007 and December 31, 2006 was an asset of $3.6 million and $2.1 million, respectively.

The change in the estimated fair values of our long-term debt from December 31, 2006 to September 30, 2007 is a result of changes in the market interest rate for new bonds with similar risk ratings. The change in the corresponding interest rate swaps from December 31, 2006 to September 30, 2007 is a result of changes in the 6 month LIBOR and 10-year Treasury bond rates.

In connection with the sensitivity analyses performed relative to the fair values of our long-term debt discussed above, similar analyses were performed to assess the impact of market interest rate movements on the fair values of the fixed-for-floating swaps related to the 5% Notes. Based upon these analyses, if prevailing market interest rates had been ten percent higher at September 30, 2007, and all other factors affecting these swaps had remained the same, the aggregate fair value of the fixed-for-floating interest rate swaps, as determined on a present-value basis using prevailing market interest rates, would have decreased by $3.6 million or 100%. Under comparable sensitivity analysis as of December 31, 2006, the fair value would have decreased by $4.6 million or 225%.

There have been no material changes in circumstances affecting our exposure to commodity price, interest rate, fair value of investments, foreign currency or credit risks since December 31, 2006. For a discussion of our exposure to these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The insurance coverage in question relates to lawsuits filed against the subsidiary arising out of its involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in the litigation and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of September 30, 2007, the subsidiary had been named as a defendant in approximately 4,300 lawsuits, the first of which was filed in 1990, and a substantial number of which are currently pending. We believe that as of January 1, 2007, from $40 million to $45 million had been expended to resolve claims (including both attorneys’ fees and expenses, and settlement costs), with the subsidiary having expended $4 million of that amount due to insurance deductible obligations, all of which have now been satisfied. Because we have had to rely on the insurers of our subsidiary for certain historical information regarding the amounts expended in settlement and defense of these lawsuits and are not able to verify or confirm the information, we do not know with precision the amounts expended. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of that will be available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance available to respond to these claims. We do not believe that these claims will have a material impact on our consolidated financial position, results of operations or cash flows.

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

The plaintiffs and the codefendant threatened to add GlobalSantaFe Corporation as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law. The single business enterprise doctrine is an equitable construct created and applied by the judiciary to impose liability against the parent company or a different subsidiary or affiliated companies where more than one company represents precisely the same single interests. The single business enterprise doctrine is similar to corporate veil piercing doctrines. On August 16, 2006, Santa Fe Minerals, Inc. and its immediate parent company, 15375 Memorial Corporation, which is also an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Later that day, the plaintiffs dismissed Santa Fe Minerals, Inc. from the lawsuit. Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe Corporation and two other subsidiaries in the lawsuit. We believe that these legal theories should not be applied against GlobalSantaFe Corporation or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability. The codefendant also seeks to dismiss the bankruptcies. The efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe Corporation were rejected by the Court in Avoyelles Parish and the lawsuit against the other defendant went to trial on February 19, 2007. The action was resolved at trial with a settlement by the codefendant that included a $20 million payment and certain cleanup activities to be conducted by the codefendant. The settlement also purported to assign the plaintiffs’ claims in the lawsuit against Santa Fe Minerals, Inc. and other parties, including GlobalSantaFe Corporation and the other two subsidiaries, to the codefendant.

In the bankruptcy case, Santa Fe Minerals, Inc. has filed suit to obtain declaratory and injunctive relief against the codefendant concerning the matters described above and GlobalSantaFe Corporation has intervened in the matter. The codefendant is seeking to dismiss the bankruptcy case and a modification of the automatic stay afforded under the Bankruptcy Code to Santa Fe Minerals, Inc. and 15375 Memorial Corporation so that the codefendant may pursue the entities and GlobalSantaFe Corporation for contribution and indemnity and the purported assigned rights from the plaintiffs in the lawsuit including the alter ego and single business enterprise claims and potential insurance rights.

A trial on the declaratory and injunctive relief, dismissal and modification of the automatic stay matters was conducted in the bankruptcy case on September 17 and 18, 2007 and is now subject to post trial briefing. In addition, the codefendant has filed proofs of claim against both Santa Fe Minerals, Inc. and 15371 Memorial Corporation with regard to its claims arising out of the settlement agreement, including recovery of the settlement funds and remediation costs and damages for the purported assigned claims. A Motion for Partial Summary Judgment seeking annulment and dismissal of the codefendant’s proofs of claim has also been filed by GlobalSantaFe Corporation. Santa Fe Minerals, Inc., 15375 Memorial Corporation and GlobalSantaFe Corporation intend to continue to vigorously defend against any action taken in an attempt to impose liability against them under the theories discussed above or otherwise and believe they have good and valid defenses thereto.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes, under “Item 1A. Risk Factors,” a discussion of many of the risks inherent in our business and in the oil and gas industry as a whole, many of which are beyond our control. Additional information regarding certain of those risks is set forth in this Item 1A.

RIG UPGRADE, REFURBISHMENT AND CONSTRUCTION PROJECTS, INCLUDING OUR CURRENT SEMISUBMERSIBLE AND DRILLSHIP CONSTRUCTION PROJECTS, AND RIG MAINTENANCE AND REPAIRS ARE SUBJECT TO RISKS INCLUDING DELAYS AND COST OVERRUNS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS, AND NO CONTRACT HAS BEEN ENTERED INTO YET FOR THE DRILLSHIP UPON ITS DEPLOYMENT.

We currently have an ultra-deepwater semisubmersible rig under construction to be named the GSF Development Driller III and have also entered into an agreement with a shipyard for the construction of an ultra-deepwater exploration and development drillship. In addition, we are discussing other potential newbuild opportunities with certain of our oil and gas company clients. We may also enter into contracts for the construction of additional rigs and may make major upgrade and refurbishment expenditures for our fleet in the future. Rig upgrade, refurbishment and construction projects and rig repairs are subject to the risks of delay or cost overruns inherent in any large construction project, some of which currently may be exacerbated by increased drilling activity worldwide and the increase in construction and upgrade projects. Such risks include the following:

•	shipyard unavailability;

•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unforeseen engineering problems, including those relating to the commissioning of newly designed equipment;

•	work stoppages;

•	client acceptance delays;

•	weather interference or storm damage;

•	unanticipated cost increases; and

•	difficulty in obtaining necessary permits or approvals.

These and other factors could cause delays in the delivery schedule and increases in the costs of upgrade or newbuild projects and materially and adversely affect our financial condition and results of operations. The GSF Development Driller III is subject to a seven-year drilling contract upon completion of construction, and a delay in the delivery of the rig would result in delay in contract commencement, resulting in a loss of revenue, and may also cause the customer to terminate or shorten the term of the drilling contract for the rig pursuant to the late delivery clause. In the event of termination of the contract, we may not be able to secure a replacement contract on as favorable terms. We have not yet secured a drilling contract for deployment of the drillship upon its completion. Historically, the industry has experienced prolonged periods of overcapacity, during which many rigs were idle for long periods of time. There can be no assurance that we will be able to obtain a contract for the drillship. If we are unable to secure a contractual commitment for the rig prior to the completion of construction, it may result in a material adverse effect on our financial condition or operating results.

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

In some foreign jurisdictions, compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), including on the part of local brokers and agents whose services we rely on, is of particular concern. In June 2007, our management retained independent outside counsel to conduct an internal investigation of our Nigerian and West African operations, focusing on brokers who handled customs matters with respect to our affiliates operating in those jurisdictions and whether those brokers have fully complied with the FCPA and local laws. We commenced our investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s recently announced settlement implicating a third party handling customs matters in Nigeria. In each case, the customs broker was reported to be Panalpina Inc., which we used to obtain temporary import permits for our rigs operating offshore Nigeria. We voluntarily disclosed our internal investigation to the U.S. Department of Justice and the U.S. Securities and Exchange

Commission and, at their request, have expanded our investigation to include the activities of our customs brokers in other West African countries and the activities of Panalpina Inc. worldwide. The investigation is focusing on whether the brokers have fully complied with the requirements of their contracts, local laws and the FCPA. Our legal representatives are keeping the DOJ and SEC apprised of the scope and details of their investigation and producing relevant information in response to their requests. The audit committee of our Board of Directors has had unfettered access to the independent outside counsel, and our general counsel and outside counsel have provided periodic updates to the committee during its meetings and to the chairman of the committee between such meetings as circumstances warrant. We cannot predict at this time the ultimate outcome of the investigation, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Our investigation includes a review of amounts paid to and by customs brokers in connection with the obtaining of permits for the temporary importation of vessels and the clearance of goods and materials through customs into West African countries, including Nigeria. These permits and clearances are necessary in order for us to operate our drilling rigs in these jurisdictions. There is a risk that we may not be able to obtain import permits or renew temporary importation permits in West African countries, including Nigeria, in a manner that complies with the FCPA. As a result, we may not have the means to renew temporary importation permits for rigs located in the relevant jurisdictions as they expire or to send goods and equipment into those jurisdictions, in which event we may be forced to terminate the pending drilling contracts and relocate the rigs or leave the rigs in these countries and risk permanent importation issues, either of which could have an adverse effect on our financial results. In addition, termination of drilling contracts could result in damage claims by customers.

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

Our non–U.S. contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development and taxation of offshore earnings and earnings of expatriate personnel. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

OUR ABILITY TO OPERATE OUR RIGS IN THE U.S. GULF OF MEXICO COULD BE RESTRICTED BY GOVERNMENTAL REGULATION OR REQUIREMENTS OF OUR INSURANCE UNDERWRITERS.

Hurricanes Ivan, Katrina and Rita caused damage to a number of rigs in the U.S. Gulf of Mexico fleet and rigs that were moved off location by the storms may have damaged platforms, pipelines, wellheads and other drilling rigs during their movements. The Minerals Management Service of the U.S. Department of the Interior (“MMS”) has conducted hearings and is undertaking studies to determine methods to prevent or reduce the number of such incidents in the future. The MMS issued guidelines requiring jackup drilling rigs operating in the U.S. Gulf of Mexico to operate during hurricane season with a greater air gap between the hull of the rig and the water, effectively reducing the water depth in which the rigs can operate. The regulations also require operators to conduct more stringent subjective risk assessments of the soil conditions in which the rigs operate in order to increase the survivability of rigs in hurricane conditions. These regulations limit the areas in which particular jackup rigs can operate and expose operators to greater risk of a contracted rig not being able to operate at a specified location, and may reduce the marketability of certain rigs or generally decrease the demand for jackup rigs during hurricane season. In 2006, the MMS issued interim guidelines requiring that semisubmersibles operating in the U.S. Gulf of Mexico assess their mooring systems against stricter criteria. In 2007 additional guidelines were issued which impose stricter criteria, requiring rigs to meet 25-year storm conditions. Although all our semisubmersibles currently operating in the U.S. Gulf of Mexico meet the 2007 requirements, these guidelines may negatively impact our ability to operate our other semisubmersibles in the U.S. Gulf of Mexico in the future. Moreover, the MMS may issue additional regulations or underwriters may take steps that could increase the cost of operations or reduce the area of operations for our rigs in the future, thus reducing their marketability. Implementation of additional MMS regulations or requirements of our insurance underwriters may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations in the U.S. Gulf of Mexico.

WE ARE SUBJECT TO CHANGES IN TAX LAWS AND TAX TREATIES AND OUR TAX RETURNS ARE SUBJECT TO POSSIBLE REVIEW AND POSSIBLE ADJUSTMENTS.

We are a Cayman Islands company and we operate through our various subsidiaries in numerous countries throughout the world including the United States. Consequently, we are subject to tax laws, treaties and regulations in and between the countries in which we operate. A change in those tax laws, treaties or regulations could result in a higher or lower effective tax rate on our worldwide earnings.

One such treaty is currently in the process of being renegotiated. This renegotiation will likely result in a change in the terms of the treaty that is adverse to our structure, which in turn would increase our effective tax rate, and such increase could be material. We are monitoring the progress of the treaty renegotiation with a view to determining what, if any, steps are appropriate to mitigate any potential negative impact. We may not be able to fully, or partially, mitigate any negative impact of this treaty renegotiation or any other future changes in treaties.

Various proposals have been made in recent years that, if enacted into law, could have an adverse impact on us. Examples include, but are not limited to, proposals that would broaden the circumstances in which a non–U.S. company would be considered a U.S. resident and a proposal that could limit treaty benefits on certain payments by U.S. subsidiaries to non–U.S. affiliates. In addition, proposed legislation has been introduced in the U.S. Congress over the past several years that would limit the deductibility of certain interest expense on related-party indebtedness. A similar proposal has also been included in the President’s fiscal year 2008 budget proposals. The American Jobs Creation Act of 2004 mandated the U.S. Treasury to complete a study on the effect of certain deductions such as related-party interest. It is possible that the U.S. Congress will propose further legislation in this regard after the study has been completed. If any of these proposals were enacted, it could cause a material increase in our tax liability and effective tax rate.

Our income taxes are based upon the applicable tax laws and tax rates in effect in the countries in which we operate and upon how we are structured in these countries. Our income tax returns are subject to review and examination in such countries. If any tax authority successfully challenges our operational structure, intercompany pricing policies, or the tax presence of our entities in certain countries, or if the terms of certain income tax treaties are changed in a manner that is adverse to our structure, or if we lose a material dispute in any country, particularly in the United States, our effective tax rate on our worldwide earnings could increase substantially and our financial results could be materially adversely affected. For more information regarding these matters see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results—Income Taxes.”

Risks Relating to the Pending Transactions

In addition to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 and above, we are subject to a number of additional risks relating to the pending business combination with Transocean, some of which are described below. See “Risk Factors” in the joint proxy statement we and Transocean filed with the Securities and Exchange Commission on October 3, 2007 for more information regarding risks relating to the Transactions and the combined business after giving effect to the Transactions.

FAILURE TO COMPLETE, OR DELAYS IN COMPLETING, THE TRANSACTIONS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR ORDINARY SHARES AND FINANCIAL RESULTS.

Completion of the proposed Transactions is subject to various conditions, including, among others, approval by our shareholders and Transocean’s shareholders and obtaining regulatory clearances and financing sufficient to enable Transocean to deliver the cash consideration to our shareholders and the shareholders of Transocean payable by virtue of the Transactions. If these or other conditions are not satisfied, or if there is a delay in the satisfaction of such conditions, we may not be able to complete the Transactions timely or at all, and such failure or delay may have other adverse consequences. If the Transactions are not completed or are delayed, we will be subject to a number of risks, including the following:

•	we will not realize the expected benefits of the combined company;

•	the market price of our ordinary shares may decline to the extent that the current market price of our shares reflects a market assumption that the Transactions will be completed;

•	some costs relating to the Transactions, such as certain financial advisor, legal and financing fees, must be paid even if the Transactions are not completed; and

•

in specified circumstances, if the Transactions are not completed, we must pay Transocean either a termination fee of $300 million or up to $30 million in expense reimbursement instead of the termination fee.

WHILE THE TRANSACTIONS ARE PENDING, WE MAY EXPERIENCE DIMINISHED PRODUCTIVITY DUE TO THE IMPACT OF THE TRANSACTIONS ON CURRENT AND PROSPECTIVE EMPLOYEES, KEY MANAGEMENT, CUSTOMERS, SUPPLIERS AND BUSINESS PARTNERS, AND WE ARE SUBJECT TO RESTRICTIONS ON THE CONDUCT OF OUR BUSINESS.

Our management may be required to devote substantial time to activities related to the Transactions, which could otherwise be devoted to pursuing other beneficial business opportunities. Furthermore, our current and prospective employees may be uncertain about their future roles and relationships with us following the completion of the Transactions. This focus of management on the Transactions and employee uncertainty may also affect our productivity and this may adversely affect our ability to attract and retain key management and employees.

Our customers and business partners may not be as willing to continue business with us on the same or similar terms or may delay or defer decisions relating to their business relationships with us pending the completion of the Transactions, which could materially and adversely affect our business and results of operations.

In addition, the Merger Agreement restricts us, without Transocean’s approval, from taking actions outside the ordinary course of business or from taking specified actions including, among other things, making certain significant acquisitions, dispositions or investments, making certain significant capital expenditures, declaring dividends, and repurchasing shares, unless the Merger Agreement terminates. These restrictions may prevent us from taking actions that we might otherwise consider beneficial.

UNLESS THE MERGER AGREEMENT IS TERMINATED, WE MAY NOT BE ABLE TO ENTER INTO A MERGER OR BUSINESS COMBINATION WITH ANOTHER PARTY ON FAVORABLE TERMS BECAUSE OF RESTRICTIONS IN THE MERGER AGREEMENT.

Unless and until the Merger Agreement is terminated, subject to specified exceptions, we are restricted from soliciting, initiating or knowingly encouraging any inquiry, proposal or offer for an alternative transaction with any person or entity. We may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including our compliance in all material respects with these non–solicitation provisions, allowing Transocean seven days (or five days with respect to any material revision) to propose an adjustment to the terms and conditions of the Merger Agreement and paying a $300 million termination fee. These restrictions could affect the structure, pricing and other terms proposed by other parties seeking to enter into an alternate transaction with us and, as a result of these restrictions, we may not be able to enter into an agreement with respect to an alternative transaction on more favorable terms without incurring potentially significant liability to Transocean.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF ORDINARY SHARES

The following table details our repurchases of ordinary shares for the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2007	1,092,578	$73.22	1,092,578	$0.4 billion	(1)
August 1 - 31, 2007	0	$—	0	$0.4 billion	(1)
September 1 - 30, 2007	0	$—	0	$0.4 billion	(1)

Total	1,092,578	$73.22	1,092,578

(1)	On March 3, 2006, our Board of Directors authorized us to repurchase up to $2 billion of our ordinary shares from time to time. All of the shares repurchased during the third quarter of 2007 were repurchased pursuant to this plan. Under the terms of the Merger Agreement, we have agreed not to repurchase shares pending completion of the merger and accordingly have suspended our share repurchase program and will not make further repurchases.

In July 2007, we terminated our written plan entered into in March 2007 pursuant to Rule 10b5-1 under the U.S. Securities Exchange Act of 1934, which provided for the purchase of GlobalSantaFe ordinary shares in support of our previously announced share repurchase program.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 21, 2007, among Transocean Inc., GlobalSantaFe Corporation and Transocean Worldwide Inc. (incorporated herein by this reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2007).

10.1+	Form of Amendment to Terms and Conditions of Performance-Awarded Restricted Stock Units and Terms and Conditions of Performance Units for 2005-2007 performance cycle granted under the GlobalSantaFe 2003 Long-Term Incentive Plan.

10.2+	Form of Amendment to Terms and Conditions of Performance-Awarded Restricted Stock Units granted under the GlobalSantaFe 2003 Long-Term Incentive Plan.

10.3+	Form of Amendment to Terms and Conditions of Non-Employee Director Restricted Stock Units granted in 2005 and 2006 under the GlobalSantaFe 2003 Long-Term Incentive Plan.

10.4+	GlobalSantaFe Corporation Key Employee Deferred Compensation Plan as amended and restated effective January 1, 2008.

10.5+	GlobalSantaFe Retention Program as amended and restated effective January 1, 2008.

10.6+	GlobalSantaFe Supplemental Executive Retirement Plan as amended and restated effective January 1, 2008.

10.7+	GlobalSantaFe Pension Equalization Plan as amended and restated effective January 1, 2008.

10.8	Commitment Letter, dated July 21, 2007, among Transocean Inc., GlobalSantaFe Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Commercial Bank, Lehman Commercial Paper Inc. and Lehman Brothers Inc. (incorporated herein by this reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2007).

10.9	Amendment to GlobalSantaFe Corporation Severance Agreement with Jon A. Marshall (incorporated herein by this reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2007).

10.10	Form of Amendments to GlobalSantaFe Corporation Severance Agreements with W. Matt Ralls, Michael R. Dawson, James L. McCulloch, Roger B. Hunt, Cheryl D. Richard, R. Blake Simmons and Stephen E. Morrison (incorporated herein by this reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2007).

12.1+	Statement setting forth detail of Computation of Ratios of Earnings to Fixed Charges

15.1+	Letter of Independent Registered Public Accounting Firm regarding Awareness of Incorporation by Reference

31.1+	Chief Executive Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934

31.2+	Chief Financial Officer’s Certification pursuant to Rules 13a – 14(a) of the Securities Exchange Act of 1934

32.1+	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSANTAFE CORPORATION
(Registrant)

Dated: November 1, 2007	/s/ Michael R. Dawson
Michael R. Dawson
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer of the Registrant)